Form 10-K
period 2010-12-31
MINN SHARES INC
filed 2011-03-28
CIK 728447

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54218

Minn Shares Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1615850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1624 Harmon Place, Suite 210, Minneapolis, MN 55403
(Address of principal executive offices)

(612) 486-5587
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No  ☐

As of December 31, 2010, there were 143 non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 15, 2011, there were 1,191,348 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Minn Shares Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Minn Shares Inc., a Delaware corporation (“we,” “us,” “our” or the “Company”), was incorporated in the State of Delaware on October 22, 2010 to effect the reincorporation (the “Reincorporation”) of Minn Shares Inc., a Minnesota corporation (“Minn Shares Minnesota”) in the State of Delaware. On December 1, 2010 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Minn Shares Minnesota, pursuant to which Minn Shares Minnesota was merged with and into the Company.  Pursuant to the Merger Agreement, at the time of the merger, Minn Shares Minnesota ceased to exist and the Company continued as the surviving corporation.  As a result, the Company succeeded to all of the assets, property, rights, privileges, franchises, immunities and powers of Minn Shares Minnesota and assumed all of the duties, liabilities, obligations and restrictions of every kind and description of Minn Shares Minnesota.  Minn Shares Minnesota then ceased to exist.  As a result of the Reincorporation, the legal domicile of the Company is the State of Delaware. It has no subsidiaries and the Company selected December 31 as its fiscal year end.

Minn Shares Minnesota was incorporated in the State of Minnesota on January 15, 1987 under the name H. H. & P. Yogurt, Inc., and on September 8, 1994, changed its name to Minn Shares Inc. Minn Shares Minnesota operated two yogurt shops: one in Minneapolis, Minnesota, and one in St. Paul, Minnesota. Both stores were ultimately closed by October 1990, at which time Minn Shares Minnesota ceased to engage in the yogurt business, and focused its business on locating a suitable merger or acquisition candidate or investigating the possibility of becoming a closed-end, non-diversified management company.

In August 1993, Minn Shares Minnesota filed a registration application with the Securities and Exchange Commission (the “SEC”) to become a closed-end, non-diversified management company under the Investment Company Act of 1940 (the “Investment Company Act”), and began activity shortly thereafter. On August 3, 2001, Minn Shares Minnesota filed an Application for Deregistration of Certain Registered Investment Companies on Form N-8F (the “Form N-8F”), which was subsequently amended on September 14, 2001, at which time Minn Shares Minnesota requested deregistration. On September 27, 2001, Minn Shares Minnesota’s registration under the Investment Company Act ceased to be in effect.

Subsequent to the filing of the Form N-8F, as amended, and deregistration under the Investment Company Act, Minn Shares Minnesota appointed a liquidating agent to handle the winding-up of its business activities, affairs and obligations, distributing any remaining assets to its shareholders with the intent to ultimately dissolve Minn Shares Minnesota. All of the remaining net assets were distributed to its shareholders by the liquidating agent during the period between 2001 through 2009.

In 2009, upon the approval of Minn Shares Minnesota’s shareholders, Minn Shares Minnesota approved a plan to cancel its dissolution and accepted an offer from Paramount Trading, Ltd., a Nevada limited liability company (“Paramount”), to purchase a controlling interest in Minn Shares Minnesota. Subsequently, Minn Shares Minnesota was merged with and into the Company and was reincorporated in the State of Delaware.

 On December 1, 2010, as described above, the Company entered into an Agreement and Plan of Merger, dated December 1, 2010, pursuant to which the Company issued an aggregate of 1,191,348 shares of common stock to the shareholders of Minn Shares Minnesota in exchange for the cancellation of 11,913,455 shares of Minn Shares Minnesota common stock issued and outstanding before the Reincorporation.

Since December 2001, Minn Shares Minnesota has not engaged in any business activities other than for the purpose of collecting and distributing its assets, paying, satisfying and discharging any existing debts and obligations and doing other acts required to liquidate and wind up its business and affairs. The current business purpose of the Company is to seek the acquisition of or merger with an existing company.  We will not restrict any potential candidate targets to any specific business, industry or geographical location and thus may acquire any type of business.

The Company, pursuant to SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate-short term earnings. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company currently serves as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.   The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target companies to any industry, specific business or geographical location and, thus, may acquire any type of business. The Company intends to establish a market for freely trading shares following the conclusion of a successful business combination and commencing business as an operating company.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers and directors.  As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  Although the Company has limited funds available, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any business, industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)             Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)             Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)             Strength and diversity of management, either in place or scheduled for recruitment;

(d)             Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)             The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)      The extent to which the business opportunity can be advanced; and

(g)             The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

(h)             The impact whether financial or otherwise on the Company with respect to compliance with any federal or state regulations as required in order to complete a business combination.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct a due diligence review of potential targets based on information which may be available regarding private companies, although such review may be limited given our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. While the Company does not have any agreements in effect with any third parties, one of the third parties, which the Company expects will assist the Company in identifying and conducting a due diligence review of potential business combination targets is Paramount. The costs associated with hiring third parties as required to complete a business combination are difficult to determine for the various reasons described below and may be significant.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent on making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of its common stock, par value $0.0001 per share (the “Common Stock”) or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization. The Company does not intend to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation. In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to shareholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a Current Report on Form 8-K, as required, within four business days of a business combination that results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.  The costs that will be incurred are not ascertainable at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company.  The Company has not established a timeline with respect to the identification of a business combination target.   Due to our management’s affiliation with Paramount, we expect that Paramount will assist the Company in identifying a business combination target for us.  There are currently no agreements or understandings between the Company and Paramount.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are not ascertainable at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company.  The specific costs may be estimated once the Company identifies a business combination target.   If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred. The Company has not established a timeline with respect to the identification of a business combination target.  We expect that the Company’s management, through its affiliation with Paramount, will use its contacts and business relationships to identify a business combination target for the Company.

In the event of an acquisition, the Company does not anticipate that it or any member of its management will have a majority ownership in any potential target company and it is intended that any transaction will be structured so that the Investment Company Act of 1940 is not applicable.  The Company has not set any minimum transactional value of any target company.  The Company does not believe that its reporting obligations under the Securities Exchange Act of 1934, including the requirement for certified financial statements will have an effect on the pool of potential merger or acquisition candidates.  The Company will seek out potential merger candidates that believe that public reporting status is beneficial, and therefore the candidate will understand the requirement to comply with the Exchange Act, including the requirement for certified financial statements.  At the present, it is not expected that the payment of compensation to any director, officer or promoter will be a condition to which a target company must agree in order to complete a business combination transaction with such entity.  The Company currently does not have a corporate policy in place with respect to related party transactions and at the present there is no intent to merge or acquire another company in which promoters, management or their affiliates or associates, directly or indirectly, have an ownership interest.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and are engaged as consultants on a full-time basis by certain third parties including Paramount. Our officers and directors will be dividing their time amongst these entities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and, therefore, the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers or directors of the Company.

We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.
Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 15, 2011, there were 147 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not paid any cash dividends since inception and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.  As a result of the 2001 Plan of Liquidation adopted by the shareholders of Minn Shares Minnesota, Minn Shares Minnesota made the following distributions to its shareholders: $153,603 in 2005, $25,004 in 2007 and $39,944 in 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On December 1, 2010, and in connection with the Reincorporation, pursuant to the Agreement and Plan of Merger, dated December 1, 2010, the Company issued an aggregate of 1,191,348 shares of Common Stock to the shareholders of Minn Shares Minnesota in exchange for the cancellation of 11,913,455 shares of Minn Shares Minnesota common stock issued and outstanding before the Reincorporation.  These shares were issued in connection with the Company’s Reincorporation and merger and solely for effecting a change of the Company’s domicile from the State of Minnesota to the State of Delaware, and, are therefore, exempt from registration under the Securities Act of 1933 and/or Rule 145 promulgated thereunder.

On August 30, 2010 , Greyton Becker, our Chief Financial Officer received an aggregate of 250,000 shares of the common stock of Minn Shares Minnesota for his services as Chief Financial Officer and director of the Company with a total aggregate value equal to $840.

On June 9, 2009, and in connection with the change of control of Minn Shares Minnesota, Minn Shares Minnesota offered and sold an aggregate of 5,950,000 shares of its common stock to Paramount, for an aggregate purchase price equal to $20,000, pursuant to the terms and conditions set forth in that certain Stock Purchase Agreement dated April 28, 2009. Minn Shares Minnesota sold these shares to an accredited investor (as defined under Rule 501(a) promulgated under the Securities Act of 1933) pursuant to a private placement and was exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. The Stock Purchase Agreement is attached as Exhibit 10.1 to the Company’s registration statement on Form 10 filed on December 10, 2010.

Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was reorganized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. We expect that the costs of investigating and analyzing business combinations for the next twelve months and beyond such time will be paid with amounts that may be loaned to, advanced to, or invested in us by our stockholders, management or other investors.  We currently do not have any agreements, arrangements or understanding with any stockholders, management or others and there are no assurances that we will be able to receive the funds required to locate and consummate a business combination transaction.

We anticipate incurring expenses of at least $25,000 for the next 12 months in legal, accounting and other professional service fees related to the filing of Exchange Act reports and investigating and analyzing a business combination. The costs that will be incurred with respect to the consummation of a business combination are not ascertainable at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company. These conditions raise substantial doubt about our ability to continue as a going concern. As of the date of the filing of this registration statement the Company is a shell company and has not earned any revenues from operations since 2001 and we have minimal funds in our treasury.   Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to locate a suitable target company and ultimately, enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

The Company is currently devoting its efforts to locating merger candidates. The Company may consider a business that has recently commenced operations, is in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Management does not have a timeline or a specific plan of action with respect to how or who it will contact.  Management expects to locate a business combination target through management’s outside business and networking activities.  Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions and shortages of available capital, our management believes that there are numerous firms seeking the benefits of a business combination with an SEC reporting company and/or a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of December 31, 2010, the Company had no assets.  This compares with assets of $14,952, comprised exclusively of cash, as of December 31, 2009.  As of December 31, 2010, the Company has current liabilities equal to $73,219 comprised exclusively of checks issued in excess of deposits, payables, accrued expenses and amounts due to related parties. This compares with liabilities of $16,492, comprised exclusively of payables, as of December 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2010 and 2009:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Net Cash used in Operating Activities	$(39,848)	$(15,994)
Net Cash provided by Investing Activities	$-	$49,073
Net Cash provided by (used in) Financing Activities	$24,896	$(19,944)
Net Increase (Decrease) in Cash	$(14,952)	$13,135

The Company has nominal assets and has generated no revenues since 2001. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to continue operations.

Results of Operations

Since December 2001, the Company has not engaged in any business activities other than for the purpose of collecting and distributing its assets, paying, satisfying and discharging any existing debts and obligations and doing other acts required to liquidate and wind up its business and affairs. No revenue has been generated by the Company since 2001.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2010, the Company had a net loss of $85,799 consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and the filing of the Company’s Registration Statement on Form 10-12G in December of 2010.

For the fiscal year ended December 31, 2009, the Company had a net loss of $18,852, comprised exclusively of legal and other professional service fees incurred in relation to the operation of the Company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

MINN SHARES INC.

-TABLE OF CONTENTS-

Page(s)

Report of Independent Registered Public Accounting Firm	F - 2

Financial Statements:

Balance Sheets as of December 31, 2010 and 2009	F - 3

Statements of Operations for the Years Ended December 31, 2010 and 2009	F - 4

Statements of Shareholders’ Deficit for the Years Ended December 31, 2010 and 2009	F - 5

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	F - 6

Notes to Financial Statements	F - 7 to F - 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Minn Shares Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Minn Shares Inc. as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minn Shares Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, suffered recurring losses from operations and has a shareholders’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP

Minneapolis, Minnesota
March 28, 2011

Minn Shares Inc.
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$-	$14,952

TOTAL ASSETS	$-	$14,952

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Checks issued in excess of deposits	$1,616	$-
Payables and accrued expenses	28,388	16,492
Due to related parties	43,215	-
Total Current Liabilities	73,219	16,492

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 and 1,166,348 shares issued and outstanding	119	117
Additional paid-in-capital	594,022	579,904
Accumulated deficit	(667,360)	(581,561)
Total Shareholders’ Deficit	(73,219)	(1,540)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$14,952

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

OPERATING EXPENSES	$85,265	$18,852

OPERATING LOSS	(85,265)	(18,852)

INTEREST EXPENSE	534	-

NET LOSS	$(85,799)	$(18,852)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,174,702	907,154

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.07)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	571,348	$57	$559,908	$(562,709)	$37,256

Issuance of common stock	595,000	60	19,940	-	20,000
Liquidating distribution	-	-	(39,944)	-	(39,944)
Net loss	-	-	-	(18,852)	(18,852)

Balance at December 31, 2009	1,166,348	117	579,904	(581,561)	(1,540)

Issuance of common stock	25,000	2	838	-	840
Reimbursement of excess distribution	-	-	13,280	-	13,280
Net loss	-	-	-	(85,799)	(85,799)

Balance at December 31, 2010	1,191,348	$119	$594,022	$(667,360)	$(73,219)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(85,799)	$(18,852)
Adjustment to reconcile net loss to net cash used by operating activities:
Stock compensation expense	840	-
Expenses paid by related parties	32,681	-
Interest added to due to related parties	534	-
Changes in operating assets and liabilities:
Payables and accrued expenses	11,896	2,858

Net cash used by operating activities	(39,848)	(15,994)

Cash flows from investing activities:
Proceeds from sale of investment	-	49,073

Net cash provided by investing activities	-	49,073

Cash flows from financing activities:
Increase in checks issued in excess of deposits	1,616	-
Reimbursement for excess distribution	13,280	-
Due to related parties	10,000	-
Proceeds from issuance of common stock	-	20,000
Liquidating distribution	-	(39,944)

Net cash provided (used) by financing activities	24,896	(19,944)

Net increase (decrease) in cash	(14,952)	13,135

Cash – beginning of year	14,952	1,817
Cash – end of year	$-	$14,952

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

1.           Organization and Significant Accounting Policies

Organization

Minn Shares Inc., a Delaware corporation (the Company) was incorporated in the State of Delaware on October 22, 2010 to effect the reincorporation of Minn Shares Inc., a Minnesota corporation (Minn Shares Minnesota) in the State of Delaware. On December 1, 2010, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Minn Shares Minnesota, pursuant to which Minn Shares Minnesota was merged with and into the Company.  Pursuant to the Merger Agreement, at the time of the merger, Minn Shares Minnesota ceased to exist and the Company continued as the surviving corporation.  On December 1, 2010, the Company issued an aggregate of 1,191,348 shares of Common Stock in exchange for the cancellation of 11,913,455 shares of Minn Shares Minnesota common stock issued and outstanding before the reincorporation. All share and per share information included in these financial statements give retroactive effect of the merger.

Minn Shares Minnesota was a corporation duly organized and existing under the laws of the State of Minnesota and had authorized capital of 20,000,000 shares, 15,000,000 of which were designated Common Stock at $.01 par value and 5,000,000 of which were undesignated. Before the merger, there were 11,913,455 shares of Common Stock issued and outstanding and no shares of Undesignated Stock were issued and outstanding.

Minn Shares Minnesota was registered under the Investment Company Act of 1940 (as amended) as a non-diversified, closed-end, management investment company in May 1993.

At a Special Meeting of Shareholders of Minn Shares Minnesota held in September 2001, the shareholders approved a Plan of Liquidation and Dissolution of Minn Shares Minnesota authorizing (a) the sale of all of the assets of Minn Shares Minnesota and the distribution to shareholders of assets remaining after payment of its debts and obligations, (b) the appointment of a liquidating agent to conduct such liquidation and distribution, (c) the deregistration of Minn Shares Minnesota under the Investment Company Act of 1940 and (d) the dissolution of Minn Shares Minnesota pursuant to the Minnesota Business Corporation Act.

Minn Shares Minnesota filed an application with the Securities and Exchange Commission in August  2001, requesting an order under section 8 (f) of the Investment Company Act of 1940 declaring that it had ceased to be an investment company. On September 27, 2001, the Securities and Exchange Commission informed Minn Shares Minnesota that it was no longer registered as an investment company under section 8 (f) of the Act.

From December 2001 through early June 2009, Minn Shares Minnesota has not engaged in any business activities other than for the purpose of collecting and distributing its assets, paying, satisfying and discharging any existing debts and obligations and doing other acts required to liquidate and wind up its business and affairs.

In 2001 Minn Shares Minnesota’s principal assets were securities that had a limited or no public trading market.  As of December 31, 2009, the Liquidating Agent had sold all of Minn Shares Minnesota’s portfolio investments and made three liquidating distributions to shareholders: 2005 - $153,603, 2007 - $25,004 and 2009 $39,944.

On June 9, 2009, Minn Shares Minnesota held an Annual Meeting of Shareholders and approved the following (a) Elected one new director, (b) Abandoned the Plan of Liquidation and Dissolution of Minn Shares Minnesota and termination of the related Liquidating Agent Agreement, (c) Revoked Minn Shares Minnesota’s dissolution proceedings pursuant to the Minnesota Business Corporation Act Section 302A.731 and (d) Approved the issuance and sale to a new investor common stock representing a majority of the outstanding shares in Minn Shares Minnesota pursuant to the Stock Purchase Agreement dated April 28, 2009.

The current business purpose of the Company is to seek the acquisition of or merger with an existing company.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

1.           Organization and Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized.  The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carryforwards.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per common share is computed by dividing net loss by weighted average number of common shares outstanding and common share equivalents.  There are no common share equivalents outstanding.

Fair Value of Financial Instruments

The carrying value of current financial assets and liabilities approximates their fair values due to their short-term nature.

Recent Accounting Pronouncements

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.

2.           Going Concern

The Company is a shell company, has not earned any revenues from operations since 2001, suffered recurring losses from operations, and has a shareholders’ deficit. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to locate a suitable target company and ultimately enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

3.           Investments

The Company’s only investment consisted of 98,145 common shares of Humanetics and was sold during 2009 for $49,073.  The investment was originally recorded using the cost method but was subsequently reduced for other than temporary impairment.

4.           Payables and Accrued Expenses

Included in payables and accrued expenses was liquidating distribution payable of $5,103 and $16,492 at December 31, 2010 and 2009, respectively.

Liquidating distributions were distributed to qualified shareholders in 2005 ($153,603), 2007 ($25,004) and 2009 ($39,944).  Some shareholders did not cash/deposit their checks; as a result, new checks (totaling $8,398) were distributed during 2010 to these shareholders (who submitted documentation validating that they were the legal owner of the subject shares) to replace the checks that are considered non-negotiable after 180 days by the Uniform Commercial Code.  On December 1, 2010, $1,325 was remitted to the State of Minnesota for unclaimed liquidating distribution checks.

5.           Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director. At December 31, 2010, $43,215, including $534 of accrued interest, is owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $534 for the year ended December 31, 2010.

Subsequent to year end, Paramount paid an additional $57,929 for expenses and payables and accrued expenses on behalf of the Company.

6.           Shareholders’ Deficit

In 2009, the shareholders of Minn Shares Minnesota approved a plan to cancel its dissolution and accepted an offer from Paramount to purchase a controlling interest in Minn Shares Minnesota. Paramount purchased 5,950,000 shares of Minn Shares Minnesota’s common stock for $20,000. On the same date, Paramount distributed 2,905,000 of those shares to the Company’s President and director and 100,000 shares to another director of the Company. The Company’s President and director is a consultant to Paramount. The Company did not record compensation expense or a capital contribution on the distribution of such shares by Paramount since the amount is not considered material.

During 2009, a liquidating distribution of $39,944 was distributed to qualifying shareholders.

On August 30, 2010, Minn Shares Minnesota issued 250,000 common shares, having a total value of $840, to the Company’s Chief Financial Officer and director for services.

During 2010, the Company received $13,280 from a former director and executive officer of Minn Shares Minnesota as reimbursement for excess liquidating distribution made during 2005 through 2009.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

7.           Income Taxes

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended December 31,
	2010	2009

Statutory income tax rate	34.0%	34.0%
State income tax, net of federal benefit	6.5	6.5
Valuation of deferred tax assets	(40.5)	(40.5)

	-%	-%

A summary of deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Operating loss carryforwards	$160,746	$125,998
Capital loss carryforwards	51,172	51,172
Total deferred tax assets	211,918	177,170
Valuation allowance	(211,918)	(177,170)

Net deferred taxes	$-	$-

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized. The valuation allowance increased by $34,748 and $29,331 for the year ended December 31, 2010 and 2009, respectively.

At December 31, 2010 the Company had net operating loss carry forwards of approximately $397,000 for income tax purposes that expire starting in 2018.  The Company established a valuation allowance for the full amount of net deferred tax asset at December 31, 2010 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in the interest and penalties expense. There are no interest and penalties recognized in the statements of operations or accrued on the balance sheets.

The Company is subject to U.S. federal, state, or local income tax examination by tax authorities for all years for which a loss carryforward is utilized in subsequent periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on financial statements.

As of December 31, 2010, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Richard E. Gilbert	69	Chairman of the Board, President, Secretary and Director

Aaron W. Soderberg	49	Director

Greyton I. Becker	58	Chief Financial Officer, Treasurer and Director

Richard E. Gilbert, President, Secretary and director of the Company since inception. Mr. Gilbert was elected as Secretary and a director of Minn Shares Minnesota on June 9, 2009 and as President and Chairman of the Board of Minn Shares Minnesota on July 5, 2010. Mr. Gilbert also served as Chief Financial Officer of Minn Shares Minnesota from June 9, 2009 to August 30, 2010. Mr. Gilbert has served as a consultant aimed at assisting companies, primarily in the mining industry, in evaluating financing alternatives to accomplish their growth objectives. Since June of 2009 Mr. Gilbert has acted as a consultant for Paramount Trading Ltd. (“Paramount”).  Prior to that, Mr. Gilbert served s a consultant to Paramount’s founder since August of 2007 focused on researching the reverse merger industry and conducting due diligence on shell or blank check companies.  Prior to Mr. Gilbert’s engagement with Paramount and its founder, Mr. Gilbert was retired.  From 1997 until 1998, Mr. Gilbert was Vice President of Fleming & Company in New York, where he focused on investment banking activities exclusively in the global mining industry. From 1991 until 1996, Mr. Gilbert was Vice President of Everen Securities, Inc, an investment bank, where he focused exclusively on the North American mining industry. From 1972 until 1990, Mr. Gilbert was President and a director of Resource Management Company, Resource Bank and Trust, Resource Companies, Inc., and Resource Ventures, Inc., entities which he founded. From 1969 until 1971, Mr. Gilbert was a retail and institutional sales person with Dain Kalman & Quail and Blyth & Company. Mr. Gilbert received his Bachelor of Arts in business education from the University of Minnesota in 1968, and has also served in the United States Marine Corps.  Mr. Gilbert’s consulting and executive experience in evaluating financing alternatives will be an asset to the Company as it seeks to identify a business combination target.

Aaron W. Soderberg, a director of the Company since inception and a director of Minn Shares Minnesota since June 9, 2009. From 2007 until present, Mr. Soderberg has been the President of Gold Aaro Capital, LLC and the Chief Investment Officer of Gold Aaro Capital Partner’s Fund, responsible for day-to-day management and all investment portfolio management decisions. From 2001 until 2006, Mr. Soderberg was managing partner of Portable Storage of Minnesota, Inc., an entity that he co-founded, which was ultimately sold in 2006. From 1989 until 2001, Mr. Soderberg was employed by Equity Securities Trading Company, Inc. Over the course of his 13 year tenure with that company, Mr. Soderberg’s main responsibilities included managing client equity accounts and providing investment banking services. Mr. Soderberg attended the University of Minnesota, where he studied international relations and international commerce, with a concentration in East Asia and China.  Mr. Soderberg’s prior investment banking experience will be an asset to the Company in identifying a business combination target.

Greyton Becker, Chief Financial Officer, Treasurer and a director of the Company since inception and Chief Financial Officer, Secretary and director of Minn Shares Minnesota since August 30, 2010.  From 2003 until present, Mr. Becker has been the president of GI Becker & Associates LLC, where he has acted as an executive consultant for startup banks, community banks, regional banks (public and private) and non-banking organizations, where such experience includes strategic planning, investor relations, M&A business development, operations, risk management, information technology, risk management, regulatory compliance, corporate governance and corporate administration.  From 2003 to 2005, Mr. Becker was also the president, chief financial officer and organizer of Pinehurst Bank/Pinehurst Bancorp, Inc.  In this capacity Mr. Becker, managed the de novo bank application process, staffing, business development as well as all implementation activities.  As chief executive officer and chief financial officer duties included managing the credit process, marketing, business development, finance, operations, regulatory relations and corporate governance.  Mr. Becker received his Bachelors of Business Administration from the University of Wisconsin-Eau Claire and a Masters in Business Administration from the University of St. Thomas.  Mr. Becker’s prior regulatory compliance and business development experience will be beneficial to the Company in seeking out a business combination target.

 (b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

On September 28, 2001, pursuant to an Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934 and Section 9(b) and 9(f) of the Investment Company Act of 1940, Making Findings and Imposing Remedial Actions (the “Order”), the SEC instituted public administrative and cease-and-desist proceedings against Larry Grady, a former director and executive officer of Minn Shares Minnesota, finding that Mr. Grady violated the anti-fraud provisions of the Investment Company Act and the Exchange Act while operating as a management company under the Investment Company Act. Mr. Grady resigned as an executive officer and director of Minn Shares Minnesota on June 9, 2009.

Upon an offer of settlement from Mr. Grady, and a subsequent acceptance by the SEC, Mr. Grady was ordered to pay a civil penalty in the total amount of $10,309.09. In addition, Mr. Grady was ordered to cease and desist from committing or causing any violation of the anti-fraud provisions or any other provisions of the Investment Company Act and the Securities Exchange Act of 1934, and was prohibited from serving or acting as an employee, officer, director, member of an advisory board, investment adviser or depositor of, or principal underwriter for, a registered investment company or affiliated person of such investment adviser, depositor, or principal underwriter, with the right to reapply to the SEC to serve or act in any such capacity after three years from the date of the Order.

To the best of current managements’ knowledge, Mr. Grady has paid the civil penalty in full in accordance with the Order.

Except as otherwise described herein, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Registrant associated with the Company within the past ten years.

(e) Prior Blank Check or Shell Company Experience

Our former Chief Executive Officer, President, Treasurer and Director, Joseph Whitney served as a director of Certified Technologies Corp. (“CTC”), a former “blank check company” that was initially formed in Minnesota in January of 1984 to market a fire retardant chemical formulation to the commercial aviation and business furniture industries. CTC consummated a business combination transaction with Zhaoheng Hydropower Company on May 13, 2008 and currently trades on the Pink Sheets under the symbol ZHYLF.  Mr. Whitney resigned as the sole director and officer of CTC effective August 17, 2007, prior to the business combination transaction and therefore did not receive any benefits in connection with the CTC transaction.  Paramount Trading Ltd. (“Paramount”) and the Company’s management, through their roles as consultants of Paramount, are currently in discussions with certain other blank check companies, however, there are no definitive agreements in place.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have adopted a Code of Conduct with respect to business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions which is attached hereto as Exhibit 14.1.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Compensation Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid by the Company to each of our named executive officers and directors for the fiscal years ended December 31, 2010 and 2009:

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

Joseph H Whitney (1)	2010	None	None	None	None	None
Former Chief Executive Officer, President, Treasurer and Director	2009	None	None	None	None	None

Richard E. Gilbert (2)	2010	None	None	None	None	None
President, Secretary and Director	2009	None	None	None	None	None

Lawrence P. Grady (3)	2010	None	None	None	None	None
Former President, Secretary and Director	2009	None	None	None	None	None

Aaron W. Soderberg (4)	2010	None	None	None	None	None
Director	2009	None	None	None	None	(a)

Greyton I. Becker (5)	2010	None	None	None	$1,000	(b)
Chief Financial Officer, Treasurer and Director	2009	None	None	None	None	None

(1)	Joseph H. Whitney is the former Chief Executive Officer, President, Treasurer and Director of Minn Shares Minnesota. He served in such capacities from June 9, 2009 through July 1, 2010.

(2)
Richard E. Gilbert has served as President, Secretary and Chairman of the Board of Directors of the Company since inception and was elected to serve as a director of Minn Shares Minnesota on June 9, 2009 and was appointed to serve as Chief Financial Officer and Secretary of Minn Shares Minnesota on such date.  On July 5, 2010, Mr. Gilbert was appointed to serve as President and Chairman of the Board of Minn Shares Minnesota. Mr. Gilbert resigned as Chief Financial Officer of Minn Shares Minnesota on August 30, 2010.

(3)	Lawrence P. Grady resigned as President, Secretary and a director of Minn Shares Minnesota on June 9, 2009.

(4)	Aaron W. Soderberg has been a director of the Company since inception and was elected to serve as a director of Minn Shares Minnesota in June of 2009.

(5)
Greyton Becker has served as Chief Financial Officer, Treasurer and a director of the Company since inception.  He was appointed to serve as Chief Financial Officer, Treasurer and a director of Minn Shares Minnesota on August 30, 2010.

 (a) In June of 2009, Aaron Soderberg received an aggregate of 100,000 shares of Common Stock with a total aggregate value of $340 from Paramount in exchange for services to be provided to Minn Shares Minnesota and a total of 50,000 shares of Common Stock with a total aggregate value of $170 from Mr. Grady, the Company’s President and Chairman of the Board prior to the change of control.

 (b) On August 30, 2010, Greyton Becker, our Chief Financial Officer and director received an aggregate of $1,000 in cash and 250,000 shares of the common stock of Minn Shares Minnesota in exchange for his services as Chief Financial Officer and director of Minn Shares Minnesota with a total aggregate value equal to $840.  There are no agreements in effect with respect to the issuance of these securities.

Except as described above, the Company’s officers and directors have not received any cash or other compensation for the fiscal years ended December 31, 2010 and 2009 and we do not expect that they will receive any compensation until the consummation of an acquisition.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation that our management will receive after a business combination.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar function, and therefore does not have a compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)              The following table sets forth, certain information, as of March 15, 2011, regarding beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all of our current executive officers and directors as a group.  At the close of business on March 15, 2011, (i) there were 1,191,348 shares of our Common Stock issued and outstanding and (ii) no shares of our Preferred Stock issued and outstanding.   Unless otherwise indicated, the address with respect to each of the individuals listed below is 1624 Harmon Place, Suite 210, Minneapolis, Minneapolis 55403.

	Amount and Nature of		Percentage
Name and Address	Beneficial Ownership (1)		of Class (2)

Joseph H. Whitney (3)	118,000	(4)	9.90%
Former Chief Executive Officer, President, Treasurer and Director

Richard E. Gilbert	290,500		24.38%
Chairman of Board, President and Secretary

Aaron W. Soderberg	15,000		1.26%
Director

Greyton I. Becker	25,000		2.10%
Chief Financial Officer, Treasurer, Director

All Officers and	330,500		27.74%
Directors as a group (3 persons)

(1)
This table is based upon information supplied by our management. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. As of the date of this table, there are no outstanding options or warrants.

(2)	Percentages based on 1,191,348 shares of our Common Stock outstanding on December 10, 2010, issued in connection with the Reincorporation.

(3)	Joseph H. Whitney served as the Company’s President, Treasurer and a director from June 9, 2009 through July 1, 2010.

(4)	Excludes an aggregate of 172,500 shares of Common Stock owned of record by Mr. Whitney’s children and of which Mr. Whitney disclaims beneficial ownership.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

On June 9, 2009, in connection with a change of control of the company, Minn Shares Minnesota offered and sold an aggregate of 5,950,000 shares (the “Shares”) of its common stock to Paramount, for an aggregate purchase price of $20,000 in connection with a Stock Purchase Agreement, dated April 28, 2009. The shares then owned by Paramount represented approximately 51% of the issued and outstanding shares of the capital stock of Minn Shares Minnesota. Mr. Whitney, the former Chief Executive Officer, President and director of Minn Shares Minnesota is the sole owner of Paramount. Mr. Gilbert, our President, Secretary and a director is a consultant to Paramount.  The Shares were then transferred by Paramount in their entirety to certain individuals.  Mr. Whitney received an aggregate of 2,905,000 Shares from Paramount and Richard E. Gilbert received an aggregate of 2,905,000 Shares from Paramount in connection with services rendered to Paramount. Aaron Soderberg received an aggregate of 100,000 Shares from Paramount and 50,000 shares of Common Stock from Lawrence Grady, the President and director of Minn Shares Minnesota prior to the June 9, 2009 change in control.

The professional fees and expenses associated with the preparation and filing of the Company’s Registration Statement on Form 10, have been advanced by Paramount and Richard Gilbert, the Company’s President and a director, as a result Paramount may be deemed to be a promoter of the Company.  As of December 31, 2010, Paramount and Richard Gilbert, the Company’s President and a director, have advanced and paid expenses for an aggregate amount of $43,215 on behalf of the Company.  There is currently no written agreement in effect with respect to repayment of such fees and expenses, although Minn Shares Minnesota has agreed to repay such amounts upon the Company entering into a business combination transaction. The Company has verbally agreed to repay to Paramount Trading Ltd. all amounts that have been or may in the future, from time to time, be advanced to it or any third parties on behalf of the Company on the earliest to occur of any one of the following events (a) a Business Combination, (b) the third anniversary of the date such advance was made and (c) the Company becoming insolvent.  “Business Combination” means an acquisition by or of the Company by merger, capital stock exchange, asset or stock acquisition, reorganization or otherwise, of or with an operating business.  The Company has verbally agreed that it would repay such amounts at an interest rate equal to five (5) percent per annum.

The Company currently utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and, therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, each of Mr. Gilbert and Mr. Becker would not be considered an independent director.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Lurie Besikof Lapidus & Company, LLP (“LBL”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed or to be billed by LBL for professional services rendered for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings were $32,500 for the fiscal year ended December 31, 2010. There were no such fees billed in 2009.

Audit-Related Fees

There was $15,000 in fees billed by for LBL assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2010. There were no such fees billed in 2009.

Tax Fees

There was $5,500 in fees billed by LBL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2010. There were no such fees billed in 2009.

All Other Fees

There was $670 in fees billed by LBL for other products and services for the fiscal year ended December 31, 2010. There were no such fees billed in 2009.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 13 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

14.1	Code of Conduct

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINN SHARES INC.

Dated: March 28, 2011	By:	/s/ Richard Gilbert
Richard Gilbert
President
Principal Executive Officer

Dated: March 28, 2011	By:	/s/ Greyton Becker
Greyton Becker
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Richard Gilbert	President,	March 28, 2011
Richard Gilbert	Secretary and Director

/s/ Greyton Becker	Chief Financial Officer,	March 28, 2011
Greyton Becker	Treasurer and Director

/s/ Aaron W. Soderberg	Director	March 28, 2011
Aaron W. Soderberg