Form 10-Q
period 2011-03-31
MINN SHARES INC
filed 2011-05-12
CIK 728447

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54218

Minn Shares Inc.
(Exact name of registrant as specified in its charter)

Delaware	37–1615850
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

1624 Harmon Place, Suite 210, Minneapolis, MN 55403
 (Address of principal executive offices)

(612) 486-5587
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,191,348 shares of common stock, par value $.0001 per share, outstanding as of May 12, 2011.

MINN SHARES INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$798	$-

TOTAL ASSETS	$798	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Checks issued in excess of deposits	$-	$1,616
Payables and accrued expenses	24,255	28,388
Due to related parties	102,554	43,215
Total Current Liabilities	126,809	73,219

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(720,152)	(667,360)
Total Shareholders’ Deficit	(126,011)	(73,219)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$798	$-

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING EXPENSES	$51,715	$1,543

OPERATING LOSS	(51,715)	(1,543)

INTEREST EXPENSE	1,077	-

NET LOSS	$(52,792)	$(1,543)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,166,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Net loss	$(52,792)	$(1,543)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added to due to related parties	883	-
Changes in operating assets and liabilities:
Payables and accrued expenses	(4,133)	-

Net cash used by operating activities	(56,042)	(1,543)

Cash flows from financing activities:
Decrease in checks issued in excess of deposits	(1,616)	-
Due from related parties	58,456	-

Net cash provided by financing activities	56,840	-

Net increase (decrease) in cash	798	(1,543)

Cash – beginning of period	-	14,952
Cash – end of period	$798	$13,409

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared according to the instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2010. The balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

2.           Organization and Significant Accounting Policies

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

3.           Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per common share is computed by dividing net loss by weighted average number of common shares outstanding and common share equivalents.  There are no common share equivalents outstanding.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

4.	Recent Accounting Pronouncements

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

5.	Going Concern

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

6.           Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s previous President, and the Company’s President and director. At March 31, 2011 and December 31, 2010, $102,554 and $43,215, including $1,417 and $534 of accrued interest, was owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $883 for the three month period ended March 31, 2011.

Subsequent to March 31, 2011, Paramount advanced $12,000 to the Company.

7.           Income Taxes

At March 31, 2011 the Company had net operating loss carry forwards of approximately $450,000 for income tax purposes that expire starting in 2018.  The Company established a valuation allowance for the full amount of net deferred tax asset at March 31, 2011 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Minn Shares Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

Minn Shares Inc., a Delaware corporation (“we,” “us,” “our” or the “Company”), was incorporated in the State of Delaware on October 22, 2010 to effect the reincorporation (the “Reincorporation”) of Minn Shares Inc., a Minnesota corporation (“Minn Shares Minnesota”) in the State of Delaware. On December 1, 2010 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Minn Shares Minnesota, pursuant to which Minn Shares Minnesota was merged with and into the Company.  Pursuant to the Merger Agreement, at the time of the merger, Minn Shares Minnesota ceased to exist and the Company continued as the surviving corporation.  As a result, the Company succeeded to all of the assets, property, rights, privileges, franchises, immunities and powers of Minn Shares Minnesota and assumed all of the duties, liabilities, obligations and restrictions of every kind and description of Minn Shares Minnesota.  Minn Shares Minnesota then ceased to exist.  As a result of the Reincorporation, the legal domicile of the Company is the State of Delaware. It has no subsidiaries and the Company selected December 31 as its fiscal year end.  The Company is currently quoted on the Over-the-Counter Bulletin Board under the symbol “MSHS.OB”.

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

The Company was reorganized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The current business purpose of the Company is to seek the acquisition of or merger with an existing company.  The Company will not restrict any potential candidate targets to any specific business, industry or geographical location and thus may acquire any type of business. The Company intends to establish a market for freely trading shares following the conclusion of a successful business combination and commencing business as an operating company.

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

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We intend to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $798 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of March 31, 2011, the Company had assets equal to $798 comprised exclusively of cash. The Company had no assets as of December 31, 2010.  The Company’s current liabilities as of March 31, 2011 totaled $126,809, comprised of payables, accrued expenses and amounts due to related parties. This compares to the Company’s current liabilities as of December 31, 2010 of $73,219, comprised of checks issued in excess of deposits, payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net Cash Used in Operating Activities	$(56,042)	$(1,543)
Net Cash Provided by Financing Activities	$56,840	$-
Net Increase (Decrease) in Cash	$798	$(1,543)

The Company has nominal assets. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

For the three months ended March 31, 2011, the Company had a net loss of $52,792, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s Registration Statement on Form 10-12G in December of 2010 and the Company’s Annual Report on Form 10-K in March 2011 and interest expense.

For the three months ended March 31, 2010, the Company had a net loss of $1,543, comprised exclusively of legal and other professional service fees incurred in relation to the operation of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

Subsequent to March 31, 2011, Paramount advanced $12,000 to the Company.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN SHARES INC.

Dated: May 12, 2011	By:	/s/ Richard Gilbert
Richard Gilbert
President, Secretary and Chairman of the Board
and Principal Executive Officer

Dated: May 12, 2011	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer, Treasurer
Principal Financial Officer and
Principal Accounting Officer