Form 10-Q
period 2011-06-30
MINN SHARES INC
filed 2011-08-10
CIK 728447

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,191,348 shares of common stock, par value $.0001 per share, outstanding as of August 9, 2011.

MINN SHARES INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.
BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$1,252	$-

TOTAL ASSETS	$1,252	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Checks issued in excess of deposits	$-	$1,616
Payables and accrued expenses	15,271	28,388
Due to related parties	115,911	43,215
Total Current Liabilities	131,182	73,219

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(724,071)	(667,360)
Total Shareholders’ Deficit	(129,930)	(73,219)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,252	$-

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

OPERATING EXPENSES	$2,561	$9,726	$54,276	$11,269

OPERATING LOSS	(2,561)	(9,726)	(54,276)	(11,269)

INTEREST EXPENSE	1,358	-	2,435	-

NET LOSS	$(3,919)	$(9,726)	$(56,711)	$(11,269)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	$1,191,348	$1,166,348	$1,191,348	$1,166,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)	$(0.05)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(56,711)	$(11,269)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added to due to related parties	2,240	-
Changes in operating assets and liabilities:
Payables and accrued expenses	(13,117)	-

Net cash used by operating activities	(67,588)	(11,269)

Cash flows from financing activities:
Decrease in checks issued in excess of deposits	(1,616)	-
Due to related parties	70,456	-

Net cash provided by financing activities	68,840	-

Net increase (decrease) in cash	1,252	(11,269)

Cash – beginning of period	-	14,952
Cash – end of period	$1,252	$3,683

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared according to the instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months periods ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2010. The balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

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

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s previous President, and the Company’s President and Director. At June 30, 2011 and December 31, 2010, $115,911 and $43,215, including $2,774 and $534 of accrued interest, was owed to these related parties. The loans bear annual interest at 5% and due on demand. Interest expense was $1,358 and $2,240 for the three month and six month periods ended June 30, 2011, respectively.

Subsequent to June 30, 2011, Paramount advanced $11,000 to the Company.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

7.	Income Taxes

At June 30, 2011 the Company had net operating loss carry forwards of approximately $454,000 for income tax purposes that expire starting in 2018.  The Company established a valuation allowance for the full amount of net deferred tax asset at June 30, 2011 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

We intend to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $1,252 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $1,252 comprised of cash. The Company had no assets as of December 31, 2010.  The Company’s current liabilities as of June 30, 2011 totaled $131,182, comprised of payables, accrued expenses and amounts due to related parties. This compares to the Company’s current liabilities as of December 31, 2010 of $73,219, comprised of checks issued in excess of deposits, payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net Cash Used in Operating Activities	$(67,588)	$(11,269)
Net Cash Provided by Financing Activities	$68,840	$-
Net Increase (Decrease) in Cash	$1,252	$(11,269)

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

For the three and six months ended June 30, 2011, the Company had a net loss of $3,919 and $56,711, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s Registration Statement on Form 10-12G in December of 2010, the Company’s Annual Report on Form 10-K in March 2011 and the Company’s Quarterly Report on Form 10-Q in May 2011 and interest expense.

For the three and six months ended June 30, 2010, the Company had a net loss of $9,726 and $11,269, respectively, comprised exclusively of legal and other professional service fees incurred in relation to the operation of the Company.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

MINN SHARES INC.

Dated: August 10, 2011	By:	/s/ Richard Gilbert
Richard Gilbert
President, Secretary and Chairman of the Board
and Principal Executive Officer

Dated: August 10, 2011	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer, Treasurer
Principal Financial Officer and
Principal Accounting Officer