Form 10-Q
period 2011-09-30
MINN SHARES INC
filed 2011-11-09
CIK 728447

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,191,348 shares of common stock, par value $.0001 per share, outstanding as of November 9, 2011.

MINN SHARES INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.
BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$205	$-

TOTAL ASSETS	$205	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Checks issued in excess of deposits	$-	$1,616
Payables and accrued expenses	7,559	28,388
Due to related parties	133,512	43,215
Total Current Liabilities	141,071	73,219

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(735,007)	(667,360)
Total Shareholders’ Deficit	(140,866)	(73,219)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$205	$-

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

OPERATING EXPENSES	$9,411	$16,019	$63,687	$27,288

OPERATING LOSS	(9,411)	(16,019)	(63,687)	(27,288)

INTEREST EXPENSE	1,525	-	3,960	-

NET LOSS	$(10,936)	$(16,019)	$(67,647)	$(27,288)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,174,769	1,191,348	1,176,785

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)	$(0.06)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(67,647)	$(27,288)
Adjustment to reconcile net loss to net cash used by operating activities:
Stock compensation expense	-	840
Interest added to due to related parties	3,765	-
Changes in operating assets and liabilities:
Receivables	-	(1,217)
Payables and accrued expenses	(20,829)	5,870

Net cash used by operating activities	(84,711)	(21,795)

Cash flows from financing activities:
Decrease in checks issued in excess of deposits	(1,616)	-
Due to related parties	86,532	7,000

Net cash provided by financing activities	84,916	7,000

Net increase (decrease) in cash	205	(14,795)

Cash – beginning of period	-	14,952
Cash – end of period	$205	$157

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months periods ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2010. The balance sheet at December 31, 2010, has been derived from the audited  financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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
September 30, 2011
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

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s previous President, and the Company’s President and Director. At September 30, 2011 and December 31, 2010, $133,512 and $43,215, including $4,298 and $534 of accrued interest, was owed to these related parties. The advances and expenses bear annual interest at 5% and due on demand. Interest expense was $1,525 and $3,765 for the three month and nine month periods ended September 30, 2011, respectively.

7.	Income Taxes

At September 30, 2011 the Company had net operating loss carry forwards of approximately $465,000 for income tax purposes that expire starting in 2018.  The Company established a valuation allowance for the full amount of net deferred tax asset at September 30, 2011 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

We intend to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $205 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $205 comprised exclusively of cash. The Company had no assets as of December 31, 2010.  The Company’s current liabilities as of September 30, 2011 totaled $141,071, comprised of payables and accrued expenses and amounts due to related parties. This compares to the Company’s current liabilities as of December 31, 2010 of $73,219, comprised of checks issued in excess of deposits, payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Net Cash Used in Operating Activities	$(84,711)	$(21,795)
Net Cash Provided by Financing Activities	84,916	7,000
Net Increase (Decrease) in Cash	$205	$(14,795)

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

For the three and nine months ended September 30, 2011, the Company had a net loss of $10,936 and $67,647, respectively, comprised of legal,  audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s Registration Statement on Form 10-12G in December of 2010, the Company’s Annual Report on Form 10-K in March 2011, the Company’s Quarterly Report on Form 10-Q in May 2011, and the Company's Quarterly Report on Form 10-Q in August 2011 and interest expense.

For the three and nine months ended September 30, 2010, the Company had a net loss of $16,019 and $27,288, respectively, comprised exclusively of legal and other professional service fees incurred in relation to the operation of the Company.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN SHARES INC.

Dated: November 9, 2011	By:	/s/ Richard Gilbert
Richard Gilbert
President, Secretary and Chairman of the Board
and Principal Executive Officer

Dated: November 9, 2011	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer, Treasurer
Principal Financial Officer and
Principal Accounting Officer