Form 10-K
period 2011-12-31
MINN SHARES INC
filed 2012-03-28
CIK 728447

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $118,112.83

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 28, 2012, there were 1,191,348 shares of the registrant’s common stock, par value $.0001, outstanding.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers and directors. As of this date, while the Company has had discussions with others regarding a potential business combination with us, we have not entered into any agreements, arrangement or understanding with respect to a business combination. Although the Company has limited funds available, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any business, industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

(g)           The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)           The impact whether financial or otherwise on the Company with respect to compliance with any federal or state regulations as required in order to complete a business combination.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about any opportunity evaluated. In evaluating a prospective business combination, we will conduct a due diligence review of potential targets based on information which may be available regarding private companies, although such review may be limited given our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to us. This due diligence review will be conducted either by our management or by third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. While the Company does not have any agreements in effect with any third parties, one of the third parties, which the Company expects will assist the Company in identifying and conducting a due diligence review of potential business combination targets is Paramount. The costs associated with hiring third parties as required to complete a business combination are difficult to determine for the various reasons described below and may be significant.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent on making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can only be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

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

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities with a business objective similar to ours to acquire a target business on favorable terms.

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

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.  The costs that will be incurred are not ascertainable at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company.  The Company has not established a timeline with respect to the identification of a business combination target.   Due to our management’s affiliation with Paramount, we expect that Paramount may assist the Company in identifying a business combination target for us.  There are currently no agreements or understandings between the Company and Paramount.

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

Item 3. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is listed on the OTC Bulletin Board market. As of March 28, 2012, there were 146 holders of record of the Common Stock.

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

None.

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

We anticipate incurring expenses of at least $45,000 for the next 12 months in legal, accounting and other professional service fees related to the filing of Exchange Act reports and investigating and analyzing a business combination. The costs that will be incurred with respect to the consummation of a business combination are not ascertainable at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company. These conditions raise substantial doubt about our ability to continue as a going concern. As of the date of the filing of this annual report, the Company is a shell company and has not earned any revenues from operations since 2001 and we have minimal funds in our treasury.   Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to locate a suitable target company and ultimately, enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

The Company is currently devoting its efforts to locating merger candidates. The Company may consider a business that has recently commenced operations, is in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service or is an established business, which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Management does not have a timeline or a specific plan of action with respect to how or who it will contact.  Management expects to locate a business combination target through management’s outside business and networking activities.  Our officers and directors have had discussions with others regarding a potential business combination with us; we have not entered into any agreements, arrangement or understanding with respect to a business combination. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had assets of $318. This compares with no assets as of December 31, 2010. As of December 31, 2011, the Company has current liabilities equal to $153,355 comprised exclusively of payables, accrued expenses and amounts due to related parties. This compares with current liabilities of $73,219, comprised exclusively of payables, accrued expenses, amounts due to related parties and checks issued in excess of deposits as of December 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2011 and 2010:

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Net Cash used in Operating Activities	$(96,202)	$(72,529)
Net Cash provided by Investing Activities	-	-
Net Cash provided by (used in) Financing Activities	96,520	57,577
Net Increase (Decrease) in Cash	$318	$(14,952)

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

Results of Operations

Since December 2001, the Company has not engaged in any business activities other than for the purpose of collecting and distributing its assets, paying, satisfying and discharging any existing debts and obligations and doing other acts required to liquidate and wind up its business and affairs. The Company has generated no revenue since 2001. It is unlikely the Company will generate any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2011, the Company had a net loss of $79,818 consisting of accounting, audit, legal and other professional service fees incurred in relation to the preparation and the filing of the Company’s Registration Statement on Form 10-12G in December of 2010, 2010 Annual Report on Form 10-K, 2011 quarterly regulatory filings, target company due diligence activities and interest expense. For the fiscal year ended December 31, 2010, the Company had a net loss of $85,799, consisting of accounting, audit, legal and other professional service fees incurred in relation to the preparation and the filing of the Company’s Registration Statement on Form 10-12G in December of 2010.

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

MINN SHARES INC.

-TABLE OF CONTENTS-

Page(s)

Report of Independent Registered Public Accounting Firm	F - 2

Financial Statements:

Balance Sheets as of December 31, 2011 and 2010	F - 3

Statements of Operations for the Years Ended December 31, 2011 and 2010	F - 4

Statements of Shareholders’ Deficit for the Years Ended December 31, 2011 and 2010	F - 5

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	F - 6

Notes to Financial Statements	F - 7 to F - 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Minn Shares Inc.

Minneapolis, Minnesota

We have audited the accompanying balance sheets of Minn Shares Inc. as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minn Shares Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP

Minneapolis, Minnesota

March 28, 2012

Minn Shares Inc.

BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$318	$-

TOTAL ASSETS	$318	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES:
Checks issued in excess of deposits	$-	$1,616
Payables and accrued expenses	6,578	28,388
Due to related parties	146,777	43,215
Total Current Liabilities	153,355	73,219

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(747,178)	(667,360)
Total Shareholders’ Deficit	(153,037)	(73,219)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$318	$-

The accompanying notes are an integral part of these financial statements.

F-3

Minn Shares Inc.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

OPERATING EXPENSES	$74,197	$85,265

OPERATING LOSS	(74,197)	(85,265)

INTEREST EXPENSE	5,621	534

NET LOSS	$(79,818)	$(85,799)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,174,702

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.07)	$(0.07)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	1,166,348	$117	$579,904	$(581,561)	$(1,540)

Issuance of common stock	25,000	2	838		840
Reimbursement of excess distributions			13,280	-	13,280
Net loss	-	-	-	(85,799)	(85,799)

Balance at December 31, 2010	1,191,348	119	594,022	(667,360)	(73,219)

Net loss	-	-	-	(79,818)	(79,818)

Balance at December 31, 2011	1,191,348	$119	$594,022	$(747,178)	$(153,037)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(79,818)	$(85,799)
Adjustment to reconcile net loss to net cash used by operating activities:
Stock compensation expense	-	840
Interest added to due to related parties	5,426	534
Changes in operating assets and liabilities:
Payables and accrued expenses	(21,810)	11,896

Net cash used by operating activities	(96,202)	(72,529)

Cash flows from financing activities:
Increase (decrease) in checks issued in excess of deposits	(1,616)	1,616
Reimbursement for excess distribution	-	13,280
Due to related parties	98,136	42,681

Net cash provided by financing activities	96,520	57,577

Net increase (decrease) in cash	318	(14,952)

Cash – beginning of year	-	14,952
Cash – end of year	$318	$-

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

December 31, 2011

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

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by weighted average number of common shares outstanding and common share equivalents when dilutive. There are no common share equivalents outstanding.

Fair Value of Financial Instruments

The carrying value of current financial assets and liabilities approximates their fair values due to their short-term nature.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

2.	Going Concern

The Company is a shell company, has not earned any revenues from operations since 2001, suffered recurring losses from operations, and has a shareholders’ deficit. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to locate a suitable target company and ultimately enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available

3.	Payables and Accrued Expenses

Included in payables and accrued expenses was liquidating distribution payable of $4,012 and $5,103 at December 31, 2011 and 2010, respectively.

Liquidating distributions were distributed to qualified shareholders in 2005 ($153,603), 2007 ($25,004) and 2009 ($39,944). Some shareholders did not cash/deposit their checks; as a result, new checks (totaling $1,091 and $8,398) were distributed during 2011 and 2010, respectively to these shareholders (who submitted documentation validating that they were the legal owner of the subject shares) to replace the checks that are considered non-negotiable after 180 days by the Uniform Commercial Code. On December 1, 2010, $1,325 was remitted to the State of Minnesota for unclaimed liquidating distribution checks.

4.	Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director. At December 31, 2011 and 2010, $146,777 and $43,215, including $5,960 and $534, respectively of accrued interest, is owed to these related parties. The advances bear annual interest at 5% and due on demand.

Interest expense to related parties was $5,426 and $534 for 2011 and 2010, respectively.

Subsequent to year end, Paramount advanced an additional $10,900 to the Company.

5.	Shareholders’ Deficit

On August 30, 2010, the Company issued 25,000 common shares, having a total value of $840, to the Company’s Chief Financial Officer and director for services.

During 2010, the Company received $13,280 from a former director and executive officer of Minn Shares Minnesota as reimbursement for excess liquidating distribution made during 2005 through 2009.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

6.	Income Taxes

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended December 31,
	2011	2010

Statutory income tax rate	34.0%	34.0%
State income tax, net of federal benefit	6.5	6.5
Valuation of deferred tax assets	(40.5)	(40.5)

	-%	-%

A summary of deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Operating loss carryforwards	$193,072	$160,746
Capital loss carryforwards	47,003	51,172
Total deferred tax assets	240,075	211,918
Valuation allowance	(240,075)	(211,918)

Net deferred taxes	$-	$-

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized. The valuation allowance increased by $28,157 and $34,748 for the year ended December 31, 2011 and 2010, respectively.

At December 31, 2011 the Company had net operating loss carry forwards of approximately $477,000 for income tax purposes that expire starting in 2018. The Company established a valuation allowance for the full amount of net deferred tax asset at December 31, 2011 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

As of December 31, 2011, we carried out a review of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Richard E. Gilbert	70	Chairman of the Board, President, Secretary and Director

Aaron W. Soderberg	50	Director

Greyton I. Becker	60	Chief Financial Officer, Treasurer and Director

Richard E. Gilbert, President, Secretary and director of the Company since inception. Mr. Gilbert was elected as Secretary and a director of Minn Shares Minnesota on June 9, 2009 and as President and Chairman of the Board of Minn Shares Minnesota on July 5, 2010. Mr. Gilbert also served as Chief Financial Officer of Minn Shares Minnesota from June 9, 2009 to August 30, 2010. Mr. Gilbert has served as a consultant aimed at assisting companies, primarily in the mining industry, in evaluating financing alternatives to accomplish their growth objectives. Since June of 2009, Mr. Gilbert has acted as a consultant for Paramount Trading Ltd. (“Paramount”). Prior to that, Mr. Gilbert served s a consultant to Paramount’s founder since August of 2007 focused on researching the reverse merger industry and conducting due diligence on shell or blank check companies. Prior to Mr. Gilbert’s engagement with Paramount and its founder, Mr. Gilbert was retired. From 1997 until 1998, Mr. Gilbert was Vice President of Fleming & Company in New York, where he focused on investment banking activities exclusively in the global mining industry. From 1991 until 1996, Mr. Gilbert was Vice President of Everen Securities, Inc, an investment bank, where he focused exclusively on the North American mining industry. From 1972 until 1990, Mr. Gilbert was President and a director of Resource Management Company, Resource Bank and Trust, Resource Companies, Inc., and Resource Ventures, Inc., entities, which he founded. From 1969 until 1971, Mr. Gilbert was a retail and institutional sales person with Dain Kalman & Quail and Blyth & Company. Mr. Gilbert received his Bachelor of Arts in business education from the University of Minnesota in 1968. Mr. Gilbert served in the United States Marine Corps.  Mr. Gilbert’s consulting and executive experience in evaluating financing alternatives will be an asset to the Company as it seeks to identify a business combination target.

Aaron W. Soderberg, a director of the Company since inception and a director of Minn Shares Minnesota since June 9, 2009. Since April 2011, Mr. Soderberg serves as Senior Vice President of Parenteau Associates, LLC, responsible for representing Parenteau Associates’ institutional platform of Money Managers to the Consultant, Pension, Endowment and RIA marketplace. Since 2007, Mr. Soderberg has been the President of Gold Aaro Capital, LLC and the Chief Investment Officer of Gold Aaro Capital Partner’s Fund, responsible for day-to-day management and all investment portfolio management decisions. From 2001 until 2006, Mr. Soderberg was managing partner of Portable Storage of Minnesota, Inc., an entity that he co-founded, which was ultimately sold in 2006. From 1989 until 2001, Mr. Soderberg was employed by Equity Securities Trading Company, Inc. Over the course of his 13 year tenure with that company, Mr. Soderberg’s main responsibilities included managing client equity accounts and providing investment banking services. Mr. Soderberg attended the University of Minnesota, where he studied international relations and international commerce, with a concentration in East Asia and China.  Mr. Soderberg’s prior investment banking experience will be an asset to the Company in identifying a business combination target.

Greyton Becker, Chief Financial Officer, Treasurer and a director of the Company since inception and Chief Financial Officer, Secretary and director of Minn Shares Minnesota since August 30, 2010.  From February 2011 to the present, Mr. Becker has served as Manager of Strategic Advisory Services for Wipfli LLP responsible for the management and strategic positioning of Wipfli’s Asset Liability Management (“ALM”) Consulting Services for Financial Institutions. Wipfli’s consulting services include interest rate risk validations, strategic financial improvement, liquidity consulting (liquidity stress testing, CFPs, etc.), capital planning, ALM processing, policy and procedure review, corporate governance guidance, Board and ALCO reporting, ALM regulatory compliance and resolution and ALM training. From 2003 until present, Mr. Becker has been the President of G I Becker & Associates LLC, where he has acted as an executive consultant for startup banks, community banks, regional banks (public and private) and non-banking organizations, where such experience includes strategic planning, investor relations, M&A business development, operations, risk management, information technology, risk management, regulatory compliance, corporate governance and corporate administration.  From 2003 to 2005, Mr. Becker was also the President, Chief Financial Officer and an organizer of Pinehurst Bank/Pinehurst Bancorp, Inc.  In this capacity Mr. Becker, managed the de novo bank application process, staffing, business development as well as all implementation activities.  As Chief Executive Officer and Chief Financial Officer duties included managing the credit process, marketing, business development, finance, operations, regulatory relations and corporate governance.  Mr. Becker received his Bachelors of Business Administration from the University of Wisconsin-Eau Claire and a Masters in Business Administration from the University of St. Thomas.  Mr. Becker’s prior regulatory compliance and business development experience will be beneficial to the Company in seeking out a business combination target.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person associated with the Company within the past ten years.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions which is attached as Exhibit 14.1 to the Company’s Form 10-K filed on March 28, 2011.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Compensation Committee

The Board of Directors acts as the audit committee. The Company has determined that Greyton Becker is a qualified audit committee financial expert based on the experiences described herein. Our Common Stock is not quoted or listed on any national exchange and, therefore, the Company is not subject to any audit committee member or director independence requirements. Under NASDAQ Rule 5605(a)(2)(A) and (c)(2)(A), an audit committee member is not considered to be independent if he or she is also an executive officer or employee, or if the member accepts any consulting, advisory, or other compensatory fee from the Company other than for board service and is also an affiliated person of the Company. Under such standards, Mr. Becker would not be considered an independent financial expert because he also serves as the Chief Financial Officer and Treasurer of the Company.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid by the Company to each of our named executive officers and directors for the fiscal years ended December 31, 2011 and 2010:

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

Joseph H Whitney (1)	2011	None	None	None	None	None
Former Chief Executive Officer, President, Treasurer and Director	2010	None	None	None	None	None

Richard E. Gilbert (2)	2011	None	None	None	None	None
President, Secretary and Director	2010	None	None	None	None	None

Aaron W. Soderberg (3)	2011	None	None	None	None	None
Director	2010	None	None	None	None	None

Greyton I. Becker (4)	2011	None	None	None	None	None
Chief Financial Officer, Treasurer and Director	2010	None	None	None	$1,000	(a)

(1)	Joseph H. Whitney is the former Chief Executive Officer, President, Treasurer and Director of Minn Shares Minnesota. He served in such capacities from June 9, 2009 through July 1, 2010.

(2)	Richard E. Gilbert has served as President, Secretary and Chairman of the Board of Directors of the Company since inception and was elected to serve as a director of Minn Shares Minnesota on June 9, 2009 and was appointed to serve as Chief Financial Officer and Secretary of Minn Shares Minnesota on such date. On July 5, 2010, Mr. Gilbert was appointed to serve as President and Chairman of the Board of Minn Shares Minnesota. Mr. Gilbert resigned as Chief Financial Officer of Minn Shares Minnesota on August 30, 2010.

(3)	Aaron W. Soderberg has been a director of the Company since inception and was elected to serve as a director of Minn Shares Minnesota in June of 2009.

(4)	Greyton Becker has served as Chief Financial Officer, Treasurer and a director of the Company since inception. He was appointed to serve as Chief Financial Officer, Treasurer and a director of Minn Shares Minnesota on August 30, 2010.

 (a) On August 30, 2010, Greyton Becker, our Chief Financial Officer and director received an aggregate of $1,000 in cash and 25,000 shares of the Company common stock in exchange for his services as Chief Financial Officer and director of the Company with a total aggregate value equal to $840. There  are no agreements in effect with respect to the issuance of these securities.

Except as described above, the Company’s officers and directors have not received any cash or other compensation for the fiscal years ended December 31, 2011 and 2010 and we do not expect that they will receive any compensation until the consummation of an acquisition.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following table sets forth, certain information, as of March 28, 2012, regarding beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all of our current executive officers and directors as a group.  At the close of business on March 28, 2012, (i) there were 1,191,348 shares of our Common Stock issued and outstanding and (ii) no shares of our Preferred Stock issued and outstanding.   Unless otherwise indicated, the address with respect to each of the individuals listed below is 1624 Harmon Place, Suite 210, Minneapolis, Minneapolis 55403.

	Amount and Nature of		Percentage
Name and Address	Beneficial Ownership (1)		of Class (2)

Joseph H. Whitney (3)	118,000	(4)	9.90%
Former Chief Executive Officer, President,
Treasurer and Director

Richard E. Gilbert	290,500		24.38%
Chairman of Board, President and Secretary

Aaron W. Soderberg	15,000		1.26%
Director

Greyton I. Becker	25,000		2.10%
Chief Financial Officer, Treasurer, Director

All Officers and	330,500		27.74%
Directors as a group (3 persons)

(1)	This table is based upon information supplied by our management. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. As of the date of this table, there are no outstanding options or warrants.

(2)	Percentages based on 1,191,348 shares of our Common Stock outstanding on March 28, 2012.

(3)	Joseph H. Whitney served as the Company’s President, Treasurer and a director from June 9, 2009 through July 1, 2010.

(4)	Excludes an aggregate of 172,500 shares of Common Stock owned of record by Mr. Whitney’s children and of which Mr. Whitney disclaims beneficial ownership.

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

The professional fees and expenses associated with the preparation and filing of the Company’s Registration Statement on Form 10, have been advanced by Paramount and Richard Gilbert, the Company’s President and a director, as a result Paramount may be deemed to be a promoter of the Company.  As of December 31, 2011, Paramount and Richard Gilbert have advanced and paid expenses for an aggregate amount of $146,777, including accrued interest, on behalf of the Company.  There is currently no written agreement in effect with respect to repayment of such fees and expenses, although Minn Shares Minnesota has agreed to repay such amounts upon the Company entering into a business combination transaction. The Company has verbally agreed to repay to Paramount Trading Ltd. all amounts that have been or may in the future, from time to time, be advanced to it or any third parties on behalf of the Company on the earliest to occur of any one of the following events (a) a Business Combination, (b) the third anniversary of the date such advance was made and (c) the Company becoming insolvent.  “Business Combination” means an acquisition by or of the Company by merger, capital stock exchange, asset or stock acquisition, reorganization or otherwise, of or with an operating business.  The Company has verbally agreed that it would repay such amounts at an interest rate equal to five (5) percent per annum.

The Company currently utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

Director Independence

Our Common Stock is not quoted or listed on any national exchange with a requirement that a majority of our board of directors be independent and, therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, each of Mr. Gilbert and Mr. Becker would not be considered an independent director.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services

Lurie Besikof Lapidus & Company, LLP (“LBL”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed or to be billed by LBL for professional services rendered for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings were $34,750 for the fiscal year ended December 31, 2011 and $32,500 for the fiscal year ended December 31, 2010.

Audit-Related Fees

There were no fees billed by LBL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2011 and $15,000 for the fiscal year ended December 31, 2010.

Tax Fees

There was $1,700 and $5,500, respectively, in fees billed by LBL for income tax services for the fiscal years ended December 31, 2011 and 2010.

All Other Fees

There were no other fees billed by LBL for other products and services for the fiscal year ended December 31, 2011 and $670 in December 31, 2010.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 12 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

**14.1	Code of Ethics

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010 and incorporated herein by this reference.

**	Filed as Exhibit 14.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2011 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINN SHARES INC.

Dated: March 28, 2012	By:	/s/ Richard Gilbert
Richard Gilbert
President
Principal Executive Officer

Dated: March 28, 2012	By:	/s/ Greyton Becker
Greyton Becker
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Richard Gilbert	President,	March 28, 2012
Richard Gilbert	Secretary and Director

/s/ Greyton Becker	Chief Financial Officer,	March 28, 2012
Greyton Becker	Treasurer and Director

/s/ Aaron W. Soderberg	Director	March 28, 2012
Aaron W. Soderberg

