Form 10-Q
period 2012-03-31
MINN SHARES INC
filed 2012-05-15
CIK 728447

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2012, there were 1,191,348 shares of the registrant’s common stock, par value $.0001, outstanding.

MINN SHARES INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Minn Shares Inc.

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$171	$318
Prepaid expenses	7,083	-

TOTAL ASSETS	$7,254	$318

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$24,106	$6,578
Due to related parties	160,490	146,777
Total Current Liabilities	184,596	153,355

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(771,483)	(747,178)
Total Shareholders’ Deficit	(177,342)	(153,037)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$7,254	$318

The accompanying notes are an integral part of these financial statements.

3

Minn Shares Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

OPERATING EXPENSES	$22,504	$51,715

OPERATING LOSS	(22,504)	(51,715)

INTEREST EXPENSE	1,801	1,077

NET LOSS	$(24,305)	$(52,792)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(24,305)	$(52,792)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added to due to related parties	1,801	883
Changes in operating assets and liabilities:
Prepaid expense	(7,083)	-
Payables and accrued expenses	17,528	(4,133)

Net cash used by operating activities	(12,059)	(56,042)

Cash flows from financing activities:
Decrease in checks issued in excess of deposits	-	(1,616)
Due to related parties	11,912	58,456

Net cash provided by financing activities	11,912	56,840

Net increase (decrease) in cash	(147)	798

Cash – beginning of period	318	-
Cash – end of period	$171	$798

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2011. The balance sheet at December 31, 2011, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

4.          Recent Accounting Pronouncements

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. If a public entity presents

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

4.         Recent Accounting Pronouncements (continued)

comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.

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

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director. At March 31, 2012 and December 31, 2011, $160,490 and $146,777, including $7,761 and $5,960, respectively of accrued interest, is owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $1,801 and $883 for the three month period ended March 31, 2012 and 2011, respectively.

7.	Income Taxes

At March 31, 2012 the Company had net operating loss carry forwards of approximately $501,000 for income tax purposes that expire starting in 2018. The Company established a valuation allowance for the full amount of net deferred tax asset at March 31, 2012 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

We intend to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $171 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company had assets equal to $7,254, comprised of cash and prepaid expenses. The Company had assets equal to $318, comprised exclusively of cash, as of December 31, 2011. The Company’s current liabilities as of March 31, 2012 totaled $184,596, comprised of payables, accrued expenses and amounts due to related parties. This compares to the Company’s total liabilities as of December 31, 2011 of $153,355, comprised of payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net Cash Used in Operating Activities	$(12,059)	$(56,042)
Net Cash Provided by Financing Activities	11,912	56,840
Net Increase (Decrease) in Cash	$(147)	$798

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

For the three months ended March 31, 2012, the Company had a net loss of $24,305, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

For the three months ended March 31, 2011, the Company had a net loss of $52,792, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s Registration Statement on Form 10-12G in December of 2010 and the Company’s periodic reports and interest expense.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN SHARES INC.

Dated: May 11, 2012	By:	/s/ Richard Gilbert
Richard Gilbert
President, Secretary and Chairman of the Board
and Principal Executive Officer

Dated: May 11, 2012	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer, Treasurer
Principal Financial Officer and
Principal Accounting Officer

