Form 10-Q
period 2012-09-30
MINN SHARES INC
filed 2012-11-08
CIK 728447

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No  ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 8, 2012, there were 1,191,348 shares of the registrant’s common stock, par value $.0001, outstanding.

MINN SHARES INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.
BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$590	$318
Prepaid Expenses	2,832	-

TOTAL ASSETS	$3,422	$318

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$4,012	$6,578
Due to related parties	192,112	146,777
Total Current Liabilities	196,124	153,355

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(786,843)	(747,178)
Total Shareholders’ Deficit	(192,702)	(153,037)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,422	$318

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

OPERATING EXPENSES	$5,115	$9,411	$34,174	$63,687

OPERATING LOSS	(5,115)	(9,411)	(34,174)	(63,687)

INTEREST EXPENSE	2,134	1,525	5,491	3,960

NET LOSS	$(7,249)	$(10,936)	$(39,665)	$(67,647)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.06)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(39,665)	$(67,647)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added to due to related parties	5,880	3,765
Changes in operating assets and liabilities:
Prepaid expense	(2,832)	-
Payables and accrued expenses	(2,566)	(20,829)

Net cash used by operating activities	(39,183)	(84,711)

Cash flows from financing activities:
Decrease in checks issued in excess of deposits	-	(1,616)
Due to related parties	39,455	86,532

Net cash provided by financing activities	39,455	84,916

Net increase in cash	272	205

Cash – beginning of period	318	-
Cash – end of period	$590	$205

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
September 30, 2012
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2011. The balance sheet at December 31, 2011, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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
September 30, 2012
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

6.  Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director.  At September 30, 2012 and December 31, 2011, $192,112 and $146,777, including $11,840 and $5,960, respectively of accrued interest, is owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $2,134 and $1,525 for the three month and $5,880 and $3,765 for the nine month periods ended September 30, 2012 and 2011, respectively.

7.  Income Taxes

At September 30, 2012 the Company had net operating loss carryforwards of approximately $516,000 for income tax purposes that expire starting in 2018.  The Company established a valuation allowance for the full amount of net deferred tax asset at September 30, 2012 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

The Company intends to meet these costs through use of funds in its treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by its stockholders, management or other investors. As of the date of the period covered by this report, the Company has $590 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, the Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company's ability to continue as a going concern is also dependant on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company had assets equal to $3,422, comprised of cash and prepaid expenses. The Company had assets equal to $318, comprised exclusively of cash, as of December 31, 2011.  The Company’s current liabilities as of September 30, 2012 totaled $196,124, comprised of payables, accrued expenses and amounts due to related parties. This compares to the Company’s total liabilities as of December 31, 2011 of $153,355, comprised of payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net Cash Used by Operating Activities	$(39,183)	$(84,711)
Net Cash Provided by Financing Activities	$39,455	$84,916
Net Increase in Cash	$272	$205

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

For the three and nine months ended September 30, 2012, the Company had a net loss of $7,249 and $39,665, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

For the three and nine months ended September 30, 2011, the Company had a net loss of $10,936 and $67,647, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s Registration Statement on Form 10-12G in December of 2010, the Company’s Annual Report on Form 10-K in March 2011, the Company’s Quarterly Report on Form 10-Q in May 2011, and the Company's Quarterly Report on Form 10-Q in August 2011 and interest expense.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the principal executive officer and our principal financial officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, its principal executive officer and our principal financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect its internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

MINN SHARES INC.

Dated: November [__], 2012	By:	/s/ Richard Gilbert
Richard Gilbert
President, Secretary and Chairman of the Board and Principal Executive Officer

Dated: November [__], 2012	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer, Treasurer Principal Financial Officer and Principal Accounting Officer