Form 10-K
period 2012-12-31
MINN SHARES INC
filed 2013-03-22
CIK 728447

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $222,854.40.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 22, 2013, there were 1,191,348 shares of the registrant’s common stock, par value $.0001, outstanding.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is listed on the OTC Bulletin Board market. As of March 22, 2013, there were 147 holders of record of the Common Stock.

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

We anticipate incurring expenses of at least $64,000 for the next 12 months in legal, accounting and other professional service fees related to the filing of Exchange Act reports and investigating and analyzing a business combination. The costs that will be incurred with respect to the consummation of a business combination are not ascertainable at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company. These conditions raise substantial doubt about our ability to continue as a going concern. As of the date of the filing of this annual report, the Company is a shell company and has not earned any revenues from operations since 2001 and we have minimal funds in our treasury. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to locate a suitable target company and ultimately, enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company had assets of $3,394. This compares with $318 assets as of December 31, 2011. As of December 31, 2012, the Company has current liabilities equal to $207,978, comprised exclusively of payables, accrued expenses and amounts due to related parties. This compares with current liabilities of $153,355, comprised exclusively of payables, accrued expenses, and amounts due to related parties as of December 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2012 and 2011:

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Net Cash used in Operating Activities	$(42,819)	$(96,202)
Net Cash provided by Investing Activities	-	-
Net Cash provided by Financing Activities	45,189	96,520
Net Increase in Cash	$2,370	$318

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

For the fiscal year ended December 31, 2012, the Company had a net loss of $51,547 consisting of accounting, audit, legal and other professional service fees incurred in relation to the preparation and the filing of the 2011 Annual Report on Form 10-K, 2012 quarterly regulatory filings, target company due diligence activities and interest expense. For the fiscal year ended December 31, 2011, the Company had a net loss of $79,818, consisting of accounting, audit, legal and other professional service fees incurred in relation to the preparation and the filing of the Company’s Registration Statement on Form 10-12G in December of 2010, 2010 Annual Report on Form 10-K, 2011 quarterly regulatory filings, target company due diligence activities and interest expense.

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

MINN SHARES INC.

-TABLE OF CONTENTS-

Page(s)

Report of Independent Registered Public Accounting Firm	F - 2

Financial Statements:

Balance Sheets as of December 31, 2012 and 2011	F - 3

Statements of Operations for the Years Ended December 31, 2012 and 2011	F - 4

Statements of Shareholders’ Deficit for the Years Ended December 31, 2012 and 2011	F - 5

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F - 6

Notes to Financial Statements	F - 7 to F - 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Minn Shares Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Minn Shares Inc. as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minn Shares Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP

Minneapolis, Minnesota
March 22, 2013

Minn Shares Inc.
BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$2,688	$318
Prepaid Expenses	706	-

TOTAL ASSETS	$3,394	$318

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES:
Payables and accrued expenses	$7,842	$6,578
Due to related parties	200,136	146,777
Total Current Liabilities	207,978	153,355

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(798,725)	(747,178)
Total Shareholders’ Deficit	(204,584)	(153,037)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,394	$318

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

OPERATING EXPENSES	$43,377	$74,197

OPERATING LOSS	(43,377)	(74,197)

INTEREST EXPENSE	8,170	5,621

NET LOSS	$(51,547)	$(79,818)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.07)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	1,191,348	$119	$594,022	$(667,360)	$(73,219)

Net loss	-	-	-	(79,818)	(79,818)

Balance at December 31, 2011	1,191,348	119	594,022	(747,178)	(153,037)

Net loss	-	-	-	(51,547)	(51,547)

Balance at December 31, 2012	1,191,348	$119	$594,022	$(798,725)	$(204,584)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(51,547)	$(79,818)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added to due to related parties	8,170	5,426
Changes in operating assets and liabilities:
Prepaid expenses	(706)	-
Payables and accrued expenses	1,264	(21,810)

Net cash used by operating activities	(42,819)	(96,202)

Cash flows from financing activities:
Decrease in checks issued in excess of deposits	-	(1,616)
Due to related parties	45,189	98,136
	45,189	96,520

Net increase in cash	2,370	318

Cash – beginning of year	318	-
Cash – end of year	$2,688	$318

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Fair Value of Financial Investments

The carrying value of current financial assets and liabilities approximates their fair values due to their short term nature.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

3.     Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director. At December 31, 2012 and 2011, $200,136 and $146,777, including $14,130 and $5,960, respectively of accrued interest, is owed to these related parties. The advances bear annual interest at 5% and due on demand.  Interest expense to related parties was $8,170 and $5,426 for 2012 and 2011, respectively.

4.     Income Taxes

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended December 31,
	2012	2011

Statutory income tax rate	34.0%	34.0%
State income tax, net of federal benefit	6.5	6.5
Valuation of deferred tax assets	(40.5)	(40.5)

	-%	-%

A summary of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Operating loss carryforwards	$213,949	$193,072
Capital loss carryforwards	42,548	47,003
Total deferred tax assets	256,497	240,075
Valuation allowance	(256,497)	(240,075)

Net deferred taxes	$-	$-

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

4.     Income Taxes (continued)

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized. The valuation allowance increased by $16,421 and $28,157 for the year ended December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had net operating loss carryforwards of approximately $528,000 for income tax purposes that expire starting in 2018.  The Company established a valuation allowance for the full amount of net deferred tax asset at December 31, 2012, because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on financial statements.

As of December 31, 2012, we conducted a review of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Richard E. Gilbert	71	Chairman of the Board, President, Secretary and Director

Aaron W. Soderberg	51	Director

Greyton I. Becker	61	Chief Financial Officer, Treasurer and Director

Richard E. Gilbert, President, Secretary and director of the Company since inception. Mr. Gilbert was elected as Secretary and a director of Minn Shares Minnesota on June 9, 2009 and as President and Chairman of the Board of Minn Shares Minnesota on July 5, 2010. Mr. Gilbert also served as Chief Financial Officer of Minn Shares Minnesota from June 9, 2009 to August 30, 2010. Since June of 2009, Mr. Gilbert has acted as a consultant for Paramount Trading Ltd. (“Paramount”). Prior to that, Mr. Gilbert served as a consultant to Paramount’s founder since August of 2007 researching the reverse merger industry and conducting due diligence of shell or blank check companies. Prior to Mr. Gilbert’s engagement with Paramount and its founder, Mr. Gilbert was a consultant from 1999 to 2006 assisting companies primarily in the mining industry, evaluating financing alternatives to accomplish their growth objectives. From 1997 until 1998, Mr. Gilbert was Vice President of Fleming & Company in New York, where he focused on investment banking activities exclusively in the global mining industry. From 1991 until 1996, Mr. Gilbert was Vice President of Everen Securities, Inc, an investment bank, where he focused exclusively on the North American mining industry. From 1972 until 1990, Mr. Gilbert was President and a director of Resource Management Company, Resource Bank and Trust, Resource Companies, Inc., and Resource Ventures, Inc., entities, which he founded. From 1969 until 1971, Mr. Gilbert was a retail and institutional sales person with Dain Kalman & Quail and Blyth & Company. Mr. Gilbert received his Bachelor of Arts in business education from the University of Minnesota in 1968. Mr. Gilbert served in the United States Marine Corps from 1959 to 1963 and was honorably discharged. Mr. Gilbert’s consulting and executive experience in evaluating financing alternatives is an asset to the Company as it seeks to identify a business combination target.

Aaron W. Soderberg, a director of the Company since inception and a director of Minn Shares Minnesota since June 9, 2009. Since April 2011, Mr. Soderberg serves as Senior Vice President of Parenteau Associates, LLC, responsible for representing Parenteau Associates’ institutional platform of Money Managers to the Consultant, Pension, Endowment and RIA marketplace. Since 2007, Mr. Soderberg has been the President of Gold Aaro Capital, LLC and the Chief Investment Officer of Gold Aaron Capital Partner’s Fund, responsible for day-to-day management and all investment portfolio management decisions. From 2001 until 2006, Mr. Soderberg was managing partner of Portable Storage of Minnesota, Inc., an entity that he co-founded, which was ultimately sold in 2006. From 1989 until 2001, Mr. Soderberg was employed by Equity Securities Trading Company, Inc. Over the course of his 13 year tenure with that company, Mr. Soderberg’s main responsibilities included managing client equity accounts and providing investment banking services. Mr. Soderberg attended the University of Minnesota, where he studied international relations and international commerce, with a concentration in East Asia and China. Mr. Soderberg’s prior investment banking experience will be an asset to the Company in identifying a business combination target.

Greyton Becker, Chief Financial Officer, Treasurer and a director of the Company since inception and Chief Financial Officer, Secretary and director of Minn Shares Minnesota since August 30, 2010.  For most of the time period 2003 until the present, Mr. Becker has been the President of G I Becker & Associates LLC, where he has acted as an executive consultant for startup banks, community banks, regional banks (public and private) and non-banking organizations, where such experience includes strategic planning, investor relations, M&A business development, operations, risk management, information technology, risk management, regulatory compliance, corporate governance and corporate administration.  From February 2011 to October 2012, Mr. Becker served as Manager of Strategic Advisory Services for Wipfli LLP responsible for the restructuring, management and strategic positioning of Wipfli’s Asset Liability Management (“ALM”) Consulting Services for Financial Institutions.  From 2003 to 2005, Mr. Becker was also the President, Chief Financial Officer and an organizer of Pinehurst Bank/Pinehurst Bancorp, Inc.  In this capacity Mr. Becker, managed the de novo bank application process, staffing, business development as well as all implementation activities.  His Chief Executive Officer and Chief Financial Officer duties included managing the credit process, marketing, business development, finance, operations, regulatory relations and corporate governance.  Mr. Becker was also CFO and Corporate Secretary for Firstar Bank of Minnesota (regional bank $3+ billion in total assets), Head of Finance/CFO for: American Express-Tax & Business/Services, iDLX a subsidiary of Deluxe Corporation, and Uni-Select USA.  Mr. Becker received his Bachelors of Business Administration from the University of Wisconsin-Eau Claire and a Masters in Business Administration from the University of St. Thomas. Mr. Becker’s prior regulatory compliance and business development experience will be beneficial to the Company in seeking out a business combination target.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012  and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid by the Company to each of our named executive officers and directors for the fiscal years ended December 31, 2012 and 2011:

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

Richard E. Gilbert (1)	2012	None	None	None	None	None
President, Secretary and Director	2011	None	None	None	None	None

Aaron W. Soderberg (2)	2012	None	None	None	None	None
Director	2011	None	None	None	None	None

Greyton I. Becker (3)	2012	None	None	None	None	None
Chief Financial Officer, Treasurer and Director	2011	None	None	None	None	None

(1)
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

(2)	Aaron W. Soderberg has been a director of the Company since inception and was elected to serve as a director of Minn Shares Minnesota in June of 2009.

(3)
Greyton Becker has served as Chief Financial Officer, Treasurer and a director of the Company since inception. He was appointed to serve as Chief Financial Officer, Treasurer and a director of Minn Shares Minnesota on August 30, 2010.

The Company’s officers and directors have not received any cash or other compensation for the fiscal years ended December 31, 2012 and 2011 and we do not expect that they will receive any compensation until the consummation of an acquisition.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following table sets forth, certain information, as of the date of this filing, regarding beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all of our current executive officers and directors as a group.

Unless otherwise indicated, the address with respect to each of the individuals listed below is 1624 Harmon Place, Suite 210, Minneapolis, Minneapolis 55403.

	Amount and Nature of
Name and Address	Beneficial Ownership (1)		Percentage of Class (2)

Joseph H. Whitney (3)	118,000	(4)	9.90%
Former Chief Executive Officer, President,
Treasurer and Director

Richard E. Gilbert	290,500		24.38%
Chairman of Board, President and Secretary

Aaron W. Soderberg	15,000		1.26%
Director

Greyton I. Becker	25,000		2.10%
Chief Financial Officer, Treasurer, Director

All Officers and	330,500		27.74%
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

(2)	Percentages based on 1,191,348 shares of our Common Stock outstanding as of the date of this filing.

(3)	Joseph H. Whitney served as the Company’s President, Treasurer and a director from June 9, 2009 through July 1, 2010.

(4)	Excludes an aggregate of 172,500 shares of Common Stock owned of record by Mr. Whitney’s children and of which Mr. Whitney disclaims beneficial ownership.

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

The professional fees and expenses associated with the preparation and filing of the Company’s Registration Statement on Form 10, have been advanced by Paramount and Richard Gilbert, the Company’s President and a director, as a result Paramount may be deemed to be a promoter of the Company. As of December 31, 2012, Paramount and Richard Gilbert have advanced and paid expenses for an aggregate amount of $200,136, including accrued interest, on behalf of the Company. There is currently no written agreement in effect with respect to repayment of such fees and expenses, although Minn Shares Minnesota has agreed to repay such amounts upon the Company entering into a business combination transaction. The Company has verbally agreed to repay to Paramount Trading Ltd. all amounts that have been or may in the future, from time to time, be advanced to it or any third parties on behalf of the Company on the earliest to occur of any one of the following events (a) a Business Combination, (b) the third anniversary of the date such advance was made and (c) the Company becoming insolvent. “Business Combination” means an acquisition by or of the Company by merger, capital stock exchange, asset or stock acquisition, reorganization or otherwise, of or with an operating business. The Company has verbally agreed that it would repay such amounts at an interest rate equal to five (5) percent per annum.

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

Item 14. Principal Accounting Fees and Services

Lurie Besikof Lapidus & Company, LLP (“LBL”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed or to be billed by LBL for professional services rendered for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings were $22,500 for the fiscal year ended December 31, 2012 and $34,750 for the fiscal year ended December 31, 2011.

Audit-Related Fees

There were no fees billed by LBL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2012 and December 31, 2011.

Tax Fees

There was $1,200 and $1,700, respectively, in fees billed by LBL for income tax services for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

There were no other fees billed by LBL for other products and services for the fiscal years ended December 31, 2012 and 2011.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

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

MINN SHARES INC.

Dated: March 22, 2013	By:	/s/ Richard Gilbert
Richard Gilbert
President
Principal Executive Officer

Dated: March 22, 2013	By:	/s/ Greyton Becker
Greyton Becker
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Richard Gilbert	President,	March 22, 2013
Richard Gilbert	Secretary and Director

/s/ Greyton Becker	Chief Financial Officer,	March 22, 2013
Greyton Becker	Treasurer and Director

/s/ Aaron W. Soderberg	Director	March 22, 2013
Aaron W. Soderberg