Form 10-Q
period 2013-03-31
MINN SHARES INC
filed 2013-05-13
CIK 728447

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54218

Minn Shares Inc.

(Exact name of registrant as specified in its charter)

Delaware	37–1615850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2013, there were 1,191,348 shares of the registrant’s common stock, par value $.0001, outstanding.

MINN SHARES INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$325	$2,688
Prepaid Expenses	7,725	706

TOTAL ASSETS	$8,050	$3,394

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$34,825	$7,842
Due to related parties	202,565	200,136
Total Current Liabilities	237,390	207,978

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(823,481)	(798,725)
Total Shareholders’ Deficit	(229,340)	(204,584)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,050	$3,394

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

OPERATING EXPENSES	$22,430	$22,504

OPERATING LOSS	(22,430)	(22,504)

INTEREST EXPENSE	2,326	1,801

NET LOSS	$(24,756)	$(24,305)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(24,756)	$(24,305)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added to due to related parties	2,326	1,801
Changes in operating assets and liabilities:
Prepaid expense	(7,019)	(7,083)
Payables and accrued expenses	26,983	17,528

Net cash used by operating activities	(2,466)	(12,059)

Cash flows from financing activities:
Due to related parties	103	11,912

Net cash provided by financing activities	103	11,912

Net decrease in cash	(2,363)	(147)

Cash – beginning of period	2,688	318
Cash – end of period	$325	$171

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2012. The balance sheet at December 31, 2012, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Fair Value of Financial Instruments

The carrying value of current financial assets and liabilities approximate their fair values due to their short term nature.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

3.    Going Concern

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

4.    Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director.  At March 31, 2013 and December 31, 2012, $202,565 and $200,136, including $16,456 and $14,130, respectively of accrued interest, is owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $2,326 and $1,801 for the three month periods ended March 31, 2013 and 2012, respectively.

5.    Income Taxes

At March 31, 2013 the Company had net operating loss carry forwards of approximately $553,000 for income tax purposes that expire starting in 2018.  The Company established a valuation allowance for the full amount of net deferred tax asset at March 31, 2013 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

In addition, the Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and
(ii)        investigating, analyzing and consummating an acquisition.

We intend to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $325 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2013, the Company had assets equal to $8,050, comprised of cash and prepaid expenses. The Company had assets equal to $3,394, comprised of cash and prepaid expenses, as of December 31, 2012.  The Company’s current liabilities as of March 31, 2013 totaled $237,390, comprised of payables, accrued expenses and amounts due to related parties. This compares to the Company’s total liabilities as of December 31, 2012 of $207,978, comprised of payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net Cash Used in Operating Activities	$(2,466)	$(12,059)
Net Cash Provided by Financing Activities	$103	$11,912
Net Decrease in Cash	$(2,363)	$(147)

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

For the three months ended March 31, 2013, the Company had a net loss of $24,756, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

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

Emerging Growth Company

As an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

MINN SHARES INC.

Dated: May 13, 2013	By:	/s/ Richard Gilbert
Richard Gilbert
President, Secretary and Chairman of the Board and Principal Executive Officer

Dated: May 13, 2013	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer, Treasurer Principal Financial Officer and Principal Accounting Officer