Form 10-Q
period 2013-06-30
MINN SHARES INC
filed 2013-08-12
CIK 728447

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

    As of August 12, 2013, there were 1,191,348 shares of the registrant’s common stock, par value $.0001, outstanding.

MINN SHARES INC.

- INDEX –

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.
BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$16,843	$2,688
Prepaid expenses	5,425	706

TOTAL ASSETS	$22,268	$3,394

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$3,327	$7,842
Due to Globe	59,916	-
Due to related parties	205,698	200,136
Total Current Liabilities	268,941	207,978

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(840,814)	(798,725)
Total Shareholders’ Deficit	(246,673)	(204,584)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$22,268	$3,394

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

OPERATING EXPENSES	$14,677	$6,555	$37,107	$29,059

OPERATING LOSS	(14,677)	(6,555)	(37,107)	(29,059)

INTEREST EXPENSE	2,656	1,556	4,982	3,357

NET LOSS	$(17,333)	$(8,111)	$(42,089)	$(32,416)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(42,089)	$(32,416)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added to due to Globe	323
Interest added to due to related parties	4,659	3,747
Changes in operating assets and liabilities:
Prepaid expense	(4,719)	(4,958)
Payables and accrued expenses	(4,515)	13,684

Net cash used by operating activities	(46,341)	(19,943)

Cash flows from financing activities:
Due to Globe	59,593	-
Due to related parties	903	19,996

Net cash provided by financing activities	60,496	19,996

Net increase in cash	14,155	53

Cash – beginning of period	2,688	318
Cash – end of period	$16,843	$371

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2012. The balance sheet at December 31, 2012, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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
June 30, 2013
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

4.           Due to Globe

On May 16, 2013, the Company entered into an agreement (the “Option Agreement”) with The Globe Resources Group, LLC (“Globe”), pursuant to which Globe acquired the right to purchase, at any time through the date that is twelve (12) months from the date of the Option Agreement, controlling shares of the Company’s common stock.  Specific details of the Option Agreement are set forth in Part II, Item 2 of the Company’s second quarter 2013 10-Q.

Upon execution of the Option Agreement, Globe delivered an advance of $59,593 to the Company to cover its expenses during the Option Period, as further described in the Option Agreement.

Due to Globe consisted of advances and interest payable to Globe.  At June 30, 2013, $59,916, including $323 of accrued interest, is owed to Globe. The loan bears annual interest at 5%. Interest expense was $323 for the three month and for the six month periods ended June 30, 2013. If the Option Agreement is terminated by Globe prior to expiration, the Company will seek to find a third party purchaser.  If sold, any consideration received will be used first to pay off related selling costs, and then repay related party payables (see Note 5).  Remaining proceeds, if any, shall be used to repay advances made by Globe. Additionally, all advances are payable to Globe if the Company is in breach of any terms of the agreement.

5.           Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director.  At June 30, 2013 and December 31, 2012, $205,698 and $200,136, including $18,789 and $14,130, respectively of accrued interest, is owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $2,333 and $1,946 for the three month and $4,659 and $3,747 for the six month periods ended June 30, 2013 and 2012, respectively.

6.           Income Taxes

At June 30, 2013 the Company had net operating loss carry forwards of approximately $570,000 for income tax purposes that expire starting in 2018.  The Company established a valuation allowance for the full amount of net deferred tax asset at June 30, 2013 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

We intend to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $16,843 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2013, the Company had assets equal to $22,268, comprised of cash and prepaid expenses. The Company had assets equal to $3,394, comprised of cash and prepaid expenses, as of December 31, 2012.  The Company’s current liabilities as of June 30, 2013 totaled $268,941, comprised of payables, accrued expenses and amounts due to related parties. This compares to the Company’s total liabilities as of December 31, 2012 of $207,978, comprised of payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net Cash Used in Operating Activities	$(46,341)	$(19,943)
Net Cash Provided by Financing Activities	60,496	19,996
Net Increase in Cash	$14,155	$53

The Company has nominal assets. The Company is also dependent upon the receipt of capital investment or other financing to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operation.

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

For the three and six months ended June 30, 2013, the Company had a net loss of $17,333 and $42,089, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

For the three and six months ended June 30, 2012, the Company had a net loss of $8,111 and $32,416, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2013, the Company entered into an agreement (the “Option Agreement”) with The Globe Resources Group, LLC ( “Purchaser”), pursuant to which Purchaser has acquired the right to purchase (the “Option”), at any time through the date that is twelve (12) months from the date of the Option Agreement (the “Option Period”), 38,520,252 shares (the “Controlling Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), such that Purchaser shall obtain ninety-seven percent (97%) of the Company’s securities, at an aggregate purchase price that shall be equal to $202,564 (representing the principal amount plus accrued interest due to certain related parties as of March 31, 2013, as specifically set forth below) (“Related Party Payables”) plus all accrued interest on Related Party Payables from April 1, 2013 through and including the closing of the transaction contemplated by the Option Agreement  (the “Purchase Price”). The closing (the “Closing”) of the sale of the Controlling Shares, if such sale shall occur, may occur at any time during the Option Period upon no less than sixty-one (61) and no more than ninety (90) days’ prior written notice from Purchaser (the “Closing Date”) pursuant to the terms of the Option Agreement. If Purchaser has not purchased the Controlling Shares prior to the expiration of the Option Period, and the Option Agreement is not extended by the mutual agreement of the Company and Purchaser, the Option Agreement and Purchaser’s right to purchase the Controlling Shares will terminate on May 16, 2014.

Upon execution of the Option Agreement, Purchaser delivered an advance of $59,593 to the Company to cover its expenses during the Option Period, as further described in the Option Agreement.

On the Closing Date, the Company shall deliver to Purchaser the resignations of all of the Company’s officers and directors; provided however, that immediately prior to the resignation of all of the Company’s board of directors, the board of directors shall appoint one director chosen by Purchaser to serve on the board of directors after all of the Company’s current directors have resigned.

The description of the Option Agreement herein is a summary and is qualified in its entirety by the provisions of the Option Agreement, a copy of which is attached as an exhibit to the Current Report on Form 8-K filed with the SEC on May 22, 2013 and incorporated herein by reference.  There can be no assurances that the transactions contemplated under the Option Agreement will ever be consummated.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-laws.

**10.1	Option Agreement by and between the Company and The Globe Resources Group, LLC, dated May 16, 2013.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010 and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 22, 2013 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN SHARES INC.

Dated: August 12, 2013	By:	/s/ Richard Gilbert
Richard Gilbert
President, Secretary and Chairman of the Board
and Principal Executive Officer

Dated: August 12, 2013	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer, Treasurer
Principal Financial Officer and
Principal Accounting Officer