Form 10-Q
period 2013-09-30
MINN SHARES INC
filed 2013-11-04
CIK 728447

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 4, 2013, there were 1,191,348 shares of the registrant’s common stock, par value $.0001, outstanding.

MINN SHARES INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,374	$2,688
Prepaid Expenses	3,124	706

TOTAL ASSETS	$15,498	$3,394

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$3,327	$7,842
Due to Globe Resources Group	60,661	-
Due to related parties	208,034	200,136
Total Current Liabilities	272,022	207,978

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(850,665)	(798,725)
Total Shareholders’ Deficit	(256,524)	(204,584)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$15,498	$3,394

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

OPERATING EXPENSES	$6,770	$5,115	$43,877	$34,174

OPERATING LOSS	(6,770)	(5,115)	(43,877)	(34,174)

INTEREST EXPENSE	3,081	2,134	8,063	5,491

NET LOSS	$(9,851)	$(7,249)	$(51,940)	$(39,665)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,940)	$(39,665)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added due to Globe Resources Group	1,068	-
Interest added to due to related parties	6,995	5,880

Changes in operating assets and liabilities:
Prepaid expenses	(2,418)	(2,832)
Payables and accrued expenses	(4,515)	(2,566)
Net cash used by operating activities	(50,810)	(39,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Globe Resources Group	59,593	-
Due to related parties	903	39,455
Net cash provided by financing activities	60,496	39,455

NET INCREASE IN CASH	9,686	272
Cash – beginning of period	2,688	318
Cash – end of period	$12,374	$590

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2012. The balance sheet at December 31, 2012, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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
September 30, 2013
(Unaudited)

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

4.    Due to Globe Resources Group

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

Due to Globe consisted of advances and interest payable to Globe.  At September 30, 2013, $60,661, including $1,068 of accrued interest, is owed to Globe.  The loan bears annual interest at 5%. Interest expense was $745 for the three month and $1,068 for the nine month period ended September 30, 2013.  If the Option Agreement is terminated by Globe prior to expiration, the Company will seek to find a third party purchaser.  If sold, any consideration received will be used first to pay off related selling costs, and then repay related party payables (see Note 5).  Remaining proceeds, if any, shall be used to repay advances made by Globe. Additionally, all advances are payable to Globe if the Company is in breach of any terms of the agreement.

5.    Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director.  At September 30, 2013 and December 31, 2012, $208,034 and $200,136, including $21,125 and $14,130, respectively of accrued interest, is owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $2,336 and $2,134 for the three month and $6,995 and $5,880 for the nine month periods ended September 30, 2013 and 2012, respectively.

6.    Income Taxes

At September 30, 2013 the Company had net operating loss carry forwards of approximately $580,000 for income tax purposes that expire starting in 2018.  The Company established a valuation allowance for the full amount of net deferred tax asset at September 30, 2013 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

Description of Business

Minn Shares Inc., a Delaware corporation (“we,”“us,”“our” or the “Company”), was incorporated in the State of Delaware on October 22, 2010 to effect the reincorporation (the “Reincorporation”) of Minn Shares Inc., a Minnesota corporation (“Minn Shares Minnesota”) in the State of Delaware. On December 1, 2010 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Minn Shares Minnesota, pursuant to which Minn Shares Minnesota was merged with and into the Company.  Pursuant to the Merger Agreement, at the time of the merger, Minn Shares Minnesota ceased to exist and the Company continued as the surviving corporation.  As a result, the Company succeeded to all of the assets, property, rights, privileges, franchises, immunities and powers of Minn Shares Minnesota and assumed all of the duties, liabilities, obligations and restrictions of every kind and description of Minn Shares Minnesota.  Minn Shares Minnesota then ceased to exist.  As a result of the Reincorporation, the legal domicile of the Company is the State of Delaware. It has no subsidiaries and the Company selected December 31 as its fiscal year end.  The Company is currently quoted on the Over-the-Counter Bulletin Board under the symbol “MSHS.OB”.

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

The Company intends to meet these costs through use of funds in its treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by its stockholders, management or other investors. As of the date of the period covered by this report, the Company had $12,374 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, the Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company's ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2013, the Company had assets equal to $15,498, comprised of cash and prepaid expenses. The Company had assets equal to $3,394, comprised of cash and prepaid expenses as of December 31, 2012.  The Company’s current liabilities as of September 30, 2013 totaled $272,022, comprised of payables, accrued expenses and amounts due to The Globe Resources Group, LLC and related parties. This compares to the Company’s total liabilities as of December 31, 2012 of $207,978, comprised of payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net Cash Used by Operating Activities	$(50,810)	$(39,183)
Net Cash Provided by Financing Activities	60,496	39,455
Net Increase in Cash	$9,686	$272

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

For the three and nine months ended September 30, 2013, the Company had a net loss of $9,851 and $51,940, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

For the three and nine months ended September 30, 2012, the Company had a net loss of $7,249 and $39,655, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

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

As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the principal executive officer and our principal financial officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, its principal executive officer and our principal financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect its internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

MINN SHARES INC.

Dated: November 4, 2013	By:	/s/ Richard Gilbert
Richard Gilbert
President, Secretary and Chairman of the Board and Principal Executive Officer

Dated: November 4, 2013	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer, Treasurer Principal Financial Officer and Principal Accounting Officer