Form 10-K
period 2013-12-31
MINN SHARES INC
filed 2014-03-31
CIK 728447

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $37,142.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2014 there were 1,191,348 shares of the registrant’s common stock, par value $.0001, outstanding.

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

On May 16, 2013, the Company entered into an agreement (the “Option Agreement”) with The Globe Resources Group, LLC (“Purchaser”), pursuant to which Purchaser acquired the right to purchase (the “Option”), at any time through the date that is twelve (12) months from the date of the Option Agreement (the “Option Period”), 38,520,252 shares (the “Controlling Shares”) of the Company’s common stock, such that Purchaser shall obtain ninety-seven percent (97%) of the Company’s securities, at an aggregate purchase price that shall be equal to $202,564 (representing the principal amount plus accrued interest due to certain related parties as of March 31, 2013 (“Related Party Payables”) plus all accrued interest on Related Party Payables from April 1, 2013 through and including the closing of the transaction contemplated by the Option Agreement  (the “Purchase Price”). The closing (the “Closing”) of the sale of the Controlling Shares, if such sale shall occur, may occur at any time during the Option Period upon no less than sixty-one (61) and no more than ninety (90) days’ prior written notice from Purchaser (the “Closing Date”) pursuant to the terms of the Option Agreement. If Purchaser has not purchased the Controlling Shares prior to the expiration of the Option Period, and the Option Agreement is not extended by the mutual agreement of the Company and Purchaser, the Option Agreement and Purchaser’s right to purchase the Controlling Shares will terminate on May 16, 2014. Upon execution of the Option Agreement, Purchaser delivered an advance of $59,593 to the Company to cover its expenses during the Option Period, as further described in the Option Agreement.

As of December 31, 2013, $61,406, including $1,813 in accrued interest at 5% is payable to Purchaser in the event Purchaser determines not to exercise the option and the Company consummates a transaction with a third party purchaser. Any consideration resulting from such a sale shall be used by the Company as follows: first, payment of all Minn Shares’ costs related to the sale; second, repayment of related party payables plus five percent (5%) accrued interest; and third, reimbursement of all of Purchaser’s advances from the effective date of the Option Agreement through the expiration of the Option Agreement plus five percent (5%) accrued interest.

If the Option is exercised, upon Closing, the Company shall deliver to Purchaser the resignations of all of the Company’s officers and directors; provided however, that immediately prior to the resignation of all of the Company’s board of directors, the board of directors shall appoint one director chosen by Purchaser to serve on the board of directors after all of the Company’s current directors have resigned. As of the date of this filing, the Company has not received notice from Purchaser of the intent to exercise the Option.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers and directors. As of this date, the Company has had discussions with others regarding a potential business combination with us.  Except as provided by the Option Agreement we have not entered into any agreements, arrangement or understanding with respect to a business combination. Although the Company has limited funds available, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any business, industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is listed on the OTC Bulletin Board market. As of March 31, 2014, there were 147 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

On May 16, 2013, in accordance with terms of the Option Agreement described in Part I, Item I herein, The Globe Resources Group, LLC (Purchaser) acquired the Option to purchase the Controlling Shares at an aggregate purchase price equal to the Related Party Payables plus all accrued interest on the Related Party Payables from April 1, 2013 through and including the closing of the transaction contemplated by the Option Agreement.  If Purchaser has not purchased the Controlling Shares prior to the expiration of the Option Period, and the Option Agreement is not extended by the mutual agreement of the Company and Purchaser, the Option Agreement and Purchaser’s right to purchase the Controlling Shares will terminate on May 16, 2014.  As of the date hereof, the Option has not been exercised by Purchaser.

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

We anticipate incurring expenses of at least $48,000 for the next 12 months in legal, accounting and other professional service fees related to the filing of Exchange Act reports and investigating and analyzing a business combination. The costs that will be incurred with respect to the consummation of a business combination are not ascertainable at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company. These conditions raise substantial doubt about our ability to continue as a going concern. As of the date of the filing of this annual report, the Company is a shell company and has not earned any revenues from operations since 2001 and we have minimal funds in our treasury. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to locate a suitable target company and ultimately, enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2013, the Company had assets of $8,302. This compares with $3,394 assets as of December 31, 2012. As of December 31, 2013, the Company has current liabilities equal to $275,256, comprised exclusively of payables, accrued expenses and amounts due to related parties. This compares with current liabilities of $207,978, comprised exclusively of payables, accrued expenses, and amounts due to related parties as of December 31, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2013 and 2012:

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012

Net Cash used in Operating Activities	$(55,707)	$(42,819)
Net Cash provided by Investing Activities	-	-
Net Cash provided by Financing Activities	60,496	45,189
Net Increase in Cash	$4,789	$2,370

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

For the fiscal year ended December 31, 2013, the Company had a net loss of $62,370 consisting of accounting, audit, legal and other professional service fees incurred in relation to the preparation and the filing of the 2012 Annual Report on Form 10-K, 2013 quarterly regulatory filings, target company due diligence activities and interest expense. For the fiscal year ended December 31, 2012, the Company had a net loss of $51,547, consisting of accounting, audit, legal and other professional service fees incurred in relation to the preparation and the filing of the 2011 Annual Report on Form 10-K, and 2012 quarterly regulatory filings, target company due diligence activities and interest expense.

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

MINN SHARES INC.

-TABLE OF CONTENTS-

Page(s)

Report of Independent Registered Public Accounting Firm	F - 2

Financial Statements:

Balance Sheets as of December 31, 2013 and 2012	F - 3

Statements of Operations for the Years Ended December 31, 2013 and 2012	F - 4

Statements of Shareholders’ Deficit for the Years Ended December 31, 2013 and 2012	F - 5

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	F - 6

Notes to Financial Statements	F - 7 to F - 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Minn Shares Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Minn Shares Inc. as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minn Shares Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP

Minneapolis, Minnesota

March 31, 2014

Minn Shares Inc.
BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$7,477	$2,688
Prepaid expenses	825	706

TOTAL ASSETS	$8,302	$3,394

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES:
Payables and accrued expenses	$3,477	$7,842
Due to Globe Resources Group	61,406	-
Due to related parties	210,373	200,136
Total Current Liabilities	275,256	207,978

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(861,095)	(798,725)
Total Shareholders’ Deficit	(266,954)	(204,584)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,302	$3,394

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

OPERATING EXPENSES	$51,223	$43,377

OPERATING LOSS	(51,223)	(43,377)

INTEREST EXPENSE	11,147	8,170

NET LOSS	$(62,370)	$(51,547)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.05)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2011	1,191,348	$119	$594,022	$(747,178)	$(153,037)

Net loss	-	-	-	(51,547)	(51,547)

Balance at December 31, 2012	1,191,348	119	594,022	(798,725)	(204,584)

Net loss	-	-	-	(62,370)	(62,370)

Balance at December 31, 2013	1,191,348	$119	$594,022	$(861,095)	$(266,954)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(62,370)	$(51,547)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added to due to Globe Resources Group	1,813	-
Interest added to due to related parties	9,334	8,170
Changes in operating assets and liabilities:
Prepaid expenses	(119)	(706)
Payables and accrued expenses	(4,365)	1,264
Net cash used by operating activities	(55,707)	(42,819)

Cash flows from financing activities:
Due to Globe Resources Group	59,593	-
Due to related parties	903	45,189
Net cash provided by financing activities	60,496	45,189

Net increase in cash	4,789	2,370

Cash – beginning of year	2,688	318
Cash – end of year	$7,477	$2,688

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

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
December 31, 2013

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

3.     Due to Globe

On May 16, 2013, the Company entered into an agreement (the “Option Agreement”) with The Globe Resources Group, LLC (“Globe”), pursuant to which Globe acquired the right to purchase, at any time through the date that is twelve (12) months from the date of the Option Agreement, 38,520,252 shares (the “Controlling Shares”) of the Company’s common stock, such that Globe shall obtain ninety-seven percent (97%) of the Company’s securities, at an aggregate purchase price that shall be equal to $202,564 plus all accrued interest on related party payables from April 1, 2013 through and including the closing of the transaction contemplated by the Option Agreement. Upon execution of the Option Agreement, Globe delivered an advance of $59,593 to the Company to cover its expenses during the Option Period, as further described in the Option Agreement.

Due to Globe in the amount of $61,406 consisted of an advance and $1,813 of accrued interest at December 31, 2013.  The loan bears annual interest at 5% and interest expense for 2013 was $1,813.  These amounts are payable to Globe in the event Globe determines not to exercise its option to purchase the Controlling Shares and the Company consummates a transaction with a third party purchaser. Any consideration resulting from such a sale shall be used by the Company as follows: first, payment of all Minn Shares’ costs related to the sale; second, repayment of related party payables plus five percent (5%) accrued interest; and third, reimbursement of all of Globe’s advances from the effective date of the Option Agreement through the expiration of the Option Agreement plus five percent (5%) accrued interest.  In the event Globe does not exercise the Option and the Company does not a consummate a subsequent transaction with a third party purchaser, no amounts under the loan are payable to Globe.

4.      Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by one of the Company’s current shareholders, and the Company’s President and director. At December 31, 2013 and 2012, $210,373 and $200,136, including $23,464 and $14,130, respectively of accrued interest, is owed to these related parties. The advances bear annual interest at 5% and due on demand.  Interest expense to related parties was $9,334 and $8,170 for 2013 and 2012, respectively.

5.      Income Taxes

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended December 31,
	2013	2012

Statutory income tax rate	34.0%	34.0%
State income tax, net of federal benefit	6.5	6.5
Valuation of deferred tax assets	(40.5)	(40.5)

	-%	-%

Minn Shares Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

A summary of deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Operating loss carryforwards	$239,209	$213,949
Capital loss carryforwards	42,548	42,548
Total deferred tax assets	281,757	256,497
Valuation allowance	(281,757)	(256,497)

Net deferred taxes	$-	$-

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized. The valuation allowance increased by $25,260 and $16,421 for the year ended December 31, 2013 and 2012, respectively.

At December 31, 2013 the Company had net operating loss carryforwards of approximately $590,000 for income tax purposes that expire starting in 2018.  The Company established a valuation allowance for the full amount of net deferred tax asset at December 31, 2013 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

As of December 31, 2013, we conducted a review of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Richard E. Gilbert	73	Chairman of the Board, President, Secretary and Director

Aaron W. Soderberg	52	Director

Greyton I. Becker	62	Chief Financial Officer, Treasurer and Director

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

Aaron W. Soderberg, a director of the Company since inception and a director of Minn Shares Minnesota since June 9, 2009.  As of March 2014, Mr. Soderberg serves as Sr. Vice President of Marketing for Glovista Investments, LLC., an SEC registered investment advisory firm.  Prior to and since April 2011, Mr. Soderberg served as Senior Vice President of Parenteau Associates, LLC, responsible for representing Parenteau Associates’ institutional platform of Money Managers to the Consultant, Pension, Endowment and RIA marketplace. Since 2007, Mr. Soderberg has been the President of Gold Aaro Capital, LLC and the Chief Investment Officer of Gold Aaron Capital Partners. From 2001 until 2006, Mr. Soderberg was managing partner of Portable Storage of Minnesota, Inc., an entity that he co-founded, which was ultimately sold in 2006. From 1989 until 2001, Mr. Soderberg was employed by Equity Securities Trading Company, Inc. Over the course of his 13 year tenure with that company, Mr. Soderberg’s main responsibilities included managing client equity accounts and providing investment banking services. Mr. Soderberg received his BA at the University of Minnesota, where he majored in international relations and international commerce, with a concentration in East Asia and China. Mr. Soderberg’s prior investment banking experience will be an asset to the Company in identifying a business combination target.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2013 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

 Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid by the Company to each of our named executive officers and directors for the fiscal years ended December 31, 2013 and 2012:

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

Richard E. Gilbert (1)	2013	None	None	None	None	None
President, Secretary and Director	2012	None	None	None	None	None

Aaron W. Soderberg (2)	2013	None	None	None	None	None
Director	2012	None	None	None	None	None

Greyton I. Becker (3)	2013	None	None	None	None	None
Chief Financial Officer, Treasurer and Director	2012	None	None	None	None	None

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

The Company’s officers and directors have not received any cash or other compensation for the fiscal years ended December 31, 2013 and 2012 and we do not expect that they will receive any compensation until the consummation of an acquisition.

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

Name and Address	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Joseph H. Whitney (3)	118,000	(4)	9.90%
Former Chief Executive Officer, President,
Treasurer and Director

Richard E. Gilbert	290,500		24.38%
Chairman of Board, President and Secretary

Aaron W. Soderberg	15,000		1.26%
Director

Greyton I. Becker	25,000		2.10%
Chief Financial Officer, Treasurer, Director

All Officers and	330,500		27.74%
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

Item 13. Certain Relationships and Related Transactions.

As of December 31, 2013, Paramount and Richard Gilbert have advanced and paid expenses for an aggregate amount of $210,373, including accrued interest, on behalf of the Company. Except as contemplated by the Option Agreement, described herein, there is currently no written agreement in effect with respect to repayment of such fees and expenses, although the Company has agreed to repay such amounts upon the Company entering into a business combination transaction. Unless the Option provided by the Option Agreement is exercised, the Company has verbally agreed to repay to Paramount Trading Ltd. all amounts that have been or may in the future, from time to time, be advanced to it or any third parties on behalf of the Company on the earliest to occur of any one of the following events (a) a Business Combination, (b) the third anniversary of the date such advance was made and (c) the Company becoming insolvent. “Business Combination” means an acquisition by or of the Company by merger, capital stock exchange, asset or stock acquisition, reorganization or otherwise, of or with an operating business. The Company has verbally agreed that it would repay such amounts at an interest rate equal to five (5) percent per annum.

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

Item 14. Principal Accounting Fees and Services

Lurie Besikof Lapidus & Company, LLP (“LBL”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed or to be billed by LBL for professional services rendered for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings were $22,075 for the fiscal year ended December 31, 2013 and $22,500 for the fiscal year ended December 31, 2012.

Audit-Related Fees

There were no fees billed by LBL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2013 and December 31, 2012.

Tax Fees

There was $1,200 in fees billed by LBL for income tax services for each of the fiscal years ended December 31, 2013 and 2012.

All Other Fees

There were no other fees billed by LBL for other products and services for the fiscal years ended December 31, 2013 and 2012.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 12 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-laws

**10.1	Option Agreement by and between the Company and The Globe Resources Group, LLC, dated May 16, 2013

***14.1	Code of Ethics

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

* **
Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2010 and incorporated herein by this reference.

Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 22, 2013 and incorporated herein by reference.

***	Filed as Exhibit 14.1 to the Company’s Form 10-K filed with the SEC on March 28, 2011 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINN SHARES INC.

Dated: March 31, 2014	By:	/s/ Richard Gilbert
Richard Gilbert
President
Principal Executive Officer

Dated: March 31, 2014	By:	/s/ Greyton Becker
Greyton Becker
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Richard Gilbert	President,	March 31, 2014
Richard Gilbert	Secretary and Director

/s/ Greyton Becker	Chief Financial Officer,	March 31, 2014
Greyton Becker	Treasurer and Director

/s/ Aaron W. Soderberg	Director	March 31, 2014
Aaron W. Soderberg