Form 10-Q
period 2014-09-30
MINN SHARES INC
filed 2014-11-07
CIK 728447

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 6, 2014, there were 1,191,348 shares of the registrant’s common stock, par value $0.0001, outstanding.

MINN SHARES INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.

BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15,882	$7,477
Prepaid expenses	2,832	825

TOTAL ASSETS	$18,714	$8,302

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$3,327	$3,477
Due to Globe Resources Group	107,146	61,406
Due to related parties	217,437	210,373
TOTAL CURRENT LIABILITIES	327,910	275,256

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(903,337)	(861,095)
TOTAL SHAREHOLDERS’ DEFICIT	(309,196)	(266,954)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$18,714	$8,302

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

OPERATING EXPENSES	$5,995	$6,770	$32,513	$43,877

OPERATING LOSS	(5,995)	(6,770)	(32,513)	(43,877)

INTEREST EXPENSE	3,475	3,081	9,729	8,063

NET LOSS	$(9,470)	$(9,851)	$(42,242)	$(51,940)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,242)	$(51,940)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added due to Globe Resources Group	2,722	1,068
Interest added to due to related parties	7,007	6,995
Changes in operating assets and liabilities:
Prepaid expenses	(2,007)	(2,418)
Payables and accrued expenses	(150)	(4,515)

Net cash used by operating activities	(34,670)	(50,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Globe Resources Group	43,018	59,593
Due to related parties	57	903

Net cash provided by financing activities	43,075	60,496

NET INCREASE IN CASH	8,404	9,686

Cash – beginning of period	7,477	2,688

Cash – end of period	$15,882	$12,374

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2013. The balance sheet at December 31, 2013, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

2.     Organization and Significant Accounting Policies

Organization

Minn Shares Inc., a Delaware corporation (the “Company”) was incorporated in the State of Delaware on October 22, 2010 to effect the reincorporation of Minn Shares Inc., a Minnesota corporation (“Minn Shares Minnesota”) in the State of Delaware.

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

September 30, 2014

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

Upon execution of the Option Agreement, Globe delivered an advance of $59,593 to the Company to cover its expenses during the Option Period, as further described in the Option Agreement. On May 13, 2014, the Company entered into an agreement to extend the option expiration date for an additional 30 days. In connection with the extension, and again on August 7, 2014, Globe delivered advances of $15,000 and $28,018, respectively, to the Company to cover specific current payables and legal and administrative expenses related to the extension.

Due to Globe consisted of advances and interest payable to Globe. At September 30, 2014 and December 31, 2013, $107,146 and $61,406, including $4,535 and $1,813, respectively of accrued interest, was owed to Globe. Prior to expiration, the loan bore annual interest at 5%. Interest expense was $1,138 and $745 for the three month and $2,722 and $1,068 for the nine month periods ended September 30, 2014 and 2013, respectively.

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

5.      Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director.  At September 30, 2014 and December 31, 2013, $217,437 and $210,373, including $7,007 and $23,464, respectively of accrued interest, is owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $2,337 and $2,336 for the three month and $7,007 and $6,995 for the nine month periods ended September 30, 2014 and 2013, respectively.

6.       Income Taxes

As of September 30, 2014 the Company had net operating loss carry forwards of approximately $633,000 for income tax purposes that expire starting in 2018.  The Company established a valuation allowance for the full amount of net deferred tax asset at September 30, 2014 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

We intend to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $15,882 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

On June 5, 2014, the Company received notification that Globe had elected not to exercise its option to purchase shares of the Company under the Option Agreement. Accordingly, the Option Agreement expired on June 15, 2014. As required by the Option Agreement, the Company will seek to find a third party purchaser. If sold, any consideration received will be used first to pay off related selling costs, and then repay related party payables (see Note 5). Remaining proceeds, if any, shall be used to repay the $102,611 advanced by Globe, plus accrued interest at 5%. In the event the Company does not consummate a sale with a third party purchaser, no amounts under the loan are payable to Globe.

Liquidity and Capital Resources

As of September 30, 2014, the Company had assets equal to $18,714, comprised of cash and prepaid expenses. The Company had assets equal to $8,302, comprised of cash and prepaid expenses, as of December 31, 2013.  The Company’s current liabilities as of September 30, 2014 totaled $327,910, comprised of payables, accrued expenses and amounts due to related parties. This compares to the Company’s total liabilities as of December 31, 2013 of $275,256, comprised of payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net Cash Used in Operating Activities	$(34,670)	$(50,810)
Net Cash Provided by Financing Activities	$43,075	60,496
Net Increase in Cash	$8,404	$9,686

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

For the three and nine months ended September 30, 2014, the Company incurred net losses of $9,470 and $42,242, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

For the three and nine months ended September 30, 2013, the Company incurred net losses of $9,851 and $51,940, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN SHARES INC.

Dated: November 7, 2014	By:	/s/ Richard Gilbert
Richard Gilbert
President, Secretary and Principal Executive Officer

Dated: November 7, 2014	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer

