Form 10-K
period 2014-12-31
MINN SHARES INC
filed 2015-03-24
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code: (612) 486-5587

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $125,477.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 24, 2015, there were 1,191,348 shares of the registrant’s common stock, par value $.0001, outstanding.

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

On June 5, 2014, the Company received notification that Globe had elected not to exercise its option to purchase shares of the Company under the Option Agreement. Accordingly, the Option Agreement expired on June 15, 2014. As required by the Option Agreement, the Company will seek to find a third party purchaser. If sold, any consideration received will be used first to pay off related selling costs, and then repay related party advances (see Audit Note 4). Remaining proceeds, if any, shall be used to repay the $102,611 advanced by Globe, (see Audit Note 3), plus accrued interest at 5%. In the event the Company does not consummate a sale with a third party purchaser, no amounts under the loan are payable to Globe.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers and directors. As of this date, the Company has had discussions with others regarding a potential business combination with us.  Except as provided by the Option Agreement, which has expired, we have not entered into any agreements, arrangement or understanding with respect to a business combination. Although the Company has limited funds available, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any business, industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Item 2. Properties.

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

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is quoted on the OTCQB under the symbol “MSHS”; however, no public market has yet developed. As of March, 2015, there were 147 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). The Company has not yet issued any of the Preferred Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We anticipate incurring expenses of at least $39,000 for the next 12 months in legal, accounting and other professional service fees related to the filing of Exchange Act reports and investigating and analyzing a business combination. The costs that will be incurred with respect to the consummation of a business combination are not ascertainable at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company. These conditions raise substantial doubt about our ability to continue as a going concern. As of the date of the filing of this annual report, the Company is a shell company and has not earned any revenues from operations since 2001 and we have minimal funds in our treasury. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to locate a suitable target company and ultimately, enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions and shortages of available capital, our management believes that there are numerous firms seeking the benefits of a business combination with an SEC reporting company. Such perceived benefits of becoming an SEC reporting company include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of December 31, 2014, the Company had total assets of $12,674. This compares with $8,302 in total assets as of December 31, 2013. As of December 31, 2014, the Company has current liabilities equal to $331,561, comprised exclusively of payables, accrued expenses and amounts due to related parties and Globe. This compares with current liabilities of $275,256, comprised exclusively of payables, accrued expenses, and amounts due to related parties and Globe as of December 31, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2014 and 2013:

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013

Net Cash used by Operating Activities	$(38,617)	$(55,707)
Net Cash provided by Investing Activities	-	-
Net Cash provided by Financing Activities	43,106	60,496
Net Increase in Cash	$4,489	$4,789

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

For the fiscal year ended December 31, 2014, the Company had a net loss of $51,933 consisting of accounting, audit, legal and other professional service fees incurred in relation to the preparation and the filing of the 2013 Annual Report on Form 10-K, 2014 quarterly regulatory filings, target company due diligence activities and interest expense.

For the fiscal year ended December 31, 2013, the Company had a net loss of $62,370, consisting of accounting, audit, legal and other professional service fees incurred in relation to the preparation and the filing of the 2012 Annual Report on Form 10-K, and 2013 quarterly regulatory filings, target company due diligence activities and interest expense.

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

MINN SHARES INC.

FINANCIAL STATEMENTS

-TABLE OF CONTENTS-

Page(s)

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets as of December 31, 2014 and 2013	F-3

Statements of Operations for the Years Ended December 31, 2014 and 2013	F-4

Statements of Shareholders’ Deficit for the Years Ended December 31, 2014, and 2013	F-5

Statements of Cash Flows for the Years Ended December 31, 2014 and 2013	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Minn Shares Inc.

Minneapolis, Minnesota

We have audited the accompanying balance sheets of Minn Shares Inc. as of December 31, 2014 and 2013, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minn Shares Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP

Minneapolis, Minnesota

March 24, 2015

Minn Shares Inc.

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$11,966	$7,477
Prepaid Expenses	708	825

TOTAL ASSETS	$12,674	$8,302

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$3,327	$3,477
Due to Globe Resources Group	108,428	61,406
Due to related parties	219,806	210,373
Total Current Liabilities	331,561	275,256

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(913,028)	(861,095)
Total Shareholders’ Deficit	(318,887)	(266,954)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$12,674	$8,302

The accompanying notes are an integral part of these financial statements.

F-3

Minn Shares Inc.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

OPERATING EXPENSES	$38,584	$51,223

OPERATING LOSS	(38,584)	(51,223)

INTEREST EXPENSE	13,349	11,147

NET LOSS	$(51,933)	$(62,370)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.05)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2012	1,191,348	$119	$594,022	$(798,725)	$(204,584)
Net loss	-	-	-	(62,370)	(62,370)

Balance at December 31, 2013	1,191,348	119	594,022	(861,095)	(266,954)
Net loss	-	-	-	(51,933)	(51,933)

Balance at December 31, 2014	1,191,348	$119	$594,022	$(913,028)	$(318,887)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(51,933)	$(62,370)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest added to due to Globe Resources Group	4,005	1,813
Interest added to due to related parties	9,344	9,334
Changes in operating assets and liabilities:
Prepaid Expenses	117	(119)
Payables and accrued expenses	(150)	(4,365)
Net cash used by operating activities	(38,617)	(55,707)

Cash flows from financing activities:
Due to Globe Resources Group	43,018	59,593
Due to related parties	88	903
Net cash provided by financing activities	43,106	60,496

Net increase in cash	4,489	4,789

Cash beginning of year	7,477	2,688
Cash end of year	$11,966	$7,477

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

December 31, 2014

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

Due to Globe consisted of advances and interest payable to Globe. At December 31, 2014 and December 31, 2013, $108,428 and $61,406, including $5,817 and $1,813, respectively of accrued interest, was owed to Globe. The advances accrue annual interest at 5%. Interest expense was $4,005 and $1,813 for the years ended December 31, 2014 and 2013, respectively.

As required by the Option Agreement, the Company will seek to find a third party purchaser. If sold, any consideration received will be used first to pay off related selling costs, and then repay related party payables (see Note 4). Remaining proceeds, if any, shall be used to repay advances made by Globe. In the event the Company does not consummate a sale with a third party purchaser, no amounts under the loan are payable to Globe.

4. Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by one of the Company’s current shareholders, and the Company’s President and director. At December 31, 2014 and 2013, $219,806 and $210,373, including $32,809 and $23,464, respectively of accrued interest, is owed to these related parties. The advances bear annual interest at 5% and are due on demand. Interest expense to related parties was $9,344 and $9,334 for 2014 and 2013, respectively.

 Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

5. Income Taxes

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended December 31,
	2014	2013

Statutory income tax rate	34.0%	34.0%
State income tax, net of federal benefit	6.5	6.5
Valuation of deferred tax assets	(40.5)	(40.5)

	-%	-%

A summary of deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Operating loss carryforwards	$260,156	$239,209
Capital loss carryforwards	42,548	42,548
Total deferred tax assets	302,704	281,757
Valuation allowance	(302,704)	(281,757)

Net deferred taxes	$-	$-

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized. The valuation allowance increased by $20,947 and $25,260 for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company had net operating loss carryforwards of approximately $642,000 for income tax purposes that expire starting in 2018. The Company established a valuation allowance for the full amount of net deferred tax asset at December 31, 2014 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

As of December 31, 2014, we conducted a review of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s officers and directors as of March 24, 2015:

Name	Age	Position

Richard E. Gilbert	74	Chairman of the Board, President, Secretary and Director

Aaron W. Soderberg	53	Director

Greyton I. Becker	63	Chief Financial Officer, Treasurer and Director

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

Greyton Becker, Chief Financial Officer, Treasurer and a director of the Company since inception and Chief Financial Officer, Secretary and director of Minn Shares Minnesota since August 30, 2010.  For most of the time period 2003 until the present, Mr. Becker has been the President of G I Becker & Associates LLC, where he has acted as an executive consultant for startup banks, community banks, regional banks (public and private) and non-banking organizations, where such experience includes strategic planning, investor relations, M&A business development, operations, risk management, information technology, risk management, regulatory compliance, corporate governance and corporate administration.  From February 2011 to October 2012, Mr. Becker served as Manager of Strategic Advisory Services for Wipfli LLP responsible for the restructuring, management and strategic positioning of Wipfli’s Asset Liability Management (“ALM”) Consulting Services for Financial Institutions.  From 2003 to 2005, Mr. Becker was also the President, Chief Financial Officer and an organizer of Pinehurst Bank/Pinehurst Bancorp, Inc.  In this capacity Mr. Becker, managed the de novo bank application process, capital funding, staffing, business development as well as all implementation activities.  His Chief Executive Officer and Chief Financial Officer duties included managing the credit process, marketing, business development, finance, operations, regulatory relations and corporate governance.  Mr. Becker was also CFO and Corporate Secretary for Firstar Bank of Minnesota (regional bank $3+ billion in total assets), Head of Finance/CFO for: American Express-Tax & Business/Services, iDLX a subsidiary of Deluxe Corporation, and Uni-Select USA.  Mr. Becker received his Bachelors of Business Administration from the University of Wisconsin-Eau Claire and a Masters in Business Administration from the University of St. Thomas. Mr. Becker’s prior regulatory compliance and business development experience will be beneficial to the Company in seeking out a business combination target.

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

(e) Prior Blank Check or Shell Company Experience

Our former Chief Executive Officer, President, Treasurer and Director, Joseph Whitney served as a director of Certified Technologies Corp. (“CTC”), a former “blank check company” that was initially formed in Minnesota in January of 1984 to market a fire retardant chemical formulation to the commercial aviation and business furniture industries. CTC consummated a business combination transaction with Zhaoheng Hydropower Company on May 13, 2008 and currently trades on the OTC Pink under the symbol “ZHYLF.” Mr. Whitney resigned as the sole director and officer of CTC effective August 17, 2007, prior to the business combination transaction and therefore did not receive any benefits in connection with the CTC transaction. Paramount Trading Ltd. (“Paramount”) and the Company’s management, through their roles as consultants of Paramount, are currently in discussions with certain other blank check companies, however, there are no definitive agreements in place.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2014 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid by the Company to each of our named executive officers and directors for the fiscal years ended December 31, 2014 and 2013:

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

Richard E. Gilbert (1)	2014	None	None	None	None	None
President, Secretary and Director	2013	None	None	None	None	None

Aaron W. Soderberg (2)	2014	None	None	None	None	None
Director	2013	None	None	None	None	None

Greyton I. Becker (3)	2014	None	None	None	None	None
Chief Financial Officer, Treasurer and Director	2013	None	None	None	None	None

(1)	Richard E. Gilbert has served as President, Secretary and Chairman of the Board of Directors of the Company since inception and was elected to serve as a director of Minn Shares Minnesota on June 9, 2009 and was appointed to serve as Chief Financial Officer and Secretary of Minn Shares Minnesota on such date. On July 5, 2010, Mr. Gilbert was appointed to serve as President and Chairman of the Board of Minn Shares Minnesota. Mr. Gilbert resigned as Chief Financial Officer of Minn Shares Minnesota on August 30, 2010.

(2)	Aaron W. Soderberg has been a director of the Company since inception and was elected to serve as a director of Minn Shares Minnesota in June of 2009.

(3)	Greyton Becker has served as Chief Financial Officer, Treasurer and a director of the Company since inception. He was appointed to serve as Chief Financial Officer, Treasurer and a director of Minn Shares Minnesota on August 30, 2010.

The Company’s officers and directors have not received any cash or other compensation for the fiscal years ended December 31, 2014 and 2013 and we do not expect that they will receive any compensation until the consummation of an acquisition.

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

Item 13. Certain Relationships, Related Transactions, and Director Independence.

As of December 31, 2014, Paramount and Richard Gilbert have advanced and paid expenses for an aggregate amount of $219,806, including $32,809 of accrued interest, on behalf of the Company. There is currently no written agreement in effect with respect to repayment of such fees and expenses, although the Company has agreed to repay such amounts upon the Company entering into a business combination transaction. The Company has verbally agreed to repay to Paramount Trading Ltd. all amounts that have been or may in the future, from time to time, be advanced to it or any third parties on behalf of the Company on the earliest to occur of any one of the following events (a) a Business Combination, (b) the third anniversary of the date such advance was made and (c) the Company becoming insolvent. “Business Combination” means an acquisition by or of the Company by merger, capital stock exchange, asset or stock acquisition, reorganization or otherwise, of or with an operating business. The Company has verbally agreed that the loans will bear annual interest at 5% and will be due on demand. A written description of the verbal contract is filed as Exhibit 10.3 and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

Lurie Besikof Lapidus & Company, LLP (“LBL”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed or to be billed by LBL for professional services rendered for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings were $21,500 for the fiscal year ended December 31, 2014 and $22,075 for the fiscal year ended December 31, 2013.

Audit-Related Fees

There were no fees billed by LBL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2014 and December 31, 2013.

Tax Fees

There was $1,200 in fees billed by LBL for income tax services for each of the fiscal years ended December 31, 2014 and 2013.

All Other Fees

There were no other fees billed by LBL for other products and services for the fiscal years ended December 31, 2014 and 2013.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

 PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Table of Contents	F-1

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Shareholders’ Deficit

Statements of Cash Flows

Notes to Financial Statements

*Page F-1 follows page 13 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

10.1	Option Agreement by and between the Company and The Globe Resources Group, LLC, dated May 16, 2013(2)

10.2	Extension Agreement by and between the Company and The Globe Resources Group, LLC, dated May 15, 2014 (3)

10.3	Verbal Agreement by and between the Company and Paramount Trading Ltd.

14.1	Code of Ethics (4)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

(1)	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2010 and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2013 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2014 and incorporated herein by reference.

(4)	Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINN SHARES INC.

Date: March 24, 2015	By:	/s/ Richard Gilbert
Richard Gilbert
President
Principal Executive Officer

Date: March 24, 2015	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Richard Gilbert	President,	March 24, 2015
Richard Gilbert	Secretary and Director

/s/ Greyton Becker	Chief Financial Officer,	March 24, 2015
Greyton Becker	Treasurer and Director

/s/ Aaron W. Soderberg	Director	March 24, 2015
Aaron W. Soderberg

