Form 10-Q
period 2015-03-31
MINN SHARES INC
filed 2015-05-14
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2015, there were 1,191,348 shares of the registrant’s common stock, par value $0.0001, outstanding.

MINN SHARES INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,034	$11,966
Prepaid Expenses	-	708

TOTAL ASSETS	$9,034	$12,674

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$13,327	$3,327
Due to Globe Resources Group	109,711	108,428
Due to related parties	222,161	219,806
TOTAL CURRENT LIABILITIES	$345,199	$331,561

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(930,306)	(913,028)
TOTAL SHAREHOLDERS’ DEFICIT	$(336,165)	$(318,887)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$9,034	$12,674

The accompanying notes are an integral part of these financial statements.

3

Minn Shares Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

OPERATING EXPENSES	$13,658	$18,770

OPERATING LOSS	(13,658)	(18,770)

INTEREST EXPENSE	3,620	3,082

NET LOSS	$(17,278)	$(21,852)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,278)	$(21,852)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest added to due to Globe Resources Group	1,283	745
Interest added to due to related parties	2,337	2,337
Changes in operating assets and liabilities:
Prepaid expense	708	825
Payables and accrued expenses	10,000	11,550

Net cash used by operating activities	(2,950)	(6,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	18	39

Net cash provided by financing activities	18	39

Net decrease in cash	(2,932)	(6,356)

Cash – beginning of period	11,966	7,477
Cash – end of period	$9,034	$1,121

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2014. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

2. Organization and Significant Accounting Policies (cont.)

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

Due to Globe consisted of advances and interest payable to Globe. At March 31, 2015 and December 31, 2014, $109,711 and $108,428, including $7,100 and $5,817, respectively of accrued interest, was owed to Globe. Prior to expiration, the loan bore annual interest at 5%. Interest expense was $1,283 and $745 for the three month periods ended March 31, 2015 and 2014, respectively.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

4. Due to Globe Resources Group (cont.)

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

5. Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director. At March 31, 2015 and December 31, 2014, $222,161 and $219,806, including $35,146 and $32,809, respectively of accrued interest, is owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $2,337 and $2,337 for the three month periods ended March 31, 2015 and 2014, respectively.

6. Income Taxes

At March 31, 2015, the Company had federal net operating loss carry forwards of approximately $659,000 for income tax purposes that expire starting in 2018. The Company's state net operating loss carry forwards have started expiring in 2015. As of March 31, 2015, there is approximately $611,600 in state net operating loss carry forwards. The Company established a valuation allowance for the full amount of net deferred tax asset at March 31, 2015 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

We intend to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $9,034 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2015, the Company has assets equal to $9,034, comprised of cash. The Company had assets equal to $12,674, comprised of cash and prepaid expenses, as of December 31, 2014.  The Company’s current liabilities as of March 31, 2015 totaled $345,199, comprised of payables, accrued expenses and amounts due to related parties. This compares to the Company’s total liabilities as of December 31, 2014 of $331,561, comprised of payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net Cash Used in Operating Activities	$(2,950)	$(6,395)
Net Cash Provided by Financing Activities	18	39
Net Decrease in Cash	$(2,932)	$(6,356)

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

For the three months ended March 31, 2015, the Company had a net loss of $17,278, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

MINN SHARES INC.

Dated: May 14, 2015	By:	/s/ Richard Gilbert
Richard Gilbert
President, Secretary and Principal Executive Officer

Dated: May 14, 2015	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer

