Form 10-Q
period 2015-09-30
MINN SHARES INC
filed 2015-11-12
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 12, 2015, there were 1,191,348 shares of the registrant’s common stock, par value $0.0001, outstanding.

MINN SHARES INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$851	$11,966
Prepaid expenses	-	708

TOTAL ASSETS	$851	$12,674

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$3,327	$3,327
Due to Globe Resources Group	112,276	108,428
Due to related parties	240,931	219,806
Total Current Liabilities	356,534	331,561

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(949,824)	(913,028)
Total Shareholders’ Deficit	(355,683)	(318,887)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$851	$12,674

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

OPERATING EXPENSES	$3,034	$5,995	$25,840	$32,513

OPERATING LOSS	(3,034)	(5,995)	(25,840)	(32,513)

INTEREST EXPENSE	3,716	3,475	10,956	9,729

NET LOSS	$(6,750)	$(9,470)	$(36,796)	$(42,242)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,796)	$(42,242)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added due to Globe Resources Group	3,848	2,722
Interest added to due to related parties	7,107	7,007
Changes in operating assets and liabilities:
Prepaid expenses	708	(2,007)
Payables and accrued expenses	-	(150)

Net cash used by operating activities	(25,133)	(34,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Globe Resources Group	-	43,018
Due to related parties	14,018	57
Net cash provided by financing activities	14,018	43,075

NET (DECREASE) INCREASE IN CASH	(11,115)	8,404
Cash – beginning of period	11,966	7,477
Cash – end of period	$851	$15,882

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2014. The balance sheet at December 31, 2014, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

September 30, 2015

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

Due to Globe consisted of advances and interest payable to Globe. At September 30, 2015 and December 31, 2014, $112,276 and $108,428, including $9,665 and $5,817, respectively of accrued interest, was owed to Globe. Prior to expiration, the loan bore annual interest at 5%. Interest expense was $1,282 and $1,138 for the three month and $3,848 and $2,722 for the nine month periods ended September 30, 2015 and 2014, respectively.

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

5.   Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director.  At September 30, 2015 and December 31, 2014, $240,931 and $219,806, including $39,920 and $32,809, respectively of accrued interest, is owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $2,433 and $2,337 for the three month and $7,107 and $7,007 for the nine month periods ended September 30, 2015 and 2014, respectively.

6.   Income Taxes

At September 30, 2015 the Company had federal net operating loss carry forwards of approximately $679,000 for income tax purposes that expire starting in 2018. The Company’s state net operating carry forwards started expiring in 2015 and the Company estimated $78,000 of state net operating loss will expire at the end of 2015. As of September 30, 2015, there is approximately $553,000 of state net operating loss carryforwards.  The Company established a valuation allowance for the full amount of net deferred tax asset at September 30, 2015 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

Corporate History

The Company was incorporated in the State of Delaware on October 22, 2010 to effect the reincorporation (the “Reincorporation”) of Minn Shares Inc., a Minnesota corporation (“Minn Shares Minnesota”) in the State of Delaware. On December 1, 2010 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Minn Shares Minnesota, pursuant to which Minn Shares Minnesota was merged with and into the Company.  Pursuant to the Merger Agreement, at the time of the merger, Minn Shares Minnesota ceased to exist and the Company continued as the surviving corporation.  As a result, the Company succeeded to all of the assets, property, rights, privileges, franchises, immunities and powers of Minn Shares Minnesota and assumed all of the duties, liabilities, obligations and restrictions of every kind.  As a result of the Reincorporation, the legal domicile of the Company is the State of Delaware. It has no subsidiaries and the Company selected December 31 as its fiscal year end.  The Company is currently quoted on the OTCQB maintained by the OTC Markets Group Inc. under the symbol “MSHS.”

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

We intend to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $851 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2015, the Company had assets equal to $851, comprised of cash. The Company had assets equal to $12,674, comprised of cash and prepaid expenses, as of December 31, 2014.  The Company’s current liabilities as of September 30, 2015 totaled $356,534, comprised of payables, accrued expenses and amounts due to related parties. This compares to the Company’s total liabilities as of December 31, 2014 of $331,561, comprised of payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net Cash Used in Operating Activities	$(25,133)	$(34,670)
Net Cash Provided by Financing Activities	$14,018	$43,075
Net Increase (Decrease) in Cash	$(11,115)	$8,404

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

For the three and nine months ended September 30, 2015, the Company had a net loss of $6,750 and $36,796, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

For the three and nine months ended September 30, 2014, the Company had a net loss of $9,470 and $42,242, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN SHARES INC.

Dated: November 12, 2015	By:	/s/ Richard Gilbert
Richard Gilbert
President, Secretary and Principal Executive Officer

Dated: November 12, 2015	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer

