Form 10-K
period 2015-12-31
MINN SHARES INC
filed 2016-03-28
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Address of principal executive offices) (Zip Code)

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

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $57,035.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 8, 2016, there were 1,191,348 shares of the registrant’s common stock, par value $.0001, outstanding.

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

On June 5, 2014, the Company received notification that Globe had elected not to exercise its option to purchase shares of the Company under the Option Agreement. Accordingly, the Option Agreement expired on June 15, 2014. As required by the Option Agreement, the Company will seek to find a third party purchaser. If sold, any consideration received will be used first to pay off related selling costs, and then repay related party advances. Remaining proceeds, if any, shall be used to repay the $113,559 advanced by Globe, plus accrued interest at 5%. In the event the Company does not consummate a sale with a third party purchaser, no amounts under the loan are payable to Globe.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of its common stock, par value $0.0001 per share (the “Common Stock”) or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization. The Company does not intend to supply disclosure to stockholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation. In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to stockholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a Current Report on Form 8-K, as required, within four business days of a business combination that results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is quoted on the OTC Pink marketplace maintained by the OTC Markets Group Inc. under the symbol “MSHS”; however, no public market has yet developed. As of March 8, 2016, there were 147 holders of record of the Common Stock.

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

We anticipate incurring expenses of at least $42,000 for the next 12 months in legal, accounting and other professional service fees related to the filing of Exchange Act reports and investigating and analyzing a business combination. The costs that will be incurred with respect to the consummation of a business combination are not ascertainable at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company. These conditions raise substantial doubt about our ability to continue as a going concern. As of the date of the filing of this Annual Report on Form 10-K, the Company is a shell company and has not earned any revenues from operations since 2001 and we have minimal funds in our treasury. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to locate a suitable target company and ultimately, enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2015, the Company had total assets of $17. This compares with $12,674 in total assets as of December 31, 2014. As of December 31, 2015, the Company has current liabilities equal to $368,047, comprised exclusively of payables, accrued expenses and amounts due to related parties and Globe. This compares with current liabilities of $331,561, comprised exclusively of payables, accrued expenses, and amounts due to related parties and Globe as of December 31, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2015 and 2014:

	Fiscal Year Ended December 31 2015	Fiscal Year Ended December 31 2014

Net Cash used in Operating Activities	$(28,467)	$(38,617)
Net Cash provided by Financing Activities	16,518	43,106
Net Increase (Decrease) in Cash	$(11,949)	$4,489

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

For the fiscal year ended December 31, 2015, the Company had a net loss of $49,143 consisting of accounting, audit, legal and other professional service fees incurred in relation to the preparation and the filing of the 2015 Annual Report on Form 10-K, 2015 SEC quarterly filings, target company due diligence activities and interest expense.

For the fiscal year ended December 31, 2014, the Company had a net loss of $51,933, consisting of accounting, audit, legal and other professional service fees incurred in relation to the preparation and the filing of the 2014 Annual Report on Form 10-K, and 2014 SEC quarterly filings, target company due diligence activities and interest expense.

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

MINN SHARES INC.

FINANCIAL STATEMENTS

-TABLE OF CONTENTS-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Minn Shares Inc.

Minneapolis, Minnesota

We have audited the accompanying balance sheets of Minn Shares Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minn Shares Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, suffered recurring losses from operations and has a stockholders’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LURIE, LLP

Minneapolis, Minnesota

March 28, 2016

Minn Shares Inc.

BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$17	$11,966
Prepaid Expenses	0	708

TOTAL ASSETS	$17	$12,674

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$8,527	$3,327
Due to Globe Resources Group	113,559	108,428
Due to related parties	245,961	219,806
Total Current Liabilities	368,047	331,561

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(962,171)	(913,028)
Total Shareholders’ Deficit	(368,030)	(318,887)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$17	$12,674

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

OPERATING EXPENSES	$34,375	$38,584

OPERATING LOSS	(34,375)	(38,584)

INTEREST EXPENSE	14,768	13,349

NET LOSS	$(49,143)	$(51,933)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	1,191,348	$119	$594,022	$(861,095)	$(266,954)
Net loss	-	-	-	(51,933)	(51,933)

Balance at December 31, 2014	1,191,348	119	594,022	(913,028)	(318,887)
Net loss	-	-	-	(49,143)	(49,143)

Balance at December 31, 2015	1,191,348	$119	$594,022	$(962,171)	$(368,030)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(49,143)	$(51,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest added to due to Globe Resources Group	5,131	4,005
Interest added to due to related parties	9,637	9,344
Changes in operating assets and liabilities:
Prepaid Expenses	708	117
Payables and accrued expenses	5,200	(150)
Net cash used in operating activities	(28,467)	(38,617)

Cash flows from financing activities:
Due to Globe Resources Group	0	43,018
Due to related parties	16,518	88
Net cash provided by financing activities	16,518	43,106

Net increase (decrease) in cash	(11,949)	4,489

Cash beginning of year	11,966	7,477
Cash end of year	$17	$11,966

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

December 31, 2015

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

Due to Globe consisted of advances and interest payable to Globe. At December 31, 2015 and December 31, 2014, $113,559 and $108,428, including $10,948 and $5,817, respectively of accrued interest, was owed to Globe. The loan bore annual interest at 5%. Interest expense was $5,131 and $4,005 for the years ended December 31, 2015 and 2014, respectively.

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

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by one of the Company’s current shareholders, and the Company’s President and director. At December 31, 2015 and 2014, $245,961 and $219,806, including $42,446 and $32,809, respectively of accrued interest, is owed to these related parties. The advances bear annual interest at 5% and are due on demand. Interest expense to related parties was $9,637 and $9,344 for 2015 and 2014, respectively.

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

5.	Income Taxes

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended December 31,
	2015	2014

Statutory income tax rate	34.0%	34.0%
State income tax, net of federal benefit	6.5	6.5
Valuation of deferred tax assets	(40.5)	(40.5)

	-%	-%

A summary of deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Operating loss carryforwards	$264,138	$260,156
Capital loss carryforwards	0	42,548
Total deferred tax assets	264,138	302,704
Valuation allowance	(264,138)	(302,704)

Net deferred taxes	$-	$-

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized. The valuation allowance decreased by $38,566 for the year ended December 31, 2015 and increased $20,947 the year ended December 31, 2014.

At December 31, 2015 the Company had federal net operating loss carryforwards of approximately $692,000 for income tax purposes that expire starting in 2018. Part of the Company’s state net operating loss carry forwards are in the process of expiring. As of December 31 2015, there is approximately $449,000 of state net operating loss carryforwards. The Company established a valuation allowance for the full amount of net deferred tax asset at December 31, 2015 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

6.	Recent Accounting Pronouncement

The Company’s management has reviewed and considered all recent accounting pronouncements and believe there are none that could potentially have a material impact on the company’s financial condition, results or disclosures.

The accompanying notes are an integral part of these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2015, we conducted a review of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s officers and directors as of March 9, 2016:

Name	Age	Position

Richard E. Gilbert	75	Chairman of the Board, President, Secretary and Director

Aaron W. Soderberg	54	Director

Greyton I. Becker	64	Chief Financial Officer, Treasurer and Director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2015, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

2015 Summary Compensation Table

The following table sets forth all compensation awarded to, earned by or paid by the Company to each of our named executive officers for the fiscal years ended December 31, 2015 and 2014:

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

Richard E. Gilbert (1)	2015	None	None	None	None	None
President, Secretary and Director	2014	None	None	None	None	None

Greyton I. Becker (3)	2015	None	None	None	None	None
Chief Financial Officer, Treasurer and Director	2014	None	None	None	None	None

(1)	Richard E. Gilbert has served as President, Secretary and Chairman of the Board of Directors of the Company since inception and was elected to serve as a director of Minn Shares Minnesota on June 9, 2009 and was appointed to serve as Chief Financial Officer and Secretary of Minn Shares Minnesota on such date. On July 5, 2010, Mr. Gilbert was appointed to serve as President and Chairman of the Board of Minn Shares Minnesota. Mr. Gilbert resigned as Chief Financial Officer of Minn Shares Minnesota on August 30, 2010.

(2)	Aaron W. Soderberg has been a director of the Company since inception and was elected to serve as a director of Minn Shares Minnesota in June of 2009.

(3)	Greyton Becker has served as Chief Financial Officer, Treasurer and a director of the Company since inception. He was appointed to serve as Chief Financial Officer, Treasurer and a director of Minn Shares Minnesota on August 30, 2010.

The Company’s officers have not received any cash or other compensation for the fiscal years ended December 31, 2015 and 2014 and we do not expect that they will receive any compensation until the consummation of an acquisition.

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

Director Compensation

The Company’s directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by the directors in such capacity. Our directors intend to devote very limited time to our affairs.

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

Name and Address	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

More than 5% Stockholders:
Joseph H. Whitney	118,000	(3)	9.90%

Named Executive Officers and Directors:
Richard E. Gilbert	290,500		24.38%
Chairman of Board, President and Secretary

Aaron W. Soderberg	15,000		1.26%
Director

Greyton I. Becker	25,000		2.10%
Chief Financial Officer, Treasurer, Director

All Named Executive Officers and	330,500		27.74%
Directors as a group (3 persons)

(1)	This table is based upon information supplied by our management. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. As of the date of this table, there are no outstanding options or warrants.

(2)	Percentages based on 1,191,348 shares of our Common Stock outstanding as of the date of this filing.

(3)	Excludes an aggregate of 172,500 shares of Common Stock owned of record by Mr. Whitney’s children and of which Mr. Whitney disclaims beneficial ownership.

(b) The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

As of December 31, 2015 and 2014, Paramount and Richard Gilbert have advanced and paid expenses for an aggregate amount of, $245,961 and $219,806, respectively, including $42,446 and $32,809 of accrued interest, respectively, on behalf of the Company. There is currently no written agreement in effect with respect to repayment of such fees and expenses, although the Company has agreed to repay such amounts upon the Company entering into a business combination transaction. The Company has verbally agreed to repay to Paramount Trading Ltd. all amounts that have been or may in the future, from time to time, be advanced to it or any third parties on behalf of the Company on the earliest to occur of any one of the following events (a) a Business Combination, (b) the third anniversary of the date such advance was made and (c) the Company becoming insolvent. “Business Combination” means an acquisition by or of the Company by merger, capital stock exchange, asset or stock acquisition, reorganization or otherwise, of or with an operating business. The Company has verbally agreed that the loans will bear annual interest at 5% and will be due on demand. Interest expense to related parties was $9,637 and $9,334 for 2015 and 2014, respectively. A written description of the verbal contract is filed as Exhibit 10.3 and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

Lurie , LLP  is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed or to be billed by Lurie, LLP for professional services rendered for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings were $23,100 for the fiscal year ended December 31, 2015 and $21,500 for the fiscal year ended December 31, 2014.

Audit-Related Fees

There were no fees billed by Lurie, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2015 and December 31, 2014.

Tax Fees

There was $1,300 and $1,200 in fees billed by Lurie, LLP for income tax services for each of the fiscal years ended December 31, 2015 and 2014.

All Other Fees

There were no other fees billed by Lurie, LLP for other products and services for the fiscal years ended December 31, 2015 and 2014.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

*Page F-1 follows page 13 to this Annual Report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

10.1	Option Agreement by and between the Company and The Globe Resources Group, LLC, dated May 16, 2013(2)

10.2	Extension Agreement by and between the Company and The Globe Resources Group, LLC, dated May 15, 2014 (3)

10.3	Verbal Agreement by and between the Company and Paramount Trading Ltd. (5)

14.1	Code of Ethics (4)

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

* Filed herewith

** Furnished herewith

(1)	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on December 10, 2010 and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2013 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2014 and incorporated herein by reference.

(4)	Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2011 and incorporated herein by this reference.

(5)	Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2015 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINN SHARES INC.

Date: March 28, 2016	By:	/s/ Richard Gilbert
Richard Gilbert
President
Principal Executive Officer

Date: March 28, 2016	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Richard Gilbert	President,	March 28, 2016
Richard Gilbert	Secretary and Director

/s/ Greyton Becker	Chief Financial Officer,	March 28, 2016
Greyton Becker	Treasurer and Director

/s/ Aaron W. Soderberg	Director	March 28, 2016
Aaron W. Soderberg

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

10.1	Option Agreement by and between the Company and The Globe Resources Group, LLC, dated May 16, 2013(2)

10.2	Extension Agreement by and between the Company and The Globe Resources Group, LLC, dated May 15, 2014 (3)

10.3	Verbal Agreement by and between the Company and Paramount Trading Ltd. (5)

14.1	Code of Ethics (4)

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

* Filed herewith

** Furnished herewith

(1)	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on December 10, 2010 and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2013 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2014 and incorporated herein by reference.

(4)	Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2011 and incorporated herein by this reference.

(5)	Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2015 and incorporated herein by this reference.