Form 10-Q
period 2016-03-31
MINN SHARES INC
filed 2016-05-12
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 12, 2016, there were 1,191,348 shares of the registrant’s common stock, par value $0.0001, outstanding.

MINN SHARES INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.

BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,017	$17
TOTAL ASSETS	$1,017	$17

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$19,240	$8,527
Due to Globe Resources Group	114,842	113,559
Due to related parties	259,901	245,961
Total Current Liabilities	393,983	368,047

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(987,107)	(962,171)
Total Shareholders’ Deficit	(392,966)	(368,030)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,017	$17

The accompanying notes are an integral part of these financial statements.

1

Minn Shares Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

OPERATING EXPENSES	$21,062	$13,658

OPERATING LOSS	(21,062)	(13,658)

INTEREST EXPENSE	3,874	3,620

NET LOSS	$(24,936)	$(17,278)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(24,936)	$(17,278)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added to due to Globe Resources Group	1,283	1,283
Interest added to due to related parties	2,591	2,337
Changes in operating assets and liabilities:
Prepaid expense	-	708
Payables and accrued expenses	10,713	10,000

Net cash used by operating activities	(10,349)	(2,950)

Cash flows from financing activities:
Due to related parties	11,349	18

Net cash provided by financing activities	11,349	18

Net increase (decrease) in cash	1,000	(2,932)

Cash – beginning of period	17	11,966
Cash – end of period	$1,017	$9,034

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2015. The balance sheet at December 31, 2015, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

March 31, 2016

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

Due to Globe consisted of advances and interest payable to Globe. At March 31, 2016 and December 31, 2015, $114,842 and $113,559, including $12,231 and $10,948, respectively of accrued interest, was owed to Globe. Prior to expiration, the loan bore annual interest at 5%. Interest expense was $1,283 and $1,283 for the three month periods ended March 31, 2016 and 2015, respectively.

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

5. Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director. At March 31, 2016 and December 31, 2015, $259,901 and $245,961, including $45,037 and $42,446, respectively of accrued interest, is owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $2,592 and $2,337 for the three month periods ended March 31, 2016 and 2015, respectively.

6. Income Taxes

At March 31, 2016 the Company had federal net operating loss carry forwards of approximately $716,000 for income tax purposes that expire starting in 2018. The Company’s state net operating loss carry forward started expiring in 2015 and the Company estimates $40,000 of state net operating loss will expire at the end of 2016. As of March 31, 2016 there is approximately $474,000 of state net operating loss carryforwards. The Company established a valuation allowance for the full amount of net deferred tax asset at March 31, 2016 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Minn Shares Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Corporate History

The Company was incorporated in the State of Delaware on October 22, 2010, to effect the reincorporation (the “Reincorporation”) of Minn Shares Inc., a Minnesota corporation (“Minn Shares Minnesota”) in the State of Delaware. On December 1, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Minn Shares Minnesota, pursuant to which Minn Shares Minnesota was merged with and into the Company.  Pursuant to the Merger Agreement, at the time of the merger, Minn Shares Minnesota ceased to exist and the Company continued as the surviving corporation.  As a result, the Company succeeded to all of the assets, property, rights, privileges, franchises, immunities and powers of Minn Shares Minnesota and assumed all of the duties, liabilities, obligations and restrictions of every kind.  As a result of the Reincorporation, the legal domicile of the Company is the State of Delaware. It has no subsidiaries and the Company selected December 31 as its fiscal year end.  The Company is currently quoted on the OTCQB maintained by the OTC Markets Group Inc. under the symbol “MSHS.”

Minn Shares Minnesota was incorporated in the State of Minnesota on January 15, 1987, under the name H. H. & P. Yogurt, Inc., and on September 8, 1994, changed its name to Minn Shares Inc. Minn Shares Minnesota operated two yogurt shops: one in Minneapolis, Minnesota, and one in St. Paul, Minnesota. Both stores were ultimately closed by October 1990, at which time Minn Shares Minnesota ceased to engage in the yogurt business, and focused its business on locating a suitable merger or acquisition candidate or investigating the possibility of becoming a closed-end, non-diversified management company.

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

We intend to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $1,017 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2016, the Company had assets equal to $1,017, comprised exclusively of cash. The Company had assets equal to $17, comprised of cash, as of December 31, 2015. The Company’s current liabilities as of March 31, 2016, totaled $393,983, comprised of payables, accrued expenses, and amounts due to related parties. This compares to the Company’s total liabilities as of December 31, 2015 of $368,047, comprised of payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net Cash Used in Operating Activities	$(10,349)	(2,950)
Net Cash Provided by Financing Activities	$11,349	18
Net Increase/Decrease in Cash	$1,000	(2,932)

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

Results of Operations

Since December 2001, the Company has not engaged in any business activities other than for the purpose of collecting and distributing its assets, paying, satisfying and discharging any existing debts and obligations and doing other acts required to liquidate and wind up its business and affairs. No revenue has been generated by the Company since 2001. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2016, the Company had a net loss of $24,936, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN SHARES INC.

Dated: May 12, 2016	By:	/s/ Richard Gilbert
Richard Gilbert
President, Secretary and Principal Executive Officer

Dated: May 12, 2016	By:	/s/ Greyton Becker
Greyton Becker
Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010, and incorporated herein by this reference.

