Form 10-Q
period 2016-06-30
MINN SHARES INC
filed 2016-08-15
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2016, there were 1,191,348 shares of the registrant’s common stock, par value $0.0001, outstanding.

MINN SHARES INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$249	$17
Prepaid Expenses	150	-
TOTAL ASSETS	$399	$17

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$26,191	$8,527
Due to Globe Resources Group	116,125	113,559
Due to related parties	267,626	245,961
TOTAL CURRENT LIABILITIES	409,942	368,047

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(1,003,684)	(962,171)
TOTAL SHAREHOLDERS’ DEFICIT	(409,543)	(368,030)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$399	$17

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

OPERATING EXPENSES	$12,570	$9,148	$33,632	$22,806

OPERATING LOSS	(12,570)	(9,148)	(33,632)	(22,806)

INTEREST EXPENSE	4,007	3,620	7,881	7,240

NET LOSS	$(16,577)	$(12,768)	$(41,513)	$(30,046)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	$1,191,348	$1,191,348	$1,191,348	$1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(41,513)	$(30,046)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added to due to Globe Resources Group	2,566	2,566
Interest added to due to related parties	5,316	4,674
Changes in operating assets and liabilities:
Prepaid expense	(150)	708
Payables and accrued expenses	17,664	11,101

Net cash used by operating activities	(16,117)	(10,997)

Cash flows from financing activities:
Due to related parties	16,349	18

Net cash provided by financing activities	16,349	18

Net increase (decrease) in cash	232	(10,979)

Cash – beginning of period	17	11,966
Cash – end of period	$249	$987

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2015. The balance sheet at December 31, 2015, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

2. Organization and Significant Accounting Policies

Organization

Minn Shares Inc., a Delaware corporation (the “Company”) was incorporated in the State of Delaware on October 22, 2010 to affect the reincorporation of Minn Shares Inc., a Minnesota corporation (“Minn Shares Minnesota”) in the State of Delaware.

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

June 30, 2016

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

Due to Globe consisted of advances and interest payable to Globe. At June 30, 2016 and December 31, 2015, $116,125 and $113,559, including $13,513 and $10,948, respectively of accrued interest, was owed to Globe. Prior to expiration, the loan bore annual interest at 5%. Interest expense was $1,283 and $1,283 for the three month periods ended June 30, 2016 and 2015, respectively, and $2,566 and $2,566 for the six month periods ended June 30, 2016 and 2015, respectively.

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

5. Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director. At June 30, 2016 and December 31, 2015, $267,626 and $245,961, including $47,762 and $42,446, respectively of accrued interest, is owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $2,723 and $2,337 for the three month period and $5,315 and $4,674 for the six month periods ended June 30, 2016 and 2015, respectively.

6. Income Taxes

At June 30, 2016 the Company had federal net operating loss carry forwards of approximately $733,000 for income tax purposes that expire starting in 2018. The Company’s state net operating loss carry forward started expiring in 2015 and the Company estimates $40,000 of state net operating loss will expire at the end of 2016. As of June 30, 2016 there is approximately $490,000 of state net operating loss carryforwards. The Company established a valuation allowance for the full amount of net deferred tax asset at June 30, 2016 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

We intend to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the last date of the period covered by this report, the Company has $249 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

As of the date of this report, we are in late stage discussions with an entity to consummate a business combination. However, at this time, we are not a party to a binding agreement with such entity and there are no assurances we will be able to complete such business combination in a timely manner, if at all.

Liquidity and Capital Resources

As of June 30, 2016, the Company had assets equal to $399, comprised of cash and prepaid expenses. The Company had assets equal to $17, comprised exclusively of cash, as of December 31, 2015. The Company’s current liabilities as of June 30, 2016, totaled $409,942, comprised of payables, accrued expenses, and amounts due to related parties. This compares to the Company’s total liabilities as of December 31, 2015 of $368,047, comprised of payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net Cash Used in Operating Activities	$(16,117)	(10,997)
Net Cash Provided by Financing Activities	$16,349	18
Net Increase/Decrease in Cash	$232	(10,979)

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

For the three and six months ended June 30, 2016, the Company had a net loss of $16,600 and $42,000, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports and interest expense.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President (principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our President, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to an inherent material weakness in our internal controls over financial reporting due to our status as having a sole officer. However, our President believes that the financial statements included in this report fairly presents, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Changes in Internal Controls

On June 29, 2016, Greyton Becker, the Company’s Chief Financial Officer, Treasurer and a member of the Company’s board of directors and Audit Committee Chair resigned from all of his positions effective immediately. Company does not consider hiring any other staff at this stage cost effective. Accordingly, our sole officer is now responsible for all aspects of the Company’s affairs. Our sole officer anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that he will devote to the Company may vary from week to week or even day to day, and, therefore, the specific amount of time that he will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. These changes are reasonably likely to materially affect, adversely, our internal control over financial reporting.

Other than this change, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN SHARES INC.

Dated: August 15, 2016	By:	/s/ Richard Gilbert
Richard Gilbert
President (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010, and incorporated herein by this reference.

