Form 10-Q
period 2016-09-30
MINN SHARES INC
filed 2016-11-03
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 2, 2016, there were 1,191,348 shares of the registrant’s common stock, par value $0.0001, outstanding.

MINN SHARES INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Minn Shares Inc.

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,377	$17
TOTAL ASSETS	$3,377	$17

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Payables and accrued expenses	$61,781	$8,527
Due to Globe Resources Group	117,407	113,559
Due to related parties	279,950	245,961
Total Current Liabilities	459,138	368,047

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,191,348 shares issued and outstanding	119	119
Additional paid-in-capital	594,022	594,022
Accumulated deficit	(1,049,902)	(962,171)
Total Shareholders’ Deficit	(455,761)	(368,030)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,377	$17

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

OPERATING EXPENSES	$42,130	$3,034	$75,761	$25,840

OPERATING LOSS	(42,130)	(3,034)	(75,761)	(25,840)

INTEREST EXPENSE	4,088	3,716	11,970	10,956

NET LOSS	$(46,218)	$(6,750)	$(87,731)	$(36,796)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,191,348	1,191,348	1,191,348	1,191,348

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.01)	$(0.07)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,731)	$(36,796)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest added due to Globe Resources Group	3,848	3,848
Interest added to due to related parties	8,122	7,107
Changes in operating assets and liabilities:
Prepaid expenses	-	708
Payables and accrued expenses	53,253	-

Net cash used by operating activities	(22,508)	(25,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	25,868	14,018
Net cash provided by financing activities	25,868	14,018

NET (DECREASE) INCREASE IN CASH	3,360	(11,115)
Cash – beginning of period	17	11,966
Cash – end of period	$3,377	$851

The accompanying notes are an integral part of these financial statements.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The Company’s financial statement have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the audited financial statements of the Company for year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.

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

September 30, 2016

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

Due to Globe consisted of advances and interest payable to Globe. At September 30, 2016 and December 31, 2015, $117,407 and $113,559, including $14,796 and $10,948, respectively of accrued interest, was owed to Globe. Prior to expiration, the loan bore annual interest at 5%. Interest expense was $1,282 and $1,282 for the three month and $3,848 and $3,848 for the nine month periods ended September 30, 2016 and 2015, respectively.

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

5.   Due to Related Parties

Due to related parties consisted of advances and expenses paid on behalf of the Company by Paramount Trading, Ltd. (“Paramount”), a company owned by the Company’s current majority shareholder, and the Company’s President and director.  At September 30, 2016 and December 31, 2015, $279,950 and $245,961, including $50,567 and $42,446, respectively of accrued interest, is owed to these related parties. The loans bear annual interest at 5% and are due on demand. Interest expense was $2,806 and $2,433 for the three month and $8,122 and $7,107 for the nine month periods ended September 30, 2016 and 2015, respectively.

Minn Shares Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

6.   Income Taxes

At September 30, 2016 the Company had federal net operating loss carry forwards of approximately $779,000 for income tax purposes that expire starting in 2018. The Company’s state net operating carry forwards started expiring in 2015 and the Company estimates that $40,000 of state net operating loss will expire at the end of 2016. As of September 30, 2016, there is approximately $536,000 of state net operating loss carryforwards.  The Company established a valuation allowance for the full amount of net deferred tax asset at September 30, 2016 because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

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

Corporate History

The Company was incorporated in the State of Delaware on October 22, 2010, to effect the reincorporation (the “Reincorporation”) of Minn Shares Inc., a Minnesota corporation (“Minn Shares Minnesota”) in the State of Delaware. On December 1, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Minn Shares Minnesota, pursuant to which Minn Shares Minnesota was merged with and into the Company.  Pursuant to the Merger Agreement, at the time of the merger, Minn Shares Minnesota ceased to exist and the Company continued as the surviving corporation.  As a result, the Company succeeded to all of the assets, property, rights, privileges, franchises, immunities and powers of Minn Shares Minnesota and assumed all of the duties, liabilities, obligations and restrictions of every kind.  As a result of the Reincorporation, the legal domicile of the Company is the State of Delaware. It has no subsidiaries and the Company selected December 31 as its fiscal year end.  The Company is currently quoted on the OTC Pink marketplace maintained by the OTC Markets Group Inc. under the symbol “MSHS.”

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

The Company, pursuant to SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate-short term earnings. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

We intend to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the last date of the period covered by this report, the Company has $3,377 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2016, the Company had assets equal to $3,377, comprised exclusively of cash. The Company had assets equal to $17, comprised exclusively of cash, as of December 31, 2015. The Company’s current liabilities as of September 30, 2016, totaled $459,138, comprised of payables, accrued expenses, and amounts due to related parties. This compares to the Company’s total liabilities as of December 31, 2015 of $368,047, comprised of payables, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net Cash Used in Operating Activities	$(22,508)	(25,133)
Net Cash Provided by Financing Activities	$25,868	14,018
Net (Decrease) Increase in Cash	$3,360	(11,115)

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

For the three and nine months ended September 30, 2016, the Company had a net loss of $46,218 and $87,731, respectively, comprised of legal, accounting, audit, interest expense and other professional service fees comprised of the preparation and the filing of the Company’s periodic reports and potential business combination expenses.

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

Emerging Growth Company

As an “emerging growth company” under the JOBS Act, the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description

*3.1	Certificated of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN SHARES INC.

Dated: November 2, 2016	By:	/s/ Richard Gilbert
Richard Gilbert
President (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

*3.1	Certificated of Incorporation, as filed with the Delaware Secretary of State on October 22, 2010.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 10, 2010, and incorporated herein by this reference.

