Form 10-K
period 2016-12-31
MINN SHARES INC
filed 2017-04-18
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-54218

Minn Shares Inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1615850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

315 E. Lake St. Suite 301, Wayzata, MN 55391
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 877-973-9191

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $17,217 based on the closing bid price of $.02 per share as reported on the OTC Pink Marketplace.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 7, 2017, there were 325,974 shares of the registrant’s common stock, par value $0.0001, outstanding.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements reflect management’s current view about future events. When used in this report, the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms identify forward-looking statements as they relate to Minn Shares Inc., a Delaware corporation (the “Company,” “Minn Shares,” “we,” “us” or “our”), its subsidiaries or management. The forward-looking statements in this report generally relate to: our growth strategy and potential acquisition candidates, gasoline, diesel, and natural gas prices, management’s expectations regarding market trends and competition in the vehicle fuels industry, government tax credits and other incentives, and environmental and safety considerations.

Forward-looking statements are based on information available to management at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Such statements reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of this report) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include, among other factors:

●	supply, demand, usage and pricing of natural gas, gasoline, diesel and other alternative vehicle fuels;

●	market trends for natural gas and natural gas vehicles;

●	new technologies and improvements to existing technologies in the vehicle fuels markets;

●	management’s conclusions regarding market perceptions of the environmental, economic and safety benefits of natural gas as an alternative fuel source;

●	the availability of federal, state and local grants, rebates, tax credits, and other incentives to promote natural gas usage;

●	the impacts of environmental laws on the vehicle fuels industry; and

●	our ability to grow through the identification and acquisition of existing stations and ancillary businesses serving the natural gas industry.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1. Business.

Minn Shares was incorporated in the State of Delaware on October 22, 2010 to effect the reincorporation (the “Reincorporation”) of Minn Shares Inc., a Minnesota corporation (“Minn Shares Minnesota”), in the State of Delaware. On December 1, 2010 the Company entered into an agreement and plan of merger with Minn Shares Minnesota, pursuant to which Minn Shares Minnesota was merged with and into the Company. Following the merger, Minn Shares Minnesota ceased to exist and the Company assumed all of the rights, liabilities and obligations of Minn Shares Minnesota.

Pursuant to an agreement and plan of securities exchange dated November 22, 2016 (the “Titan Exchange Agreement”), by and among Minn Shares, Titan CNG LLC, a Delaware limited liability company (“Titan”), and the holders of 100% of the outstanding equity interests of Titan, the Company acquired all of the issued and outstanding equity interests of Titan in exchange for 248,481 shares (taking into account the Company’s subsequent 50-for-1 reverse stock split) of the Company’s common stock (the “Titan Share Exchange”). The number of shares of common stock issued in the Titan Share Exchange represented approximately 91.25% of the Company’s total outstanding shares of common stock on a post-transaction basis. Accordingly, the Titan Share Exchange resulted in a change in control of the Company.

The Titan Share Exchange was accounted for as a reverse acquisition transaction. Upon completion of the Titan Share Exchange, the business plan of Titan became the business plan of the Company and all former officers of the Company resigned and were replaced by officers designated by Titan.

On November 23, 2016, the Company and Shock Inc., a Delaware corporation owned by John P. Yeros, Kirk S. Honour and Randy Gilbert (“Shock”), entered into an agreement and plan of merger whereby Shock merged with and into the Company (the “Shock Merger”), the separate corporate existence of Shock ceased, and all issued and outstanding shares of common stock of Shock were converted into 44,899 shares (taking into account the Company’s subsequent 50-for-1 reverse stock split) of the Company’s common stock.

On January 11, 2017, the Company entered into a securities exchange agreement with Environmental Alternative Fuels, LLC, a Delaware limited liability company (“EAF”), EVO CNG, LLC, a Delaware limited liability company and a wholly-owned subsidiary of EAF (“EVO”), Danny R. Cuzick (“Danny Cuzick”), Damon R. Cuzick, Theril H. Lund and Thomas J. Kiley (together with Danny Cuzick, the “EAF Members”). In accordance with the terms of the securities exchange agreement, the Company acquired all of the membership interests of EAF from the EAF Members and, in exchange, issued a promissory note in the principal amount of $3.8 million to Danny Cuzick and convertible promissory notes in the aggregate principal amount of $9.5 million to the EAF Members (the “EAF Share Exchange”).

Before the Titan Share Exchange, the Shock Merger and the EAF Share Exchange (collectively, the “Restructuring”), the Company had no or nominal operations or assets and could be considered a “shell company” as defined under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. The business and operations of Titan, Shock, EAF and EVO prior to the Restructuring currently constitute a substantial majority of the business and operations of Minn Shares. Consequently, the discussion of historical and planned operations in this report focuses, in large part, on the operations of Titan, Shock, EAF and EVO. Following the Restructuring, Minn Shares continues to be a “smaller reporting company” as defined under the Exchange Act.

On April 6, 2017, the Company effected a 50-for-1 reverse stock split of its common stock pursuant to which each 50 shares of issued and outstanding common stock became one share of common stock (the “Reverse Split”). No fractional shares were issued as a result of the Reverse Split. All references to numbers of shares of common stock and per share amounts give retroactive effect to the Reverse Split for all periods presented.

Business Overview

Minn Shares is a holding company for two operating subsidiaries, Titan and EAF, which are engaged in the business of acquiring, building and operating public and private compressed natural gas (“CNG”) fueling stations. Management of Minn Shares believes the market for fueling natural gas vehicles (“NGVs”) and other CNG applications is growing for both environmental and economic reasons and that the CNG industry in general is currently undervalued as a result of the fall in oil prices in 2014 and 2015. Despite oil having traded as low as approximately $30 per barrel and thereby compressing the price advantage natural gas has over gasoline or diesel, the number of gallon equivalents of natural gas sold in the United States in 2015 increased by approximately 25%. Management believes that, while fleet adoption to CNG has slowed relative to pre-2014 levels, the CNG market will continue to grow over the next several years. Our strategy is to acquire existing stations and ancillary businesses serving the CNG industry and to grow organically by constructing public and private CNG stations financed, in large part, by long-term customer contracts. Our management team and board of directors has significant experience in acquiring companies, including businesses in distress, and expects to use its acquisition and capital structure experience as well as its operating expertise to create value in the CNG industry.

Titan

Titan currently owns and operates two CNG fueling stations located at the following addresses:

●	24201 El Toro Road, Lake Forest, California 92630 (“Titan El Toro”); and

●	21865 Copley Drive, Diamond Bar, California 91765 (“Titan Diamond Bar”).

Titan opened its Titan El Toro station in in February 2015 and began operations of its Titan Diamond Bar station under a lease agreement with the State of California South Coast Air Quality Management District (“SCAQMD”) in March 2016. Titan also currently is constructing a private station for Walters Recycling & Refuse in Blaine, Minnesota, which management expects will operate under a seven-year, take-or-pay contract. Management expects the station to commence operations by May 31, 2017.

EAF

EAF was originally organized on March 28, 2012 under the name “Clean-n-Green Alternative Fuels, LLC” in the State of Delaware. Effective May 1, 2012, EAF changed its name to “Environmental Alternative Fuels, LLC.” EVO, EAF’s wholly owned subsidiary, was originally organized in the State of Delaware on April 1, 2013 under the name “EVO Trillium, LLC” and subsequently changed its name to “EVO CNG, LLC” effective March 1, 2016. Together, EAF and EVO operate six compressed natural gas fueling stations located in California, Texas, Arizona and Wisconsin. The fueling stations are located at the following addresses:

●	8301 West Sherman Street, Tolleson, Arizona 85353 (“EAF Tolleson”);

●	7155 South 1st Street, Oak Creek, Wisconsin 53154 (“EAF Oak Creek”);

●	9695 Weichold Road, Converse, Texas 78109 (“EAF San Antonio”);

●	6900 East Rosedale Street, Ft. Worth, Texas 76109 (“EAF Lake Arlington”);

●	3575 Wineville Avenue, Jurupa Valley, California 91752 (“EAF Jurupa Valley”); and

●	5200 East Loop 820 South, Fort Worth, Texas 76112 (“EAF Fort Worth”).

Management has identified several other CNG fueling stations as potential acquisition targets, and both Titan and EAF are actively pursuing a number of acquisition opportunities to expand our network of CNG fueling stations.

Market Overview

Management believes that there is an immediate opportunity to capture market share in the growing U.S. natural gas vehicle fueling market. According to the United States Department of Energy, in January 2017, natural gas was selling at retail in the United States at approximately $2.11 per gas gallon equivalent (“GGE”) while gasoline and diesel were selling for approximately $2.32 and $2.58 per gallon, respectively. Management expects this disparity to remain intact for the foreseeable future, which would create a strong economic incentive for vehicle operators to switch to CNG. In addition, CNG is a significantly cleaner fuel than is gasoline or diesel and creates less engine wear, thereby making its use even more desirable. As of April 2017, there were approximately 950 public CNG stations in the United States based on information published by the Department of Energy, compared to over 127,000 gasoline stations across the country according to the Association for Convenience and Fuel Retailing. The number of total CNG stations has been growing at a compound annual growth rate of 14% since 2009. This creates an obvious growth opportunity in the U.S. as fleets seek to lower operating costs, reduce emissions, and meet sustainability goals.

Management believes that the natural gas industry is ripe for growth in the United States. According to NGV Journal, a natural gas trade publication, as of 2016 there were more than 22.4 million natural gas vehicles in the world. Global usage of natural gas vehicles has grown at a compound annual growth rate of 21.6% for the last decade. The United States currently has approximately 250 million total vehicles in operation, of which approximately 150,000 consist of natural gas vehicles. The United States is home to abundant proven reserves and a low cost of domestically produced natural gas. As a result, management expects the United States to experience rapid growth in the NGV and natural gas industries for the foreseeable future.

Approximately 44 billion gasoline gallon equivalents are consumed by fleet customers in the United States annually. The United States Energy Information Administration’s Annual Energy Outlook 2014 report estimates that the heavy truck market will consume 12 billion diesel gallon equivalents (“DGEs”) annually in the United States by 2040. Natural gas currently represents less than 0.1% of the fuel consumed by the fleet industry, which management views as the largest segment of our current target market.

Traditional natural gas produces up to 21% less greenhouse gases than gasoline and diesel on a well-to-wheels basis according to NGVAmerica, a national organization dedicated to the natural gas vehicle industry. Renewable natural gas can achieve a reduction in greenhouse gases of greater than 100% according to Argonne National Laboratory. At the same time, CNG produces over 90% fewer particulate emissions than diesel according to the Department of Energy. Several municipalities are encouraging the use of natural gas trucks to promote cost savings and quieter, cleaner operations in urban settings.

The United States was the largest producer of natural gas in the world with 324.3 trillion cubic feet of proven reserves at December 31, 2015 and 2015 production of 29.3 trillion cubic feet of natural gas, representing over 20% of the global output according to the U.S. Energy Information Administration. Management expects that corporations and state and local governments in the United States seeking a long-term, reliable, and stably priced transportation fuel source will increasingly look to natural gas as an alternative and viable solution to gasoline and diesel.

Historically, the federal government and numerous state and local governments have offered grants and tax rebates, and have passed regulations promoting the use of natural gas as an alternative vehicle fuel source. In addition, many state and local governments operate natural gas vehicles and have become anchor customers for public CNG stations to promote CNG usage. While the federal Volumetric Excise Tax Credit, which was designed to promote natural gas usage in the United States, expired in December 2016, management expects federal, state and local governments to offer similar tax credits and other incentives moving forward to promote the use of natural gas due to its economic, safety and environmental benefits.

Natural gas is considered safer than petroleum products because natural gas dissipates into the air when spilled, which significantly reduces the risk of fire caused by spilled fuel. Natural gas ignites at very high temperatures and a very narrow oxygen concentration band, making it less ignitable than gasoline. Also, CNG poses a lesser threat of soil or groundwater contamination as it is stored in above-ground tanks.

The United States has a robust natural gas distribution infrastructure that supplies gas to consumers for purposes of home heating and electrical power generation. Large-diameter, high-pressure gas lines provide natural gas throughout most parts of the country. While pipelines are in place, there are still very few retail CNG fueling stations. California is the current industry leader in developing CNG stations as part of its clean air initiative. However, as of October 2016 there were only approximately 950 public CNG stations and approximately 800 private stations in the United States.

Management believes the opportunity for natural gas as a vehicle fuel source is sustainable and growing in the United States. In particular, fleets, especially those operated by large corporations, are continuing to convert vehicles to run on natural gas as opposed to gasoline or diesel for both environmental and economic reasons. We believe that these trends will continue for the foreseeable future.

Competition

The vehicle fuels market is highly competitive and in a state of rapid development. As a smaller provider of alternative vehicle fuels, we face numerous barriers to market entry. We compete directly with other operators of CNG fueling stations and indirectly with gasoline, diesel and other alternative vehicle fuels markets, including but not limited to ethanol, biodiesel, LNG, hydrogen, hybrid and electric vehicle markets. Gasoline and diesel producers and providers own a vast majority of the market share of the vehicle fuels industry. New developments and improvements to existing technologies continue to create volatility in the alternative fuels markets. Many of our competitors in the gasoline, diesel, and alternative fuels industries have access to greater financial and other resources than Minn Shares. Demand for natural gas in the vehicle fuels industry is subject to price considerations, reliability, availability, convenience and accessibility, environmental considerations, government incentive programs, and safety considerations, among other factors.

We compete directly with both private and public operators of CNG fueling stations. The private market for CNG fueling solutions is currently served by a few larger operators and a number of smaller operators with a few stations. The following are the primary competitors of Minn Shares serving the CNG market:

●	Large competitors, including Clean Energy, TruStar, Love’s Travel Stops (formerly Trillium), and U.S. Gain;

●	Smaller competitors, including CNG 4 America, Questar Fueling, Clean N’ Green, IGS CNG Services, Freedom CNG, Sparq, and Piedmont Natural Gas; and

●	Public operators of CNG fueling stations, including state and local governments.

Strategy

Our goal is to capitalize on the current and anticipated growth in the use of natural gas vehicle fuels and to advance our leadership position in the vehicle fuels market. To achieve this end, we are pursuing the following strategies:

●	Acquire existing CNG stations. Minn Shares intends to identify, analyze, and acquire CNG fueling stations, with a particular focus on stations in the Midwest, West and Southwest regions of the United States. We will seek to acquire CNG fueling stations that have demonstrated or anticipated above-average sales growth and profit potential. Management analyzes potential acquisition targets based on a set of assessment criteria, which includes the following factors:

●	demographic markets and geographic suitability;

●	status of station performance;

●	potential upside in performance improvement;

●	sales efficiency processes and resources; and

●	service market penetration opportunity.

As we identify specific acquisition targets, management will analyze each targeted CNG station to determine if it is a suitable acquisition target. If we determine that a potential target meets our criteria, then we will move toward more formal discussions with the target’s ownership. Once negotiations are completed and acquisition documents, including any financing documents, are finalized, we will complete the transaction and begin to implement our operating plans with respect to the acquired station.

●	Open public stations on the back of anchor fleet customers. We target high-volume fleet customers such as public transit, refuse haulers, regional trucking companies, vehicle fleets that serve airports and seaports and large national companies with distribution and service vehicles. For example, the Titan Diamond Bar station serves the SCAQMD as an anchor customer.

●	Open private stations serving fleets under take-or-pay contracts. We intend to leverage our expertise in building and operating CNG stations by serving fleet customers that wish to have their own private station to fuel vehicles overnight using a time-fill system and during the day with a fast-fill capability. The Walters Recycling & Refuse station is being built solely for Walters’ use, and Walters has agreed to purchase a minimum of 144,000 GGEs of fuel from us per year under a seven year contract.

●	Emphasize superior customer service. We work closely with our customers to understand their specific needs and provide relevant solutions.

Our Target Customers

We target corporate and government fleet customers. Our initial focus is on fleet customers with vehicles that run the same or similar routes each day. We believe that these customers will benefit most immediately from the economic advantages available through CNG usage. Specific types of fleets targeted are:

Corporate Fleets:

Class 8 Truck Fleets: Management believes the largest market for CNG is in the Class 8 truck market. Class 8 trucks use more fuel than any other class of vehicle. With more and more trucking operators running dedicated routes for shippers, the Class 8 market will make the biggest impact on adoption of CNG.

Waste Haulers: Management believes that waste haulers are a natural target market for CNG. A typical garbage truck has a fuel economy of two to three miles per gallon and returns to its base each day, making the base a logical location for a CNG fueling station. Republic Services and Waste Management, the two largest refuse fleet operators in the United States, have both converted significant portions of their fleets to natural gas.

Oilfield Service Fleets: Oilfield service truck fleets operate in an out-and-back model that we believe is well-suited for a home depot refueling option.

Local Day Job Fleets: We believe that local jobbers that are high mileage users in a defined location represent an excellent target market.

Airport Shuttle Buses: Shuttle bus fleets can leverage common infrastructure around an airport and off-the-shelf engine conversion options.

Government Fleets:

City Buses: Many municipalities, such as Los Angeles, California operate buses that run on CNG.

Municipal Trash Haulers: The same opportunity exists here as for corporate fleets.

Other Government Fleets: Federal, state and local governments operate a wide range of fleet vehicles and could benefit from the economic and environmental advantages of NGVs.

Tax Rebate Opportunity

Historically, the federal government offered a Volumetric Excise Tax Credit (“VETC”) enabling the Company to receive a tax credit of $.50 per GGE of CNG sold for vehicle fuel use. The VETC was first offered on October 1, 2006 and expired December 31, 2016. Although we previously availed ourselves of the VETC, our business is not dependent on tax credits, grants, or other incentives from federal, state or local governments. However, when available, we plan to pursue actively federal and state tax credits and other incentives to lower development and operating costs.

Principal Customers & Suppliers

When assessing prospective locations for new CNG fueling stations, we often target high-volume fleet operators to serve as anchor customers at the stations. Once an anchor-customer relationship has been established, we typically seek to minimize construction and sourcing costs by tapping into existing natural gas pipeline infrastructure to supply the customer’s CNG needs. Consequently, we often have a principal customer at our CNG fueling stations.

Titan El Toro. The Titan El Toro fueling station does not have an anchor customer, but rather serves a variety of retail customers including AT&T vans, waste haulers, school buses, taxis and commuters.

Titan Diamond Bar. The Titan Diamond Bar station was constructed primarily to meet the fueling needs of the SCAQMD (State of California South Coast Air Quality Management District). However, the station services existing and new retail customers as well.

Titan Blaine. Once operational, management expects Titan’s new facility in Blaine, Minnesota to service the CNG demands of Walters Recycling & Refuse.

EAF Tolleson. Our primary customers at the EAF Tolleson station are Swift Transportation Co. (“Swift”) and Frito Lay. EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting the station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to be ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $70,565 minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $510,763, which amount decreases each year during the term of the agreement and was equal to $306,458 as of December 31, 2016.

EAF Oak Creek. EAF entered into a fuel purchase agreement dated January 11, 2013 with Sheehy Mail Contractors, Inc. (“Sheehy”) to sell CNG to Sheehy at its EAF Oak Creek fueling station, which opened in December of 2013, at agreed upon prices set forth in the agreement. The initial four-year term expires in December 2018, but management expects to extend the term of the agreement. Integrys Energy Services – Natural Gas, LLC agreed to supply natural gas to the station pursuant to a master retail gas sales agreement with EVO dated November 1, 2013 and a related confirmation agreement dated January 27, 2015. The initial term of the agreement with Integrys Energy Services – Natural Gas, LLC expires February 2019.

EAF Jurupa Valley. Our principal customer at the EAF Jurupa Valley station is Swift. Swift owns the real estate underlying the EAF Jurupa Valley station and leases the property to EVO pursuant to an oral month-to-month lease agreement. Under the terms of the lease agreement, EVO agreed to construct a CNG fueling station and to make provisions for the installation of a natural gas supply line to the property in order to meet Swift’s CNG fueling needs. EVO entered into a line extension contract dated April 3, 2014 with Southern California Gas Company to serve as the supplier of CNG to the station. Southern California Gas Company agreed to install a pipeline connecting its existing infrastructure to the northwest border of the EAF Jurupa Valley property at no cost to EVO or Swift, provided that at least 2.4 million DGE is pumped in any 12-month period during the first three years of operation. EVO agreed to pay $290,000 for installation of a pipeline across the property to connect the fueling station to the new line laid by Southern California Gas Company.

EAF San Antonio. EAF entered into an agreement with Central Freight Lines, Inc. (“Central Freight”) to sell CNG to Central Freight at the EAF San Antonio station at agreed upon prices set forth in the agreement. The agreement has an initial term of five years expiring September 2018. To meet Central Freight’s CNG needs, EAF entered into a natural gas service and pipeline agreement dated November 12, 2014 with LDC, llc (“LDC”), pursuant to which LDC agreed to construct a pipeline and deliver natural gas to EAF at the station. EAF agreed that LDC will be its exclusive supplier of natural gas at the facility.

EAF Fort Worth. Central Freight is also our principal customer at the EAF Fort Worth Facility. The fuel purchase agreement for the EAF Fort Worth station has an initial four-year term expiring April 2019, and EAF agreed to supply CNG to Central Freight at agreed upon prices set forth in the fuel purchase agreement.

EAF Lake Arlington. EAF Lake Arlington is a station that management believes is positioned to provide excellent virtual pipeline opportunities. It is in a highly industrialized area and management believes that there is great potential to be able to use the station to transport natural gas to customers that may not be able to get natural gas at their facilities due to pipeline constraints.

Government Regulation and Environmental Matters

We are subject to regulation under federal, state and local laws related to permitting and licensing, environmental health, accidental release prevention, above-ground storage tanks, hazardous waste and hazardous materials, and station design, among other subject areas. Management believes the Company is in material compliance with all regulatory and environmental compliance requirements. Regulatory compliance costs are difficult to estimate but historically have not had a material effect on our capital expenditures, earnings or competitive position.

Employees

We currently have three full-time employees. Refer to the discussion under the headings “Executive Officers” and “Executive Compensation” in our proxy or information statement for the 2017 Annual Stockholder Meeting for biographical and compensation information about our employees.

Item 1A. Risk Factors.

Investing in the Company’s common stock involves a high degree of risk. In addition to the other information set forth in this annual report on Form 10-K, you should carefully consider the factors discussed below when considering an investment in our capital stock. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations and financial condition could suffer significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Risks Related to the Company

We have a limited operating history on which to base an investment decision.

Titan was organized in 2012 and opened its first CNG station in February 2015. EAF was organized on March 28, 2012 and opened its first CNG station in December 2013. Thus, we are subject to all the risks associated with any business enterprise with a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of operation, especially in a relatively nascent and capital intensive industry such as ours. We have a limited operating history for you to consider in evaluating our business and prospects. When evaluating our business and prospects, you must consider the risks, expenses and difficulties that we may encounter as a young company in a rapidly evolving consumer market. These risks include, but are not limited to:

●	we need to develop, protect and market our CNG stations/services successfully;

●	we need to implement and successfully execute our sales and marketing strategies;

●	we need to manage our rapidly developing and changing operations;

●	we may require additional capital to acquire or develop additional CNG stations;

●	fleet and consumer vehicle preferences are subject to change; and

●	we need to recruit, build, retain and manage a larger management team.

We will need substantial additional capital to fund our growth plans and operate our business.

We require substantial additional capital to fund our planned marketing and sales activities, to achieve profitability and to otherwise execute on our business plan. The most likely sources of such additional capital include private placements and public offerings of shares of our capital stock, including shares of our common stock or securities convertible into or exchangeable for our common stock, debt financing or funds from potential strategic transactions. We may seek additional capital from available sources, which may include hedge funds, private equity funds, venture capitalists, lenders/banks and other financial institutions, as well as additional private placements. Any financings in which we sell shares of our capital stock will likely be dilutive to our current stockholders. If we raise additional capital by incurring debt a portion of our cash flow would have to be dedicated to the payment of principal and interest on such indebtedness. In addition, typical loan agreements also might contain restrictive covenants that may impair our operating flexibility. Such loan agreements, loans, or debentures would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of our stockholders. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, operating results or financial condition.

Our ability to raise additional capital may depend in part on our success in meeting station development, sales and marketing goals. We currently have no committed sources of additional capital and there is no assurance that additional financing will be available in the amounts or at the times required, or if it is, on terms acceptable or favorable to us. If we are unable to obtain additional financing when and if needed, our business will be materially impacted and you may lose the value of your entire investment.

If we do not obtain sufficient additional capital or generate substantial revenue, we may be unable to pursue our objectives. This raises doubt related to our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended December 31, 2016, indicating that our accumulated deficit raises doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we might be unable to continue as a going concern. This could significantly reduce the value of our investors’ investment in the Company.

We may incur significant costs to comply with public company reporting requirements and other costs associated with being a public company.

We may incur significant costs associated with our public company reporting requirements and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. As a public company, we are required to comply with rules and regulations of the SEC, including expanded disclosure and more complex accounting rules. We will need to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff to enable us to comply with these reporting requirements. These costs could have an adverse effect on our financial condition and limit our ability to realize our objectives.

We may not be able to meet the internal control reporting requirements imposed by the SEC.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. If we are unable to timely comply with all of these requirements, potential investors might deem our financial statements to be unreliable and our ability to obtain additional capital could suffer.

In planning and performing its audit of the consolidated financial statements of the Company as of December 31, 2016, EKS&H LLP, the independent registered public accounting firm of the Company, identified a number of deficiencies in internal control that it considered to be material weaknesses and other deficiencies that it considered to be significant deficiencies. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. As a result, we will be required to expend significant resources to develop the necessary documentation and testing procedures required by Section 404, and there is a risk that we will not comply with all of the necessary requirements. If we cannot remediate the material weaknesses in internal controls identified by our current and former independent registered public accounting firms or if we identify additional material weaknesses in internal controls that cannot be remediated in a timely manner, investors and others with whom we do business may lose confidence in the reliability of our financial statements, and in our ability to obtain equity or debt financing could suffer.

Our business faces intense competition.

There are numerous other companies that presently compete with us in the CNG fleet fueling station market, such as Clean Energy Fuels, Trillium, TruStar and U.S. Gain amongst others. Many of the companies that compete or may compete with us have greater market exposure, personnel, and financial resources than we do. We also face competition in many of the markets where we operate or intend to operate from natural gas utilities that operate public CNG stations. These utilities have a lower cost of capital and easier access to natural gas lines than we do. There can be no assurance that the Company’s plans for marketing our services will be successful, or that the Company will maintain or grow its share of the highly competitive CNG fleet fueling market.

Our near-term results of operations are dependent on sales from our existing CNG stations.

Our near-term financial success and revenue will result entirely from marketing our services at our existing CNG stations, which will generate all of our near-term net sales. Thus, our financial performance remains dependent on these stations’ success. We may not be able to complete the development of the Titan Blaine Station for economic or other reasons, which would make us more dependent on our existing locations going forward.

We partially funded the construction of certain of our fueling stations using grant funds that we are required to repay if we do not satisfy certain operational metrics.

Titan received grants in the amount of $450,000 in 2013 from the California Energy Commission (“CEC”) to provide funds to assist in the construction and equipping of our Titan El Toro station. We used the grant funds to complete the construction of our Titan El Toro station as contemplated in the grant agreement. The project was completed by an affiliate of the Company, as defined in the grant agreement. The grant proceeds are subject to repayment if we do not satisfy certain operational metrics contained in the grant agreement through September 2018. We believe that we can satisfy these objectives, although we cannot provide assurance that we will succeed in satisfying them. In addition, the use of an affiliate of the Company on the project could be construed as requiring an amendment to the grant agreement or consent from the CEC, neither of which has been obtained by the Company. Our financial condition could be materially adversely affected if we are required to repay the grant proceeds that we used to construct our Titan El Toro station. In addition, EVO received grants in the amounts of $400,000 and $100,000 to assist in the construction and equipping of our EAF San Antonio and EAF Fort Worth stations, respectively. The grants must be repaid if EVO sells, transfers, destroys or otherwise loses title, possession, ownership or control of the equipment funded with the grants during the terms of the respective grant agreements.

Many of the key personnel on which we depend to operate our company provide their services to us on a part-time basis and have other business or employment obligations.

Our ability to execute our business plans and objectives depends, in large part, on our ability to attract and retain qualified personnel. Competition for personnel is intense and there can be no assurance that we will be able to attract and retain personnel. In particular, we are presently dependent upon the services of our management team and founder members, most of whom are part-time. John Yeros, chief executive officer, Damon Cuzick, chief operating officer, and Kirk Honour, president, are the only full-time members of our management team. Our inability to utilize their services could have an adverse effect on us and there would likely be a difficult transition period in finding replacements for any of them. The execution of our strategic plan will place increasing demands on our management and operations. There can be no assurance that we will be able to effectually manage any expansion of our business. Management’s inability to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We are controlled by our current executive officers, directors and principal stockholders.

Our executive officers, directors and principal stockholders beneficially own a substantial majority of our outstanding common stock. Accordingly, our executive officers, directors and principal stockholders will have the ability to exert substantial influence over our business affairs, including electing directors, appointing officers, determining officers’ compensation, issuing additional equity securities or incurring additional debt, effecting or preventing a merger, sale of assets or other corporate transaction and amending our articles of incorporation.

We may not successfully manage our planned growth.

We plan on expanding our business through developing additional CNG refueling facilities. Any expansion of operations we may undertake will entail risks and such actions may involve specific operational activities that may negatively impact our profitability. Consequently, investors must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to us at that time, and (ii) management of such expanded operations may divert management’s attention and resources away from its existing operations. These factors may have a material adverse effect on our present and prospective business activities.

Our business is dependent on fluctuating oil prices and general U.S. economic conditions.

Demand for our products is dependent on fluctuating oil prices. Generally, if the price of oil is high, then we expect more demand for CNG, which costs less than gasoline or diesel fuels derived from oil. On the other hand, if oil prices are lower, then we expect that potential users of CNG may feel less compelled to use CNG-fueled vehicles, lowering demand for CNG. Several economic and other factors can cause fluctuations in the price of oil, such as economic recession, inflation, unemployment and interest rates. Such changing conditions could reduce demand in the marketplace for our services. We have no control over these macroeconomic trends or the price of crude oil. Moreover, our operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, partner requirements, competitive pricing, debt service and principal reduction payments and general U.S. economic conditions. Consequently, our revenues may vary by quarter, and our operating results may experience resulting fluctuations that may be material.

RISKS RELATED TO THE CNG INDUSTRY

Our success depends on the continued adoption of natural gas as a vehicle fuel.

We solely serve operators of natural gas vehicles. Our business model is predicated on the continued purchase of natural gas by existing customers and on the expectation that fleets and other customers will operate more vehicles on natural gas in the future and that new customers will come to our public stations in the future. In the event that demand for CNG does not increase, or even decreases, we will be unlikely to achieve our forecasted results. Reasons for a decrease in demand for CNG could include significant decreases in oil prices or increases in natural gas prices, changes in regulations, alternative technologies being deemed as superior, lack of availability of NGVs and engines for conversion, lack of availability of vehicle servicing and a reduction in the number of CNG stations in the U.S.

There are a limited number of original manufacturers producing NGVs and NGV fuel tanks, which limits our customer base and sales.

There are a limited number of original equipment manufacturers of NGVs and the engines, fuel tanks and other equipment required to upfit a gasoline or diesel engine to run on natural gas. In the past, manufactures of NGVs have entered the market and then stopped production of NGVs. If existing customers are unable to replace their natural gas vehicles or new customers are unable to obtain NGVs, our business will be adversely affected.

Our business is dependent on Class 8 truck use of CNG continuing to develop, which might not happen.

We believe the execution of our strategy is dependent on the development of a meaningful market in the U.S. for heavy-duty natural-gas trucks. Natural gas equipment manufacturers may not produce engines or tanks in the quantities we expect and Class 8 fleet operators may not adopt CNG as rapidly as we expect. If this were to occur, our results would be negatively impacted.

Government incentives promoting CNG may be reduced or eliminated.

We received state government grants to assist us in building our Titan El Toro, EAF San Antonio and EAF Fort Worth stations and many of our customers received tax incentives to offset part or all of the additional up front cost to acquire NGVs or convert vehicles to run on natural gas. In addition, many states offer waivers on vehicle weight to allow for NGVs to operate. These and other incentives may not continue. The federal government’s VETC tax credit program expired December 31, 2016. If the VETC tax credit program is not renewed or if other government incentives are discontinued, our business may be adversely affected.

Improvements in technologies relating to gasoline and diesel emission reduction or in electric vehicle power could reduce NGV demand.

We believe that our customers operate NGVs in part due to the lower emissions relative to gasoline and diesel, yet higher power relative to electric or other alternative fuel vehicles. In the event that technologies are developed that either reduce the emissions in gasoline and diesel powered vehicles or improve the operating capabilities of electric, solar, or other alternative fuel technology vehicles, the demand for NGVs could be significantly reduced. Any such reduction in the demand for NGVs will adversely affect our financial performance.

Our station development could be delayed or have cost overruns due to permitting processes or lack of availability of suitable properties.

We rely on acquiring or leasing suitable properties on which to build our CNG stations. In addition, we are required to obtain a number of permits from various government agencies in order to build and operate our stations. Any inability to find suitable properties in a timely manner and with the right value proposition, or a delay in permitting or a requirement to change our architectural and engineering plans to obtain permits could adversely affect our business.

Breaches in information technology security could harm our business.

In the event that our networks and data are compromised by hackers or other external threats, our ability to operate our business could be harmed. In addition, if our customer data is stolen, we may lose customers. In any such event or related event, our business could be materially harmed or damaged.

Government customers could be subject to reduced funding or a change in mission.

We serve the State of California South Coast Air Quality Management District (“SCAQMD”) as a customer at our Titan Diamond Bar station, and will continue to seek long-term CNG contracts with various federal, state and local government entities. If these government agencies no longer receive funding or there is a change in their mission, we may lose them as customers which may adversely affect our business.

CNG stations could experience safety issues.

Our stations operate under high pressure and could potentially explode or catch on fire and cause death or injury. If this were to occur, we could face liabilities that could negatively impact our business.

Our business is subject to various government regulations that could change in a way that harms our business.

Various aspects of our business are regulated by a variety of federal, state and local government agencies. Compliance with these regulations is difficult and costly. In addition, these regulations change frequently and may become more onerous or costly to comply with. Our failure to comply with these regulations or adjust to regulatory changes could result in costly monetary penalties or prohibit us from providing services to government entities, either of which would negatively impact our business.

Risks Related to Our Securities

Because we were considered to be a shell company under applicable securities rules, investors might not be able to rely on the resale exemption provided by Rule 144 of the Securities Act and might therefore be unable to resell their shares.

We were considered to be a “shell company” under Rule 405 of Regulation C of the Securities Act. A "shell company" is a company with either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. Pursuant to Rule 144, one year must elapse from the time a company ceases to be a “shell company” before a restricted shareholder can resell their holdings in reliance on Rule 144. Under Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As a result, our investors are not allowed to rely on Rule 144 of the Securities Act for a period of one year from the filing date of our Current Report on Form 8-K filed with the SEC on November 29, 2016. Because investors may not be able to rely on an exemption for the resale of their shares other than Rule 144, and there is no guarantee that we will continue to file all reports and material required to be filed under applicable rules and regulations of the SEC, they may not be able to re-sell their shares in the future.

There is no established trading market for our common stock, and our stockholders may be unable to sell their shares.

There is no established market, private or public, for any of our securities and there can be no assurance that a trading market will ever develop or, if developed, that it will be maintained. There can be no assurance that the Company’s stockholders will ever be able to resell their shares.

Our common stock is subject to the “penny stock” rules of the SEC, which restrict transactions in our stock and may reduce the value of an investment in our stock.

Our common stock is currently regarded as a “penny stock” because our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States and our common stock has a market price less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for our common stock and may severely and adversely affect the ability of broker-dealers to sell our common stock.

We have never paid and do not expect to pay cash dividends on our shares.

We have never paid cash dividends, and we anticipate that any future profits received from operations will be retained for operations. We do not anticipate the payment of cash dividends on our capital stock in the foreseeable future and any decision to pay dividends will depend upon our profitability, available cash and other factors. Therefore, no assurance can be given that there will ever be any cash dividend or distribution in the future. See “Dividend Policy.”

We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in us and which may dilute our share value.

Our certificate of incorporation authorizes the issuance of 110,000,000 shares consisting of: (i) 100,000,000 shares of common stock, par value $0.0001 per share; and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share. The future issuance of all or part of our remaining authorized common stock or preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

The Company’s certificate of incorporation permits the board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring the Company in a manner that might result in a premium price to the Company’s stockholders.

The Company’s board of directors, without any action by the Company’s stockholders, may amend the Company’s certificate of incorporation from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that the Company has authority to issue. The board of directors may also classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any class or series of stock. Thus, the board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of the Company’s common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of the Company’s common stock.

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, Minn Shares is not required to provide disclosure under this item.

Item 2. Properties.

Minn Shares does not currently have a physical office location, but rather utilizes the office space and equipment of its management at no cost to the Company. Management estimates such amounts to be immaterial. Through its subsidiaries, Titan and EAF, Minn Shares owns and operates eight natural gas fueling stations located in California, Texas, Arizona and Wisconsin.

Titan

Titan operates two fueling stations—Titan El Toro and Titan Diamond Bar—located in California and currently has one additional station under construction in Blaine, Minnesota.

Titan El Toro. Titan opened the Titan El Toro fueling station in February 2015. The station is located conveniently off of Interstate 5 on El Toro Road in Lake Forest, California and features a high fill rate compressor with four dispensers. The station serves a variety of retail customers including AT&T vans, waste haulers, school buses, taxis and commuters. We received $450,000 from the State of California in the form of grants to assist with the development of the station, which was constructed at a total cost of approximately $2 million.

Titan leases the property for the Titan El Toro station pursuant to a lease agreement dated February 24, 2014 between Titan and Grace Whisler Trust and Whisler Holdings LLC. The lease covers approximately 17,550 rentable square feet and has an initial 5-year term that commenced in July 2014 and expires in February 2019. The lease contains one renewal option for sixty months and a base rent ranging from $10,000 to $11,604 per month through the term of the lease. In addition, the lease requires us to pay certain maintenance and operating expenses, including all costs to maintain and repair the roof and structure of the building.

Titam Diamond Bar. Titan began operating the Titan Diamond Bar station in March 2016. The station is currently fueling 10,000 GGEs per month. The SCAQMD is an ongoing customer, and we serve existing and new retail customers as well. The location of this station is about 30 minutes away from Titan El Toro.

Titan leases the property for the Titan Diamond Bar station pursuant to a lease agreement effective December 13, 2015 between the SCAQMD and Titan Diamond Bar LLC, a wholly-owned subsidiary of Titan. The lease covers approximately 10,000 rentable square feet and has an initial 5-year term that commenced in December 2015 and expires in December 2020. The lease provides for a base rent of $1 for the entire term of the lease, and the SCAQMD has the right to extend the lease for a period not to exceed five years commencing January 1, 2021. Pursuant to the lease, Titan Diamond Bar LLC supplies the SCAQMD with CNG based on actual costs of CNG fuel, including costs for natural gas and electricity, federal and state of California excise taxes plus a fixed fee not to exceed $0.50 per gas gallon equivalent (“GGE”).

Titan Blaine. Titan has one additional station under development in Blaine, Minnesota that will serve Walters Recycling & Sanitation as an anchor customer. Management expects the station to commence operations by May 31, 2017.

EAF

EAF, through its wholly owned subsidiary, EVO, operates six natural gas fueling stations located in California, Texas, Arizona and Wisconsin. EAF owns the real property at the EAF Tolleson, EAF Oak Creek, EAF San Antonio and EAF Lake Arlington stations and leases the properties to EVO under the terms of oral leases for one-time payments of $1.00. The EAF Tolleson, EAF Oak Creek, EAF San Antonio and EAF Lake Arlington properties are each subject to two mortgages related to the Convertible Notes and the Senior Promissory Note as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The property underlying the EAF Jurupa Valley and EAF Fort Worth stations is leased by EVO from third parties.

EAF Jurupa Valley. EVO leases the property for the Jurupa Valley station from Swift Transportation Co. under the terms of a month-to-month oral lease for a one-time payment of $1.00.

EAF Fort Worth. EVO leases the property for the EAF Fort Worth station from Central Freight under a lease agreement with an initial 10-year term expiring December 2023. Base rent payable by EVO for the initial term consists of a one-time payment equal to $1. Under the terms of the lease, EVO agreed to install and maintain at its own cost a natural gas fuel line, compressors, operating equipment, storage tanks, dispensers and any other equipment necessary to supply the CNG fueling needs of fleet vehicles owned by Central Freight.

We believe all of our properties are suitable and adequate for current operating needs.

Item 3. Legal Proceedings.

There are presently no material pending legal proceedings to which Minn Shares or any of its subsidiaries or any executive officer, director, owner of record or beneficial owner of more than five percent of any class of voting securities of Minn Shares, or any of their associates is a party or as to which any of their property is subject, and no such proceedings are known to Minn Shares to be threatened or contemplated against them.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share. Minn Shares common stock trades under the symbol “MSHS” on the OTC Pink Marketplace maintained by the OTC Markets Group Inc.

The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of Minn Shares common stock as reported on the OTC Pink Marketplace, all adjusted to account for the Reverse Split. Such quotations reflect inter-dealer quotations without retail mark-up, markdowns or commissions, and may not necessarily represent actual transactions. Trading in stocks quoted on the OTC Pink Marketplace is often limited and characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. Bid quotations for shares of Minn Shares common stock have been limited historically, and we cannot assure you that an active trading market for Minn Shares common stock will develop in the future.

	High	Low

Fiscal Year Ended December 31, 2015

First Quarter	$8.00	$0.50
Second Quarter	$5.00	$2.00
Third Quarter	$5.00	$2.50
Fourth Quarter	$2.50	$2.50

Fiscal Year Ended December 31, 2016

First Quarter	$2.50	$2.50
Second Quarter	$6.00	$1.00
Third Quarter	$3.00	$1.00
Fourth Quarter	$48.00	$2.00

As of April 7, 2017, there were approximately 175 holders of record of our common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company has not yet issued any of the preferred stock.

Dividend Policy

Minn Shares has not paid any cash dividends since inception and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a smaller reporting company, Minn Shares is not required to provide disclosure under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward-Looking Information

This report contains forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Background and Recent Developments

Minn Shares Inc., a Delaware corporation (“Minn Shares”), was incorporated in the State of Delaware on October 22, 2010. Since December 2001, Minn Shares has not engaged in any business activities other than for the purpose of collecting and distributing its assets, paying, satisfying and discharging any existing debts and obligations and doing other acts required to liquidate and wind up its business and affairs. The business purpose of the Company was to seek the acquisition of or merger with an existing company.

Securities Exchange with Titan CNG

On November 22, 2016, Minn Shares, Titan CNG LLC (“Titan,” and together with Minn Shares, “we,” “us,” “our” or the “Company”) and the members of Titan entered into a securities exchange agreement, which closed on the same date.

As the result of the Titan securities exchange, which was accounted for as a reverse acquisition, a discussion of the past financial results of Minn Shares is not pertinent, and the historical financial results of Titan, the accounting acquirer, prior to the securities exchange are considered the historical financial results of the Company.

The following discussion highlights our plan of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. The following discussion and analysis are based on Titan’s financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The discussion should be read in conjunction with our audited financial statements and related notes and the other financial information included elsewhere in this Annual Report.

General Overview

Titan was formed in July 2012 and is the parent company of the wholly owned subsidiaries Titan Blaine, LLC (“Blaine”), formed in 2015, Titan Diamond Bar LLC (“Diamond Bar”), formed in 2015, and Titan El Toro LLC (“El Toro”), which was formed in 2013 and fully acquired in 2016. Titan is a natural gas vehicle (“NGV”) fueling company based in Wayzata, Minnesota. Titan was established to take advantage of the growing U.S. demand for natural gas as a vehicle fuel source. We acquire, build and operate public and private compressed natural gas (“CNG”) filling stations. During February 2015 Titan opened its first station, Titan El Toro, in Lake Forest, California. In March 2016 Titan assumed ownership of a CNG station from the State of California South Coast Air Quality Management District (“SCAQMD”) in Diamond Bar, California. We intend to upgrade the capability of this facility and expand it beyond its current client base. We are also investing in the construction and operation of a private station for Walters Recycling & Refuse in Blaine, Minnesota.

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the vehicle fuels industry.  As of March 31, 2017 the Company has closed one acquisition which was financed through approximately $13.6 million of debt of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date.  As of December 31, 2016, the Company has a working capital deficit of approximately $2.5 million which management anticipates rectifying with additional public or private offerings. The Company also is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Sources of Revenue

Titan was founded in 2012 and for the first four years only had management fee revenues. Beginning in 2016 Titan generated revenues from CNG stations El Toro and Diamond Bar.

Investments in Affiliates

Titan was invested in an affiliate through January 1, 2016. The investment was recorded using the equity method of accounting with Titan’s proportionate share of net income or loss of the investee included as a separate line item in the statements of operation. The Company ordinarily would discontinue applying the equity method once the investment (and net advances) were reduced to zero, however Titan is committed to provide further financial support for the investee and through the guarantee of substantially all the assets of the Company by a Small Business Administration (“SBA”) note. The affiliate was the following:

1.

El Toro, of which Titan currently owns 100% and from El Toro’s formation in 2013 until January 1, 2016, owned 20%. El Toro is located in California and is an unmanned CNG station. Titan’s investment at December 31, 2015 was ($214,365).

Key Trends

In general, CNG has become the primary alternative fueling choice for truck and bus fleets operating in the $134 billion fleet fueling market. Natural gas is sold on a gas gallon equivalent (“GGE”) basis and as of July 2016 is selling at an average price nationally of $2.05 per GGE versus average prices of gasoline and diesel of $2.24 and $2.38 per gallon, respectively, in October 2016. Fleets operating under long term fueling contracts, which represent a large part of the natural gas vehicle fueling market, are paying under $2.00 per GGE. We expect this price advantage to remain intact for the foreseeable future, which creates a strong economic incentive for vehicle operators to switch to CNG. In addition, CNG is a significantly cleaner fuel than is gasoline or diesel. With increased focus on the environment, the benefits from natural gas powered vehicles have an immediate positive impact on the issues of air quality, U.S. energy security and public health. Using renewable CNG can result in greater than 95% less greenhouse gases than traditional petroleum products. And because CNG fuel systems are completely sealed, CNG vehicles produce no evaporative emissions, which are a common hazard when using liquid fuel. Also, CNG creates less engine wear, thereby making its use even more desirable. As of October 2016, there are fewer than 1,000 public CNG stations in the United States, compared to over 124,000 gasoline stations across the country. According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States increased by approximately 45% during the period from January 1, 2012 through December 31, 2015, with the number of total CNG stations growing at a compound annual growth rate of 14% since 2009.

During 2015 and 2016, lower oil prices decreased the pricing advantage of CNG compared to diesel and gasoline. As a result, the adoption of natural gas as a fuel choice for fleets has slowed relative to previous periods, especially amongst smaller fleets. However, this impact is partially offset by a general decrease in the cost of natural gas as well as ongoing adoption of new CNG trucks by larger fleets. In addition, public companies and municipalities in particular are continuing to adopt the use of CNG as a vehicle fuel source for environmental reasons.

The natural gas vehicle industry is the beneficiary of federal and state incentives promoting the use of natural gas as a vehicle fuel choice. Titan received $450,000 of state grants to assist in the development of our El Toro station which was completed for approximately $2 million. In addition, we have historically received a $0.50 per GGE federal tax credit for each GGE sold. In some cases, we share this credit with our customers.

Recent Developments

On January 1, 2016, Titan exchanged ownership and $876,000 in debt and interest for an additional 80% ownership in Titan El Toro, LLC. As a result, Titan now owns 100% of El Toro. With the combination, the debt and interest were converted to notes payable in Titan at 12% interest and mature in December 2020.

During February 2016, Titan paid in full the $150,000 line of credit outstanding at December 31, 2015 and the line was not renewed.

On January 1, 2016, Titan issued eight subordinated notes payable to members (the “Junior Bridge Notes”) with a maturity date of December 31, 2020 for approximately $876,000, as well as 64,387 (equivalent to 56,608 common shares) Class A Membership Units in Titan. Titan issued an additional Junior Bridge Note on January 1, 2016 for approximately $99,000 to evidence pre-existing indebtedness. The Junior Bridge Notes bear interest at 12% per year with a default rate of 15% per year. The Junior Bridge Notes are secured by a subordinate security interest on substantially all assets of Titan.

On February 29, 2016, Titan issued five promissory notes payable to members (the “Senior Bridge Notes”) with an original maturity date of June 28, 2016 for approximately $672,000, as well as 14,762 (equivalent to 18,806 common shares) Class A Membership Units. The Senior Bridge Notes originally bore interest at 12% per year with a default interest rate of 15% per year. Two of the Senior Bridge Notes were originally long-term debt of Titan outstanding at December 31, 2015 and converted into Senior Bridge Notes. In the event of a default under the Senior Bridge Notes, Titan is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and effective March 14, 2016 the interest rate was increased from 12% to 16%. The default interest rate was increased from 15% to 18%. As part of that first amendment, the note holders received 3,359 (equivalent to 2,953 common shares) Class A Membership Units in Titan. In September 2016, the Senior Bridge Notes were amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holders. In addition, at the Company’s sole discretion, assuming the notes are not in default, Titan has the ability to extend the notes to October 31, 2017. A fee of 1% of the outstanding principal balance will be paid at January 31, 2017, April 30, 2017 and again on July 31, 2017 should Titan choose to extend the notes at each of these dates. The notes are secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by Scott Honour and Kirk Honour.

Subsequent to year end the Company paid the 1% fee for the extension of the due date to April 30, 2017 of the Senior Bridge Notes.

On July 26, 2016, Titan issued an additional Senior Bridge Note for $200,000 with 16% interest and an original maturity date of October 2016. In September 2016, this Senior Bridge Note was amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holder. Subsequent to year end the Company paid a 1% fee for the extension of the due date to April 30, 2017 of this Senior Bridge Note. In the event of default the holder is entitled to receive 1,000 (equivalent to 879 common shares) Class A Membership Units. Titan issued 5,000 (equivalent to 4,395 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note.

On September 26, 2016, Titan issued an additional Senior Bridge Note for $150,000 with 16% interest an original maturity date of January 2017. Titan issued 3,750 (equivalent to 3,297 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note and received the proceeds from this note in October 2016. Subsequent to year end the Company paid a 1% fee for the extension of the maturity date to April 30, 2017 of this Senior Bridge Note. In the event of default the holder of this Senior Bridge Note is entitled to receive 750 (equivalent to 659 common shares) Class A Membership Units.

On November 22, 2016, Minn Shares issued three convertible promissory notes (the “Minn Shares Notes”) in the aggregate principal amount of $405,103 to Joseph H. Whitney, The Globe Resources Group, LLC and Richard E. Gilbert. The Minn Shares notes bear interest at the rate of 12% per annum and mature in November 2019 unless earlier converted. Each Minn Shares Note is convertible at the holder’s option as follows: (i) upon the sale by Minn Shares of not less than $7,500,000 of its equity securities at a conversion price equal to the price per security issued in such offering, (ii) upon a corporate transaction such as a merger, consolidation or asset sale involving either the sale of all or substantially all of the Minn Shares’ assets or the transfer of at least 50% of Minn Shares’ equity securities at a conversion price equal to the enterprise value of Minn Shares, as established by the consideration payable in the corporate transaction or (iii) on or after the maturity date at a conversion price equal to the quotient of $20 million divided by the number of shares of Minn Shares stock outstanding on a fully diluted basis. The Minn Shares Notes are subject to mandatory conversion upon the conversion into equity securities of the Junior Bridge Notes and Senior Bridge Notes upon the same conversion terms as the Junior Bridge Notes and Senior Bridge Notes.

On January 31, 2017, Titan issued an additional Senior Bridge Note in the principal amount of $400,000. This Senior Bridge Note bears interest at 16% per year with a default interest rate of 18% per year and matures on April 30, 2017. In the event of a default under this Senior Bridge Note, Minn Shares is required to issue 1,758 shares of Common Stock to the holder on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. This Senior Bridge Note is secured by a subordinate security interest on substantially all of the Company’s and Titan’s assets. In connection with this Senior Bridge Note, on January 31, 2017, Minn Shares issued 8,792 shares of Common Stock.

On February 1, 2017, Minn Shares, Environmental Alternative Fuels, LLC, a Delaware limited liability company (“EAF”), EVO CNG, LLC, a Delaware limited liability company and a wholly-owned subsidiary of EAF (“EVO”), and Danny R. Cuzick (“Danny Cuzick”), Damon R. Cuzick (“Damon Cuzick”), Theril H. Lund and Thomas J. Kiley (together with Danny Cuzick and Damon Cuzick, the “EAF Members”) consummated the transactions contemplated by that certain Agreement and Plan of Securities Exchange dated January 11, 2017 (the “EAF Exchange Agreement”), by and among Minn Shares, EAF, EVO and the EAF Members. Pursuant to the EAF Exchange Agreement, Minn Shares acquired all of the membership interests in EAF (the “EAF Interests”) from the EAF Members. EAF, together with EVO, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin.

As consideration for the EAF Interests, Minn Shares issued a promissory note in the principal amount of $3.8 million to Danny Cuzick (the “Senior Promissory Note”) and convertible promissory notes in the aggregate principal amount of $9.5 million to the EAF Members (the “Convertible Notes”). The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of Minn Shares in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by Danny Cuzick of an event of default under the Senior Promissory Note. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026.

The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of Minn Shares’ Common Stock, subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of Minn Shares’ total outstanding shares of Common Stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes will result in a change in control of Minn Shares. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion of Minn Shares’ and Titan’s junior bridge notes, senior bridge notes, convertible promissory notes, and certain accounts payable into Common Stock would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which Minn Shares pledged to the EAF Members as security for the Convertible Notes.

Each Convertible Note is convertible at the applicable holder’s option upon (1) consummation of a reorganization, merger or similar transaction where Minn Shares is not the surviving or resulting entity or (2) the sale of all or substantially all of Minn Shares’ assets, subject to customary restrictions. The Convertible Notes are also subject to mandatory conversion at Minn Shares’ option beginning on the first anniversary of the date of issuance of the Convertible Notes if: (i) the closing price of the Common Stock is greater than (A) 150% of the price at which a share of Common Stock is sold in a Private Offering or (B) $10.00 if a Private Offering has not occurred by December 31, 2017 and (ii) the average daily trading volume of shares of Common Stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted at the greater of (i) the amount of interest to be converted divided by the exchange ratio of 0.1357, subject to adjustment for stock splits or combinations, or (ii) the amount of interest to be converted divided by the closing price of the Common Stock on the trading day preceding the conversion date.

In connection with the closing of the Exchange Agreement, on February 1, 2017, Minn Shares issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note.

In connection with the closing of the Exchange Agreement, on February 1, 2017, Minn Shares guaranteed the EAF Note from Danny Cuzick to EAF dated January 30, 2017 in the principal amount of $4 million. The EAF Note is secured by all assets of EAF and is guaranteed by EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by Danny Cuzick of an event of default under the EAF Note.

On April 6, 2017, the Company effected a 50-for-1 reverse stock split of its common stock pursuant to which each 50 shares of issued and outstanding common stock became one share of common stock (the “Reverse Split”). No fractional shares were issued as a result of the Reverse Split. All references to numbers of shares of common stock and per share amounts give retroactive effect to the Reverse Split for all periods presented.

Anticipated Future Trends

Although natural gas continues to be less expensive than gasoline and diesel in most markets, the price of natural gas has been significantly closer to the prices of gasoline and diesel in recent years as a result of declining oil prices, thereby reducing the price advantage of natural gas as a vehicle fuel. We anticipate that, over the long term, the prices for gasoline and diesel will continue to be higher than the price of natural gas as a vehicle fuel and will increase overall, which would improve the cost savings of natural gas as a vehicle fuel compared to diesel and gasoline. However, the amount of time needed for oil prices to recover from their recent decline is uncertain and we expect that adoption of natural gas as a vehicle fuel, growth in our customer base and gross revenue will be negatively affected until oil prices increase and this price advantage increases. Our belief that natural gas will continue, over the long term, to be a cheaper vehicle fuel than gasoline or diesel is based in large part on the growth in United States natural gas production in recent years.

We believe natural gas fuels are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are increasingly required to reduce emissions. As a result, we believe there will be growth in the consumption of natural gas as a vehicle fuel among vehicle fleets, and our goal is to capitalize on this trend, if and to the extent it materializes, and to enhance our leadership position in these markets. Our business plan calls for expanding our sales of natural gas fuels in the markets in which we operate, including heavy-duty trucking, waste haulers, airports, public transit, industrial and institutional energy users and government fleets, and pursuing additional markets as opportunities arise. If our business grows as we anticipate, our operating costs and capital expenditures may increase, primarily from the anticipated expansion of our station network, as well as the logistics of delivering natural gas fuel to our customers on-site.

We expect competition in the market for natural gas vehicle fuel to remain steady in the near-term. To the extent competition increases, we would be subject to greater pricing pressure, reduced operating margins and potentially fewer expansion opportunities.

Sources of Liquidity and Anticipated Capital Expenditures and Other Uses of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, and cash provided by investors. We have recently begun to generate positive cash flow from our Diamond Bar station, which is offset by negative cash flow at our El Toro station.

Our business plan calls for approximately $2,000,000 in additional capital expenditures for 2017, primarily related to the construction and refurbishing of CNG fueling stations. Additionally, of our total indebtedness of approximately $3,800,000 as of December 31, 2016, approximately $1,140,000 is classified as current debt. We are in violation of certain covenants related to the SBA loan, but received a waiver with respect to those covenant violations. The maturity dates of the subordinated senior notes payable to members are within one year of December 31, 2016. Our total consolidated interest payment obligations relating to our indebtedness was approximately $375,000 for the year ended December 31, 2016.

We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, vehicle or services industries, or use capital for other activities or pursuits. We will need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with the sale of our stock. We may not be able to raise capital when needed on terms that are favorable to us, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues. See “Liquidity and Capital Resources” below.

Business Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors – Risks Related to the Company” and “Risk Factors – Risks Related to the CNG Industry.”

Results from Operations

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

Revenue. Titan has devoted substantially all of its efforts on establishing the business and has generated minimal revenues from the core business – to build and operate public and private CNG filling stations under the Titan NGV Fueling brand. We received management fees through the third quarter of 2015 from affiliates. Management fees were assessed for administrative services and oversight provided by Titan. Management fees paid by affiliates were initially set at a monthly rate of $10,000, an ascribed value determined by management. Management fees decreased from $29,000 in 2015 to $0 in 2016 as less time was needed to manage sites that had completed the development stage and were in operating mode.

Sales for El Toro and Diamond Bar were $188,393 and $164,953, respectively, for the year ended December 31, 2016. On January 1, 2016 Titan acquired the remaining 80% of El Toro. Prior to the acquisition, El Toro was classified as an equity method investment. There were no Diamond Bar sales for the year ended December 31, 2015, as Diamond Bar commenced operations in March 2016.

The Company is eligible to receive, at times, a federal alternative fuels tax credit ("VETC") when a gasoline gallon equivalent of CNG is sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claims the credit. The Company records its VETC credits, if any, as revenue in its statements of operations as the credits are fully refundable.

Cost of goods sold. Cost of goods sold are comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees. The margin at El Toro is at approximately 6%, with the margin at Diamond Bar approximating 33%. The difference in margins is attributable to electricity expense. El Toro pays for demand electricity in order to turn on the equipment immediately, which adds additional expense to the cost of goods sold. At Diamond Bar the demand feature is not required. In addition, the electricity at Diamond Bar is less expensive because it is purchased directly from SCAQMD, as defined by the lease agreement.

Operating expenses. Operating expenses increased from $290,901 in 2015 to $1,975,406 in 2016. The increase is primarily attributable to legal, accounting and consulting fees of approximately $915,000 related to preparing the Company to be a public company, and approximately $381,000 and $915,000 in operating expenses from El Toro and Diamond Bar, respectively. The El Toro and Diamond Bar expenses are comprised of depreciation, rent, repairs and maintenance and other operational expenses of utilities, insurance, janitorial and administrative costs. The remaining operating expense increase was generated from the additional administrative costs related to the operations of two CNG stations.

Interest expense. Interest expense increased $358,343 to $375,453 in 2016. This increase correlates to the increase in debt generated from the El Toro acquisition and the addition of the Senior Bridge Notes. Interest paid on the SBA loan was approximately $64,000 and the subordinated notes payable to members’ interest was approximately $247,000. In addition, the Company wrote off approximately $61,000 of debt discount during 2016.

Loss in investment of affiliate. Accumulated losses from our equity method investments were ($214,365) for 2015. As of January 1, 2016 Titan acquired the remaining 80% of El Toro. As a result of this acquisition, we recorded a $28,090 gain for the excess fair value over its carrying cost and a loss of $745,101 on the deficit acquired from El Toro.

Liquidity and Capital Resources

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

We had cash and cash equivalents of $24,944 and $358 at December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, net cash used by operations was ($636,968) and ($51,832), respectively. We historically funded our operating losses primarily from the issuance of equity, convertible notes payable, member debt and SBA debt.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $24,944 at December 31, 2016 and $358 at December 31, 2016. The increase is primarily attributable to financing activities.

Operating Activities. Net cash used in operations was ($636,968) and ($51,832) as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, we had a net loss of ($2,866,416) and ($404,901), respectively. Significant changes in working capital during these periods included:

●	Accounts receivable – related party decreased to zero between December 31, 2015 and December 31, 2016 due to the collection of management fees.

●	Volumetric excise tax credit receivable increased by approximately $15,000 from December 31, 2015 from the acquisition of El Toro and the opening of Diamond Bar; the fourth quarter credits were pending at the end of 2016.

●	Due from related parties was paid in connection with the January 1, 2016 acquisition of the remaining 80% of El Toro.

●	Accounts payable, accounts payable-related party and accrued liabilities increased in aggregate from $193,581 to $1,211,485, primarily due to the lack of cash to make timely payments.

●	Loss on equity method investment increased by $125,890 in 2015 from the continued losses in El Toro. During 2016 there was a loss on acquisition of El Toro for $745,101, offset by a gain on the equity method investments of $28,090.

●	Non-cash transactions increased from depreciation of $210,892, consulting fees paid with debt of $217,008 and the write-off deferred financing costs of $57,388.

Investing Activities. Net cash used in investing was $41,524 for fixed asset purchases and $79,354 for construction in progress during 2016. The net cash used during 2016 was offset by advances from members of $37,500. There were no investing activities during 2015.

Financing Activities. Net cash provided by financing activities was $744,989 and $30,343 for the years ended December 31, 2016 and 2015, respectively. The cash provided for in 2016 was from $1,000,000 in subordinated notes payable, offset by $105,011 in principal payments on the SBA loan and $150,000 in payments on the line of credit. The cash provided for 2015 was generated from notes payable from members.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, working capital required to support our sales growth, the level of our outstanding indebtedness and principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements (which consist primarily of station construction), the continuing acceptance of our product in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, and potential strategic transactions.

Debt Compliance

We have previously been and are out of compliance with technical covenants with our SBA Loan. We received a covenant waiver to remedy the technical non-compliance under our SBA Loan. We expect to refinance the SBA Loan in the near term.

Existing Indebtedness

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with El Toro. The proceeds from the note were received by El Toro and the note payable is recorded by El Toro. The note is a ten year term note with interest fixed at 5.50% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan. Titan issued 35,491 (equivalent to 31,203 common shares) Class A Membership Units to those members as compensation for the guarantee. The amount outstanding on the note as of December 31, 2016 was $1,194,989. The note was obtained pursuant to a Loan Agreement with a bank dated December 31, 2014 (the facility governed by the Loan Agreement is hereinafter referred to as the “SBA Facility”). Titan was, as of December 31, 2016, and currently is, in violation of certain covenants. We received a covenant waiver to remedy the technical non-compliance under our SBA Loan.

In addition to the SBA Facility, on January 1, 2016, Titan issued 64,387 (equivalent to 56,608 common shares) Class A Membership Units and Junior Bridge Notes in the aggregate principal amount of approximately $876,000 to eight accredited investors in exchange for mezzanine debt in El Toro plus approximately 80% of the membership interest in El Toro. Titan issued an additional Junior Bridge Note to a ninth accredited investor on January 1, 2016 for approximately $99,000 to evidence pre-existing indebtedness. The Junior Bridge Notes bear interest at the annual rate of 12% and mature on December 31, 2020. The Junior Bridge Notes are secured by a subordinate security interest on substantially all of Titan’s assets, including accounts receivable and rights to payment, which will remain in effect until such notes are repaid. The holders of the Junior Bridge Notes are the Alpeter Family Limited Partnership, Brian and Renae Clark, Falcon Capital LLC, Honour Capital LP, James Jackson, John Honour, Kirk Honour, Keith and Janice Clark, and Stephen and Jayne Clark.

On February 29, 2016, Titan issued five promissory notes payable to members (the “Senior Bridge Notes”) with an original maturity date of June 28, 2016 for approximately $672,000, as well as 16,791 (equivalent to 18,806 common shares) Class A Membership Units. The Senior Bridge Notes originally bore interest at 12% per year with a default interest rate of 15% per year. Two of the Senior Bridge Notes were originally long-term debt of Titan outstanding at December 31, 2015 and converted into Senior Bridge Notes. In the event of a default under the Senior Bridge Notes, Titan is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and effective March 14, 2016 the interest rate was increased from 12% to 16%. The default interest rate was increased from 15% to 18%. As part of that first amendment, the note holders received 3,359 (equivalent to 2,953 common shares) Class A Membership Units in Titan. In September 2016, the Senior Bridge Notes were amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holders. In addition, at Titan’s sole discretion, assuming the notes are not in default, Titan has the ability to extend the notes to October 31, 2017. A fee of 1% of the outstanding principal balance will be paid at January 31, 2017, April 30, 2017 and again on July 31, 2017 should Titan choose to extend the notes at each of these dates. The notes are secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by Scott Honour and Kirk Honour.

Subsequent to year end the Company paid the 1% fee for the extension of the due date to April 30, 2017 of the Senior Bridge Notes.

On July 26, 2016, we issued an additional Senior Bridge Note for $200,000 with 16% interest and an original maturity date of October 2016. In September 2016, this Senior Bridge Note was amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holder. Subsequent to year end the Company paid a 1% fee for the extension of the due date to April 30, 2017 of this Senior Bridge Note. In the event of default the holder is entitled to receive 1,000 (equivalent to 1,120 common shares) Class A Membership Units. Titan issued 5,000 (equivalent to 5,600 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note.

On September 26, 2016, Titan issued an additional Senior Bridge Note for $150,000 with 16% interest an original maturity date of January 2017. Titan issued 3,750 (equivalent to 4,200 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note and received the proceeds from this note in October 2016. Subsequent to year end the Company paid a 1% fee for the extension of the maturity date to April 30, 2017 of this Senior Bridge Note. In the event of default the holder of this Senior Bridge Note is entitled to receive 750 (equivalent to 840 common shares) Class A Membership Units.

On November 22, 2016, Minn Shares issued Minn Shares Notes in the aggregate principal amount of $405,103 to Joseph H. Whitney, The Globe Resources Group, LLC and Richard E. Gilbert. The Minn Shares notes bear interest at the rate of 12% per annum and mature in November 2019 unless earlier converted. Each Minn Shares Note is convertible at the holder’s option as follows: (i) upon the sale by Minn Shares of not less than $7,500,000 of its equity securities at a conversion price equal to the price per security issued in such offering, (ii) upon a corporate transaction such as a merger, consolidation or asset sale involving either the sale of all or substantially all of the Minn Shares’ assets or the transfer of at least 50% of Minn Shares’ equity securities at a conversion price equal to the enterprise value of Minn Shares, as established by the consideration payable in the corporate transaction or (iii) on or after the maturity date at a conversion price equal to the quotient of $20 million divided by the number of shares of Minn Shares stock outstanding on a fully diluted basis. The Minn Shares Notes are subject to mandatory conversion upon the conversion into equity securities of the Junior Bridge Notes and Senior Bridge Notes upon the same conversion terms as the Junior Bridge Notes and Senior Bridge Notes.

On January 31, 2017, Titan issued an additional Senior Bridge Note in the principal amount of $400,000. This Senior Bridge Note bears interest at 16% per year with a default interest rate of 18% per year and matures on April 30, 2017. In the event of a default under this Senior Bridge Note, Minn Shares is required to issue 1,758 shares of Common Stock to the holder on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. This Senior Bridge Note is secured by a subordinate security interest on substantially all of the Minn Shares’ and Titan’s assets. In connection with this Senior Bridge Note, on January 31, 2017, Minn Shares issued 8,792 shares of Common Stock.

On February 1, 2017, Minn Shares issued the Senior Promissory Note in the principal amount of $3.8 million to Danny Cuzick and Convertible Notes in the aggregate principal amount of $9.5 million to the EAF Members. The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of Minn Shares in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by Danny Cuzick of an event of default under the Senior Promissory Note. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026.

The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of Minn Shares’ Common Stock, subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of Minn Shares’ total outstanding shares of Common Stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes will result in a change in control of Minn Shares. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion of Minn Shares’ and Titan’s junior bridge notes, senior bridge notes, convertible promissory notes, and certain accounts payable into Common Stock would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which Minn Shares pledged to the EAF Members as security for the Convertible Notes.

Each Convertible Note is convertible at the applicable holder’s option upon (1) consummation of a reorganization, merger or similar transaction where Minn Shares is not the surviving or resulting entity or (2) the sale of all or substantially all of Minn Shares’ assets, subject to customary restrictions. The Convertible Notes are also subject to mandatory conversion at Minn Shares’ option beginning on the first anniversary of the date of issuance of the Convertible Notes if: (i) the closing price of the Common Stock is greater than (A) 150% of the price at which a share of Common Stock is sold in a Private Offering or (B) $10.00 if a Private Offering has not occurred by December 31, 2017 and (ii) the average daily trading volume of shares of Common Stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted at the greater of (i) the amount of interest to be converted divided by the exchange ratio of 0.1357, subject to adjustment for stock splits or combinations, or (ii) the amount of interest to be converted divided by the closing price of the Common Stock on the trading day preceding the conversion date.

In connection with the closing of the Exchange Agreement, on February 1, 2017, Minn Shares issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note.

In connection with the closing of the Exchange Agreement, on February 1, 2017, Minn Shares guaranteed a note from Danny Cuzick to EAF dated January 30, 2017 in the principal amount of $4 million (the “EAF Note”). The EAF Note is secured by all assets of EAF and is guaranteed by EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by Danny Cuzick of an event of default under the EAF Note.

Members’ Deficit

As of December 31, 2015 there were 38,608 (equivalent to 33,944 common shares) Class A Membership Units outstanding. On January 1, 2016, certain accredited investors contributed their current membership interests, as well as mezzanine debt and other liabilities totaling approximately $975,000 owed to Titan El Toro, LLC in exchange for Junior Bridge Notes in the amount of $975,000 and 64,387 (equivalent to 56,608 common shares) Class A Membership Units in Titan.

On January 1, 2016 Members of El Toro also agreed to contribute their membership interests in exchange for 10,892 (equivalent to 9,576 common shares) Class A Membership Units in Titan.

In February 2016, the Senior Bridge Notes were issued and Titan issued 16,791 (equivalent to 14,762 common shares) Class A Membership Units to the note holders.

In July 2016, the Senior Bridge Notes were extended and Titan issued 3,359 (equivalent to 2,953 common shares) Class A Membership Units to the note holders.

In July and September 2016, Titan issued additional Senior Bridge Notes and Titan issued 5,000 and 3,750 Class A Membership Units, respectively, (equivalent to 4,396 and 3,297 common shares, respectively,) to the note holders.

On October 1, 2016 Titan issued 139,839 Class A Membership Units (equivalent to 122,945 commons shares) to members.

On November 22, 2016, Titan and its members entered into an Agreement and Plan of Securities Exchange with Minn Shares whereby Minn Shares acquired all of the equity interests of Titan and Titan became a wholly-owned subsidiary of Minn Shares (the “Securities Exchange”). El Toro, Diamond Bar and Blaine are wholly-owned subsidiaries of Titan. Minn Shares issued 248,481 shares of its Common Stock to acquire Titan, which resulted in the former Titan equity holders owning approximately 91.25% of the outstanding Common Stock after the consummation of the Securities Exchange.

At the closing of the Securities Exchange, all of the units issued and outstanding for Titan immediately prior to the closing of the Securities Exchange were converted into 248,481 shares of Common Stock of Minn Shares. Titan did not have any stock options or warrants to purchase its membership interests outstanding at the time of the Securities Exchange.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses recorded during the reporting periods.

On a periodic basis we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. For further information on our significant accounting policies, see note 1 to our consolidated financial statements included in this report.

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Basis of Presentation

Theses financial statements represent the consolidated financial statements of Minn Shares Inc. and its wholly owned subsidiary, Titan CNG LLC, and Titan’s wholly-owned subsidiaaries, El Toro, Diamond Bar, and Blaine, (collectively, the "Company"). On November 22, 2016, Titan and its members entered into an Agreement and Plan of Securities Exchange with Minn Shares whereby Minn Shares acquired all of the equity interests of Titan and Titan became a wholly-owned subsidiary of Minn Shares (the “Securities Exchange”). El Toro, Diamond Bar and Blaine are wholly-owned subsidiaries of Titan. Minn Shares issued 248,481 shares of its Common Stock to acquire Titan, which resulted in the former Titan equity holders owning approximately 91.25% of the outstanding Common Stock after the consummation of the Securities Exchange.

At the closing of the Securities Exchange, all of the units issued and outstanding for Titan immediately prior to the closing of the Securities Exchange were converted into 248,481 shares of Common Stock of Minn Shares. Titan did not have any stock options or warrants to purchase its membership interests outstanding at the time of the Securities Exchange.

Because the former members of Titan owned approximately 91.25% of the combined company on completion of the Securities Exchange, the transaction was accounted for as a recapitalization through a reverse acquisition, with no goodwill or other intangibles recorded. As such, the financial information reflects the historical financial information of Titan, Diamond Bar and Blaine and the remaining assets and liabilities of Minn Shares brought over at historical cost. Minn Shares’ results of operation, which were de minimis, are included in the Company’s financial statements from the date of acquisition, November 22, 2016. Costs of the transaction have been charged to operations. The capital structure of the Company has been retroactively adjusted to reflect that of Minn Shares with all shares being adjusted based on the exchange ratio of equity interest in connection with the Securities Exchange.

As a result of the Securities Exchange, Minn Shares acquired the business of Titan and Titan subsidiaries El Toro, Diamond Bar and Blaine as of November 22, 2016, and will continue the existing business operations of Titan, El Toro, Diamond Bar and Blaine as a publicly-traded company under the name Minn Shares Inc. The consolidated financial statements were prepared in accordance with US GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, El Toro, Blaine, and Diamond Bar. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the vehicle fuels industry.  As of March 31, 2017 the Company has closed one acquisition which was financed through approximately $13.6 million of debt of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date.  As of December 31, 2016, the Company has a working capital deficit of approximately $2.5 million which management anticipates rectifying with additional public or private offerings. The Company also is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from five to 40 years, and the shorter of the estimated economic life or related lease terms for leasehold improvements.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Revenue Recognition

For the year ended December 31, 2016, the Company generated revenue from the sale of natural gas and a federal excise tax refund of $0.50 per GGE. The Company commences revenue recognition at the time the gas is dispensed as all of the following criteria have been met:

(1)	persuasive evidence of an arrangement exists;
(2)	delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered;
(3)	the price is fixed or determinable; and
(4)	collectability is reasonably assured.

Applying these factors, we typically recognize revenue from the sale of natural gas fuel at the time it is dispensed.

For the year ended December 31, 2015, revenue consists of management fees received from El Toro, a related party prior to acquisition.

Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards

See note 1 to our consolidated financial statements included in this report.

Seasonality and Inflation

To some extent, we experience seasonality in our results of operations. Natural gas vehicle fuel amounts consumed by some of our customers tend to be higher in summer months when buses and other fleet vehicles use more fuel to power their air conditioning systems. Natural gas commodity prices tend to be higher in the fall and winter months due to increased overall demand for natural gas for heating during these periods.

Since our inception, inflation has not significantly affected our operating results. However, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures, which could affect our ability to maintain our stations adequately, build new stations, expand our existing facilities or pursue additional CNG production projects, or could materially increase our operating costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, Minn Shares is not required to provide disclosure under this item.

Item 8. Financial Statements and Supplementary Data.

Audited financial statements begin on the next page of this report.

28

MINN SHARES INC.

Consolidated Financial Statements

and

Independent Auditors’ Report

December 31, 2016 and 2015

F-1

MINN SHARES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Minn Shares, Inc.

Wayzata, MN

We have audited the accompanying consolidated balance sheets of Minn Shares, Inc. and subsidiary (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2015 and for the year then ended were audited by other auditors whose report dated October 18, 2016, expressed an unqualified opinion on those statements with an emphasis of matter related to going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn Shares, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is an early stage Company in the process of acquiring several businesses in the vehicle fuels industry. As of April 18, 2017 the Company has closed one acquisition which was financed through approximately $13.6 million of debt of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date. As of December 31, 2016, the Company has a working capital deficit of approximately $2.5 million which management anticipates rectifying with additional public or private offerings but raises doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

EKS&H LLLP

April 18, 2017

Denver, Colorado

Report of Independent Registered Public Accounting Firm

The Members

Titan CNG, LLC and Subsidiaries

Plymouth, Minnesota

We have audited the accompanying consolidated balance sheets of Titan CNG, LLC and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, members' deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. Titan CNG, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan CNG, LLC and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company is in violation certain debt covenants, as well as the Company has had limited revenues, recurring losses from operations and has a members’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lurie, LLP

Minneapolis, Minnesota

October 18, 2016

MINN SHARES INC.

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$24,944	$358
Volumetric excise tax credit receivable	15,214	-
Prepaid rent	11,576	-
Due from related party	-	21,986
Total current assets	51,734	22,344

Non-current assets
Property and equipment, net	1,102,249	-
Construction in progress	79,354	-
Deposits	39,646	977
Total non-current assets	1,221,249	977
Total assets	$1,272,983	$23,321

Liabilities and Members’ and Stockholders’ Deficit
Current liabilities
Line-of-credit	$-	$150,000
Accounts payable	822,829	46,807
Accounts payable - related party	261,060	114,510
Advances from member	37,500	-
Accrued interest - related party	164,368	11,189
Accrued expenses	127,596	32,264
Current portion of subordinated convertible senior notes payable to members	1,021,556	-
Current portion of long-term debt	121,299	-
Total current liabilities	2,556,208	354,770
Non-current liabilities
Long term subordinated convertible notes payable to members	1,166,373	-
Convertible promissory notes – related party	405,103	-
Long term debt, less current portion	1,073,690	-
Long term notes payable related party	-	85,599
Deferred rent	15,439	-
Deferred tax liability	71,294	-
Losses on equity investment	-	214,365
Total non-current liabilities	2,731,899	299,964
Total liabilities	5,288,107	654,734
Commitments and contingencies
Members’ and Stockholders’ deficit
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 317,207 shares issued and outstanding	32	-
Class A membership units	-	140,500
Additional paid-in capital	899,304	-
Accumulated deficit	(4,914,460)	(771,913)
Total members’ and stockholders’ deficit	(4,015,124)	(631,413)
Total liabilities and members’ and stockholders’ deficit	$1,272,983	$23,321

See notes to consolidated financial statements.

MINN SHARES INC.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2016	2015
Revenue
CNG sales	$353,346	$-
Volumetric excise tax credit	129,549	-
Management fees	-	29,000
Total revenue	482,895	29,000

CNG cost of sales	281,441	-
Gross profit	201,454	29,000
Operating expenses
General and administrative	1,760,347	289,934
Depreciation	210,892	967
Total operating expenses	1,971,239	290,901

Other expense
Interest expense	(375,453)	(17,110)
Loss on acquisition of El Toro	(717,011)	-
Gain (loss) in equity method investment	-	(125,890)
Total other expense	(1,092,464)	(143,000)

Loss before income taxes	(2,862,249)	(404,901)

Income tax expense
Deferred tax expense	(71,294)	-
Total provision for income taxes	(71,294)	-

Net loss	(2,933,543)	(404,901)
Basic weighted average common shares outstanding	317,207	38,608
Basic loss per common share	$(9.25)	$(10.49)
Diluted weighted average common shares outstanding	317,207	38,608
	$(9.25)	$(10.49)

See notes to consolidated financial statements.

MINN SHARES INC.

Consolidated Statement of Changes in Members’ and Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2015

	LLC		Common Stock
	Class A Membership Units	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Paid-in Deficit	Total Stockholders’ Deficit
Balance - December 31, 2014	$38,608	$140,500	-	$-	$-	$(367,012)	$(226,512)
Net loss	-	-	-	-	-	(404,901)	(404,901)
Balance - December 31, 2015	38,608	140,500	-	-	-	(771,913)	(631,413)
Contributed of Titan El Toro, LLC membership interests, as well as mezzanine debt and other liabilities	64,387	-	-	-	-	-	-
Members of Titan El Toro, LLC membership interests in exchange for Class A Membership Units	10,892	-	-	-	-	-	-
Issuance of units for subordinated convertible senior notes payable	28,900	-	-	-	-	-	-
Issuance of Units for services	139,839	5,594	-	-	-	-	5,594
Reverse acquisition	(282,626)	(146,094)	317,207	32	899,304	(1,209,004)	(455,762)
Net loss	-	-	-	-	-	(2,933,543)	(2,933,543)
Balance - December 31, 2016	-	$-	317,207	$32	$899,304	$(4,914,460)	$(4,015,124)

See notes to consolidated financial statements.

MINN SHARES INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(2,933,543)	$(404,901)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	210,892	967
Deferred rent	(8,708)	-
Loss on acquisition of El Toro	717,011	-
Loss on equity method investment	-	125,890
Consulting expense converted to subordinated notes payable to members	217,008	-
Amortization of deferred financing costs	57,388	-
Units issued for services	5,594	-
Deferred income taxes	71,294	-
Changes in assets and liabilities
Volumetric excise tax credit receivable	(15,214)	-
Accounts receivable - related party	-	134,000
Prepaid rent	22,711	-
Due from related parties	21,986	(23,588)
Accounts payable	653,841	34,529
Accounts payable - related party	218,409	54,158
Accrued interest related party	30,597	-
Accrued expenses	93,766	27,113
	2,296,575	353,069
Net cash used in operating activities	(636,968)	(51,832)

Cash flows from investing activities
Purchase of equipment	(41,524)	-
Construction in progress	(79,354)	-
Cash from acquisition	(57)	-
Advances from member	37,500	-
Net cash used in investing activities	(83,435)	-

Cash flows from financing activities
Line-of-credit	(150,000)	-
Subordinated convertible senior notes payable to members.	1,000,000	-
Payments of principal on long-term debt	(105,011)	-
Notes payable to members	-	30,343
Net cash provided by financing activities	744,989	30,343
Net increase (decrease) in cash	24,586	(21,489)
Cash and cash equivalents - beginning of year	358	21,847
Cash and cash equivalents - end of year	$24,944	$358

See notes to consolidated financial statements.

MINN SHARES INC.

Supplemental disclosure of cash flow information:

Cash paid for interest for the years ended December 31, 2016 and 2015 was $222,279 and $15,573, respectively.

Supplemental disclosure of non-cash activity:

During the year ended December 31, 2016, the Company converted $217,008 of consulting expense into subordinated notes payable to members.

During the year ended December 31, 2016, the Company converted $127,108 of accounts payable - related party into subordinated notes payable to members.

During the year ended December 31, 2016, the Company converted $85,599 of long term notes payable related party to $21,556 and $64,043 of subordinated convertible senior notes payable to members and subordinated notes payable to members, respectively.

During the year ended December 31, 2015, the Company’s line of credit paid the reduction of due from related parties for $393,442.

The Company acquired the remaining 80% of El Toro to further its business relationship alignment with the Company’s business model to acquire existing CNG stations. The following is the allocation of the 80% interest of the assets and liabilities as of January 1, 2016:

Prepaid rent	$34,287
Property and equipment	1,271,617
Deposits	38,669
1,344,573

Checks written in excess of bank balance	3,434
Accounts payable	68,145
Accounts payable – related party	55,249
Deferred rent	24,147
Accrued expenses	1,566
Accrued interest - related party	122,582
Subordinated notes payable to members	700,826
Long-term debt	1,300,000
Net liabilities acquired	$(931,376)

On November 22, 2016, the Company and the holders of 100% of the outstanding equity interests of the Company entered into an Agreement and Plan of Securities Exchange with Minn Shares Inc., a public company. Minn Shares Inc. acquired 100% of the equity interests in the Company and the Company became a wholly owned subsidiary of Minn Shares Inc. The following is the allocation of the assets and liabilities acquired:

Cash and cash equivalents	$3,377
Accounts payable	(54,036)
Convertible promissory note – related party	(405,103)
Common stock	-

See notes to consolidated financial statements.

MINN SHARES INC.

Notes to Consolidated Financial Statements

Basis of Presentation and Securities Exchange

Theses financial statements represent the consolidated financial statements of Minn Shares Inc., (“Minn Shares”) and its wholly owned subsidiary, Titan CNG, LLC, (“Titan”), and Titan’s wholly owned subsidiaries, Titan El Toro, LLC (“El Toro”), Titan Diamond Bar, LLC (“Diamond Bar”) and Titan Blaine, LLC (“Blaine”), (collectively, the “Company”).

On November 22, 2016, the Company entered into an Agreement and Plan of Securities Exchange with Minn Shares, a public company, whereby Minn Shares acquired all of the equity interests of Titan and Titan became a wholly-owned subsidiary of Minn Shares (the “Securities Exchange”). El Toro, Diamond Bar and Blaine are wholly-owned subsidiaries of Titan. The Company issued 248,481 shares of its common stock to acquire Titan, which resulted in the former Titan equity holders owning approximately 91.25% of the outstanding common stock after the consummation of the Securities Exchange.

At the closing of the Securities Exchange, all of the units issued and outstanding for Titan immediately prior to the closing of the Securities Exchange were converted into 248,481 shares of common stock, par value $0.0001 per share (“Common Stock”), and, together with the Common Stock, the “Capital Stock”), of Minn Shares. The Company did not have any stock options or warrants to purchase shares of their capital stock outstanding at the time of the Securities Exchange.

Cash and cash equivalents	$3,377
Accounts payable	(54,036)
Convertible promissory note-related party	(405,103)
(455,762)

Because the former stockholders of the Company owned approximately 91.25% of the combined company on completion of the Securities Exchange, the transaction was accounted for as a recapitalization through a reverse acquisition, with no goodwill or other intangibles recorded. As such, the financial information reflects the historical financial information of Titan, Diamond Bar and Blaine and the remaining assets and liabilities of Minn Shares brought over at historical cost. Minn Shares results of operation, which were de minimis, are included in the Company’s financial statements from the date of acquisition, November 22, 2016. Costs of the transaction have been charged to operations. The capital structure of the Company has been retroactively adjusted to reflect that of Minn Shares with all shares being adjusted based on the exchange ratio of equity interest in connection with the Securities Exchange.

As a result of the Securities Exchange, Minn Shares acquired the business of Titan and Titan subsidiaries El Toro, Diamond Bar and Blaine as of November 22, 2016, and will continue the existing business operations of Titan, El Toro, Diamond Bar and Blaine as a publicly traded company under the name Minn Shares Inc.

On April 6, 2017, the Company effected a 50-for-1 reverse stock split of its common stock pursuant to which each 50 shares of issued and outstanding common stock became one share of common stock (the “Reverse Split”). No fractional shares were issued as a result of the Reverse Split. All references to numbers of shares of common stock and per share amounts give retroactive effect to the Reverse Split for all periods presented.

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the vehicle fuels industry.  As of March 31, 2017 the Company has closed one acquisition which was financed through approximately $13.6 million of debt of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date.  As of December 31, 2016, the Company has a working capital deficit of approximately $2.5 million which management anticipates rectifying with additional public or private offerings. The Company also is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Note 1 - Description of Business and Summary of Significant Accounting Policies

The Company is a compressed natural gas (“CNG”) service business based in Wayzata, Minnesota. Titan is the management company and El Toro, Diamond Bar, and Blaine are CNG service stations. El Toro was formed during 2013 and began operations during 2015. El Toro, located in Lake Forest, California, is a comprehensive natural gas vehicle solutions provider that offers products and services to corporate and municipal fleet operators as well as individual consumers. Blaine and Diamond Bar were formed in 2015. In March 2016 Diamond Bar began operations of its CNG station under a lease agreement with the State of California South Coast Air Quality Management District (“SCAQMD”) in Diamond

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Bar, California. The Company is currently constructing Blaine, a private station, for Walters Recycling & Refuse, Inc. (“Walters”) in Blaine, Minnesota, which it will operate under a seven year take-or-pay contract with Walters. These subsidiaries also intend to provide comprehensive natural gas vehicle solutions to corporate and municipal fleet operators as well.

Minn Shares Inc. was incorporated in the State of Delaware on October 22, 2010.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Minn Shares Inc. and its subsidiary, Titan, and Titan’s wholly owned subsidiaries, El Toro, Diamond Bar and Blaine. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to depreciation and useful lives on property and equipment and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Volumetric excise tax credit receivable

Volumetric excise tax credit receivable (“VETC”) are the excise tax refunds to be received from the Federal Government on CNG fuel sales.

Concentrations of Credit Risk

During the year ended December 31, 2016, one customer accounted for 13% of total revenues.

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from five to 40 years, and the shorter of the estimated economic life or related lease terms for leasehold improvements.

Construction in process represents the accumulated costs of assets not yet placed in service and primarily relates to equipment purchases and architectural fees for a CNG station being constructed by Blaine.

Deposits

Deposits consist of a security deposit for the El Toro lease and other deposits which are contractually required and of a long-term nature.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Equity Method of Accounting

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in equity loss - share of investee company losses in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in ownership interests in investee companies in the Company’s consolidated balance sheets.

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. As the Company had guaranteed obligations to the investee company as of December 31, 2015, the carrying value of this equity method investee was a $214,365 liability.

Losses on equity investment December 31, 2015	(214,365)
Loss on acquisition of E1 Toro	(717,011)
Net liability acquired	(931,376)

Deferred Rent Obligation

The Company has entered into operating lease agreements for a CNG station which contain provisions for future rent increases or periods in which rent payments are reduced. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation, which is reflected as a separate line item in the accompanying balance sheets.

Net Loss per Share of Common Stock

Basic loss per share is computed by dividing net loss available to holders of the Company’s Common Stock by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock.

Revenue Recognition

The Company’s revenues primarily consist of CNG fuel sales. These revenues are recognized in accordance with GAAP, which requires that the following four criteria must be met before revenue can be recognized:

(i) persuasive evidence of an arrangement exists;

(ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered;

(iii) the price is fixed or determinable; and

(iv) collectability is reasonably assured.

Applying these factors, the Company typically recognizes revenue from the sale of natural gas fuel at the time the fuel is dispensed. The Company is eligible to receive, at times, a federal alternative fuels tax credit (“VETC”) when a gasoline gallon equivalent of CNG is sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claims the credit. The Company records its VETC credits, if any, as revenue in its statements of operations as the credits are fully refundable. See the discussion under “Volumetric Excise Tax Credit” below for further information.

For the year ended December 31, 2015, revenue consists of management fees received from El Toro, a related party prior to its acquisition (Note 4).

Grant revenue is recognized when all eligible requirement have been met.

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Volumetric Excise Tax Credit

For 2016, the VETC credit was $0.50 per gasoline gallon equivalent of CNG that is sold as a vehicle fuel. The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for 2013 and made it retroactive to January 1, 2012. The Tax Increase Prevention Act, signed into law on December 19, 2014, reinstated VETC for the 2014 calendar year and made it retroactive to January 1, 2014. The Company did not record any VETC revenues in 2012, 2013 or 2014. In December 2015, the VETC was extended through December 31, 2016 and made retroactive to January 1, 2015. As a result, VETC revenue for the year ended December 31, 2016 was $129,549.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2016 and 2015 was de minimis.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from depreciation.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. Interest and penalties, if applicable, are recorded in the period assessed as general and administrative expenses. However, no interest or penalties have been assessed as of December 31, 2016 and 2015. Tax years that remain subject to examination include 2013 through the current year for federal and state, respectively.

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

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. For the Company, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company does not expect the adoption of ASC 2016-09 to materially change its current accounting methods and therefore the Company does not expect to adoption to have a material impact on its consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies principal versus agent when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, Revenue from Contracts with Customers, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). For the Company, ASU 2016-08 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is in the process of evaluating the impact the amendment will have on its consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is also largely unchanged from previous guidance. The new rules will be effective for the Company in the first quarter of 2019. The Company is in the process of evaluating the impact the amendment will have on its consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The Company is in the process of evaluating the impact the amendment will have on our consolidated financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company does not plan early adoption of this update and does not expect the adoption of the update to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

In May 2014, FASB and the International Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized and the related cash flows. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017; early adoption is permitted. The Company is in the process of evaluating the impact the amendment will have on our consolidated financial position or results of operations.

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Subsequent Events

The Company has evaluated all subsequent events through the auditors’ report date, which is the date the financial statements were available for issuance. With the exception of those matters discussed in Note 10, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

Note 2 - Acquisition

Through December 31, 2015 Titan had a 20% investment in El Toro and accounted for this investment as an equity method investment. For the year ended December 31, 2015 the Company recorded a loss in the amount of $(125,890) related to its investment in El Toro. The carrying value of the investment was $(214,365) as of December 31, 2015.

On January 1, 2016, certain accredited investors contributed their current membership interests, as well as mezzanine debt and other liabilities totaling approximately $876,000 owed to Titan El Toro, LLC in exchange for Junior Bridge Notes in the amount of $876,000 and 64,387 (equivalent to 56,608 common shares) Class A Membership Units in Titan CNG, LLC. In addition, members of El Toro agreed to contribute their membership interest in exchange for 10,892 (equivalent to 9,576 common shares) Class A Membership Units in the Company. The Company acquired the remaining 80% of El Toro to further its business relationship in alignment with the Company’s business model to acquire existing CNG stations.

The acquisition of these assets were recorded at predecessor’s cost due to common ownership of the two entities.

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 2 - Acquisition of Assets (continued)

January 1, 2016
Prepaid rent	$34,287
Property and equipment	1,271,617
Deposits	38,669
Total assets acquired	1,344,573

Checks written in excess of bank balance	3,434
Accounts payable	68,145
Accounts payable – related party	55,249
Deferred rent	24,147
Accrued expenses	1,566
Accrued interest – related party	122,582
Subordinated notes payable to members	700,826
Long-term debt	1,300,000
Net liabilities acquired	$(931,376)

The following table summarizes the unaudited pro forma results of the Company giving effect to the acquisition as if it had occurred on January 1, 2015. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had this acquisition occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

	For the Years Ended
	December 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue	$353,346	$169,642
Net loss	$(3,035,499)	$(1,031,559)

Note 3 - Balance Sheet Disclosures

Property and equipment are summarized as follows:

	December 31,
	2016	2015
Equipment	$664,276	$-
Site development	401,462	-
Buildings	161,467	-
Leasehold improvements	46,728	-
Computer equipment	42,109	2,901
	1,316,042	2,901
Less accumulated depreciation	(213,793)	(2,901)
	$1,102,249	$-

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 3 - Balance Sheet Disclosures (continued)

Depreciation expense for the years ended December 31, 2016 and 2015 was $210,892 and $967, respectively.

Construction in process contains amounts paid and accrued for construction of the Blaine CNG station that has not been placed into service as of December 31, 2016.

Accrued expenses consist of the following:

	December 31,
	2016	2015

Accounting fees	56,839	-
Credit cards	32,061	6,455
Legal	25,547	25,809
Deferred rent	13,149	-
	$127,596	$32,264

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 4 - Related Party Transactions

Accounts Payable - Related Party

The Company's accounts payables - related party consist of guaranteed payments and expense reimbursement to members. Accounts payable - related party was $261,060 and $114,510 for the years ended December 31, 2016 and 2015, respectively.

Advances Related Party

During the year ended December 31, 2016, a Titan member advanced $2,000 to the Company.

During the year ended December 31, 2016 an El Toro member advanced $35,500 to the Company.

Accrued Interest - Related Party

The Company's accrued interest - related party are the accrued interest payments on members' convertible senior notes payable and notes payable to members. Accrued interest - related party was $164,368 and $11,189 for the years ended December 31, 2016 and 2015, respectively.

Management Fees

During the year ended December 31, 2015, Titan provided El Toro with certain administrative services and oversight. Management fees paid by El Toro were initially set at a monthly rate of $10,000, an ascribed value determined by management. Management fees decreased in 2015 to $29,000 as less time was needed to manage the site that had completed the development stage and were in operating mode.

Due from Related Party

During the year ended December 31, 2015, Titan advanced El Toro $21,986 to fund operations.

Note 5 – Line of Credit

Titan had a $555,000 line of credit with $150,000 outstanding at December 31, 2015. The line of credit was paid in full during February 2016 and was not renewed.

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 6 - Long-Term Debt

Long-term debt consists of:

	December 31,
	2016	2015
$1,300,000 SBA note payable issued December 31, 2014, with interest at 5.50% for the first five years, then adjusted to the SBA LIBOR base rate, plus 2.35% for the remaining five years. The note required interest only payments for the first twelve months and commencing during January 2016 calls for monthly principle and interest payments of $15,288. The note matures March 2024 is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. Titan issued to members 35,491 (equivalent to 31,203 common shares) units in Titan as compensation for the guarantee. Titan was in violation of certain restrictive covenants as of December 31, 2016, but received a covenant waiver to remedy that technical non-compliance.	$1,194,989	$-
Five subordinated convertible senior notes payable to members (“Senior Bridge Loans”) with interest at 12%. In connection with the notes payable, the note holders were issued 25,541 (equivalent to 22,455 common shares) Class A Membership Units. In the event of a default Titan is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and allowed for an interest rate increase from 12% to 16% effective March 14, 2016. The default interest rate was increased from 15% to 18%. As part of the first amendment, the note holders received 3,359 (equivalent to 2,953 common shares) Class A Membership Units in Titan. In September 2016, the Senior Bridge Notes were amended to extend the due date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holders. In addition, at Titan’s sole discretion, assuming the notes are not in default, Titan has the ability to extend the notes to October 31, 2017. A fee of 1% of the outstanding principal balance will be paid at January 31, 2017, April 30, 2017 and again on July 31, 2017 should Titan choose to extend the notes at each of these dates. The notes are secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by two members. Subsequent to year end the Company paid the 1% fee to extend the notes to April 30, 2017.	1,021,556	-
Nine subordinated notes payable to members with interest at 12%. with maturity at December 2020, secured by a subordinate security interest on substantially all assets of Titan.	1,166,373	-
Three convertible promissory notes to members with interest at 12%, with maturity on or after November 2019. At the next equity financing the holder at their discretion may elect to convert the principal and interest. The promissory notes are unsecured.	405,103	-
Four notes payable to members with interest ranging between 8% and 12%. During 2016 the notes payables to members were amended into subordinated notes payable to members or Senior Bridge Notes.	-	85,599
	3,788,021	85,599
Less current portion	(1,142,855)	-
	$2,645,166	$85,599

Management has determined that the conversion option on the Company’s convertible notes do not contain an embedded derivative because the market for the underlying shares was not deemed active. In addition, a beneficial conversion feature does not exist on the convertible notes as of each commitment date. The underlying call and put options that could be exercised in connection with a liquidity event or new equity financing were evaluated and it was determined that any underlying embedded derivative would be de minimis. As such, these features were not recorded as of December 31, 2016, but will be evaluated in each subsequent reporting period.

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 6 - Long-Term Debt (continued)

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes	Other Notes	Total
2017	$1,021,556	$121,299	$1,142,855
2018	-	128,141	128,141
2019	405,103	135,369	540,472
2020	1,166,373	143,005	1,309,378
2021	-	151,071	151,071
Thereafter	-	516,104	516,104
	$2,593,032	$1,194,989	$3,788,021

Note 7 - Stockholders’ Equity

On April 6, 2017, the Company effected a 50-for-1 reverse stock split of its common stock pursuant to which each 50 shares of issued and outstanding common stock became one share of common stock (the “Reverse Split”). No fractional shares were issued as a result of the Reverse Split. All references to numbers of shares of common stock and per share amounts give retroactive effect to the Reverse Split for all periods presented.

In connection with the completion of the Securities Exchange, 104,179 outstanding Class A units were valued at predecessor cost, which resulted in no value to the units with the resulting liability assumed recorded at a loss in the statement of operations.

As of December 31, 2016, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with a par value of $0.0001 per share. There were 317,207 shares of common stock issued and outstanding as of December 31, 2016.

As of December 31, 2016, the authorized share capital of the Company consisted of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of December 31, 2016.

Note 8 - Commitments and Contingencies

Operating Leases

The Company leases office space in Minnesota on a month to month basis with payments of $977 per month.

Titan entered into an operating lease agreement which expires in February 2019, with an option to extend to February 2024. In November 2014 the lease was amended to add El Toro, as a co-lessee. The monthly payments range from $10,000 to $11,604. The lease calls for rent increases over the term of the lease. The Company records rent expense on a straight line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as deferred rent.

Rent expense for the years ended December 31, 2016 and 2015 was approximately $138,000 and $11,700, respectively.

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 8 - Commitments and Contingencies (continued)

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,
2017	$139,000
2018	139,000
2019	23,000
$301,000

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Grant Agreement

In 2013 Titan was the recipient of two grants in the amount of $300,000 and $150,000 from the California Energy Commission (“CEC”) and SCAQMD. The grant funds were used to complete the construction of a facility on El Toro Road as contemplated in the grant agreements. The grant proceeds are subject to repayment if the Company does not satisfy certain operational metrics contained in the grant agreements. The Company believes that it can satisfy these objectives, although it cannot provide assurance that such future events will occur. In addition, the use of Titan on the project could be construed as requiring amendments to the grant agreements or consent from the CEC or SCAQMD, neither of which has been obtained by the Company.

Walters Recycling and Refuse Station

In June 2016 Blaine entered into a compressed natural gas fuel station agreement (the “Agreement”) with Walters, an unrelated third party. Under the agreement Blaine will construct, at its sole expense, a CNG dispensing system (the “System”) on a portion of the property owned by Walters. The system shall include the required elements as defined in the contract. The System shall only be used for the purpose of filling Walter’s vehicles and authorized Blaine vehicles and trailers. Titan is required to have the System fully operational by June 2017. If the System is not fully operational by June 2017 Walters may terminate the agreement with 30 days written notice to Blaine. Blaine will be required to return the property to its pre-construction condition. Blaine shall retain ownership of all unattached movable components of the System. In addition, Blaine is responsible for all costs relating to installing the utilities required for the System as well as the costs for all ongoing system and property maintenance. The term of the agreement shall be for a period of seven years and shall commence on the date the system becomes fully operational and is first used by Walters, as defined in the agreement. Walters has the right to renew the agreement for four additional two year renewal periods. Beginning on the commencement date and through the contract term, Walters agrees to purchase 144,000 GGEs of CNG annually exclusively from Blaine. The rate charged to Walters includes an initial six month rate which is then adjusted as stated in the agreement.

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 8 - Commitments and Contingencies (continued)

SCAQMD

In December 2015, Diamond Bar entered into a transfer of ownership and lease arrangement with the SCAQMD. This property has an existing CNG station previously owned and operated by the SCAQMD. Thirty days after the date of the agreement, SCAQMD transferred to Diamond Bar, without charge, all of their rights and interests in the existing assets. The agreement also specifies that Diamond Bar lease the property for $1 and identifies certain commitments agreed to by the parties. Some of the more significant ones are as follows:

●	Within 180 days from the contract execution, Diamond Bar, using its best efforts, shall sell any surplus assets and provide SCAQMD with 90% of the net proceeds, as defined. To date Diamond Bar has been unable to sell the surplus assets.

●	Diamond Bar is also required to comply with certain provisions in the agreement with regards to the operation and maintenance of the station.

●	Diamond Bar, at their expense and upon written consent from SCAQMD, can remodel, redecorate or otherwise make improvements and replacements of and to all or any part of the leased premises.

●	Diamond Bar is required to install specific station upgrades, as defined, and is responsible for the cost of these upgrades. All upgrades must be completed within eight months of the execution date. Any improvements made to the premises remain the property of Diamond Bar and can be removed by Diamond Bar.

●	The fueling rate charged to the SCAQMD will be based on actual utility costs, taxes and a fee not to exceed $0.50 per GGE. Currently the rate charged is substantially equal to the market rate charged to all other customers.

●	The contract ends December 31, 2020. SCAQMD can extend the contract for a period not to exceed five years starting January 1, 2021 at no additional cost. Either party may terminate the contract with sixty days’ notice. If the SCAQMD terminates without cause they will be required to either purchase the property necessary for the operation of the CNG station or reimburse Diamond Bar for the cost of removing the property. If Diamond Bar terminates the contract without cause, the SCAQMD shall have the option to either purchase the property necessary for the operation of the station or require Diamond Bar to remove the property at no cost to SCAQMD.

Note 9 - Income Taxes

At December 31, 2016, the Company had federal net operating loss carryforwards of approximately $197,000 for income tax purposes that expire starting in 2037.

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 9 - Income Taxes (continued)

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the year ended December 31, 2016. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in general and administrative expense. There are no interest and penalties recognized in the statements of operations or accrued on the balance sheets.

The Company files tax returns in the United States, in various states including California, Colorado and Minnesota. The Company’s United States federal income tax filings for tax years 2013 through 2016 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2012 to 2016.

	December 31,
	2016	2015
Net loss	$(2,862,249)

Summary of deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax asset
Loss carryforward	$79,953	$-
Total deferred tax assets	79,953	-
Valuation allowance	-	-
Net deferred tax asset	$79,953	$-

Deferred tax liability
Depreciation	$(151,247)	$-
Net deferred tax liability	$(151,247)	$-
Total deferred tax liability	71,294	-

Components reflected in the consolidated statements of operations are as follows:

	For the Years Ended
	December 31,
	2016	2015
Current
Federal	$-	$-
State and local	-	-
	-	-
Deferred
Federal	59,852	-
State and local	11,442	-
Valuation allowance	-	-
	71,294	-
Total income tax provision	$71,294	$-

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statements of operations:

	For the Years Ended
	December 31,
	2016	2015
Income tax benefit at the statutory rate	$(974,581)	$(137,666)
Change resulting from
State and local income taxes, net of federal income tax	(186,317)
Deferred tax liabilities - acquisition	193,375
Pre-acquisition loss	1,025,765
Non-deductible and other	13,052
Income tax expense of partners profit prior to transaction	0	137,666
	$71,294	-

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 10 - Subsequent Events

On February 1, 2017, the Company entered into a securities exchange agreement (the “EAF Exchange Agreement”) with Environmental Alternative Fuels, LLC, a Delaware limited liability company (“EAF”), EVO CNG, LLC, a Delaware limited liability company and a wholly owned subsidiary of EAF (“EVO”), pursuant to which the Company acquired all of the membership interests in EAF (the “EAF Interests”) from the EAF Members. EAF, together with EVO, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin. The EAF Exchange Agreement further aligns the Company's business model to acquire existing CNG stations.

The following unaudited table summarized the preliminary fair value allocation of the assets acquired and liabilities assumed at the acquisition date which were based on the best information available at the time the financial statements were issued and is subject to change.

(Unaudited)

Inventory	$1,287
Prepaids	97,320
Property and equipment	6,632,401
Deposits	102,671
Goodwill and other intangibles	6,896,273
Derivative liability - short term	(5,821)
Derivative liability - long term	(76,811)
Debt consideration for acquisition	(13,550,000)

The Company is evaluating, but expects the goodwill and other intangibles will most likely be deductible for income tax purposes.

The Company has not provided unaudited pro-forma financial statements as required under ASC 805-10-50-2 because the accounting for this business combination is incomplete at the time the financial statements were issued. This information will be included in the Company's Form 8-K to be filed on or before April 18, 2017 which will be an amendment to its Form 8-K previously filed on February 6, 2017 announcing completion of the acquisition.

As consideration for the EAF Interests, Minn Shares issued a promissory note to an EAF member in the principal amount of $3.8 million (the “Senior Promissory Note”) that bears interest at 7.5%, with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of Minn Shares in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 or a (c) declaration by the noteholder of an event of default under the Senior Promissory Note.

Also as consideration for the EAF Interests, Minn Shares issued convertible promissory notes to the EAF Members in the aggregate principal amount of $9.5 million (the “Convertible Notes”). The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of Minn Shares’ common stock, par value $0.0001 per share (the “Common Stock”), subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of the Company’s total outstanding shares of Common Stock on a post transaction basis. Accordingly, the conversion of the Convertible Notes will result in a change in control of the Company. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion of the Company’s subordinated notes payable to members and Senior Bridge Notes, convertible promissory notes, and certain accounts payable into Common Stock would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which the Company pledged to the EAF Members as security for the Convertible Notes.

Each Convertible Note is convertible at the applicable holder’s option upon (1) consummation of a reorganization, merger or similar transaction where the Company is not the surviving or resulting entity or (2) the sale of all or substantially all of the Company’s assets, subject to customary restrictions. The Convertible Notes are also subject to mandatory conversion at the Company’s option beginning on the first anniversary of the date of issuance of the Convertible Notes if: (i) the closing price of the Common Stock is greater than (A) 150% of the price at which a share of Common Stock is sold in a Private Offering or (B) $10.00 if a Private Offering has not occurred by December 31, 2017 and (ii) the average daily trading volume of shares of Common Stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted at the greater of (i) the amount of interest to be converted divided by the exchange ratio of 0.1357, subject to adjustment for stock splits or combinations, or (ii) the amount of interest to be converted divided by the closing price of the Common Stock on the trading day preceding the conversion date.

MINN SHARES INC.

Notes to Consolidated Financial Statements

Note 10 - Subsequent Events (continued)

In connection with the closing of the Exchange Agreement, on February 1, 2017, the Company issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note (the “Working Capital Notes”).

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, the Company guaranteed a note from an EAF member to EAF dated January 30, 2017 in the principal amount of $4 million (the “EAF Note”). The EAF Note is secured by all assets of EAF and is guaranteed by EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by the noteholder of an event of default under the EAF Note.

On January 31, 2017, Titan issued a secured bridge note (the “Secured Bridge Note”) in the principal amount of $400,000. The Secured Bridge Note bears interest at 16% per year with a default interest rate of 18% per year and matures on April 30, 2017. In the event of a default under the Secured Bridge Note, the Company is required to issue 1,758 shares of Common Stock to the holder on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. The Secured Bridge Note is secured by a subordinate security interest on substantially all of the Company’s assets. In connection with the Secured Bridge Note, on January 31, 2017, the Company issued 8,792 shares of Common Stock.

On February 14, 2017 (the “Record Date”), the stockholders (the “Stockholders”) holding a majority of the outstanding shares of the Company executed a written consent in lieu of a special meeting approving an amendment to the Company’s certificate of incorporation to approve a reverse stock split of the Company’s common stock, par value $0.0001 (the “Common Stock”), at a ratio of 1-for-50. All references to number of shares of common stock and per share amounts give retroactive effect to the Reverse Split for all periods presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive and principal financial officers, is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Company’s management, including its principal executive and principal financial officers, have concluded that our disclosure controls and procedures were not effective as of December 31, 2016, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures.” In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Evaluation of Internal Controls and Procedures

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation and the identification of certain material weaknesses in internal control over financial reporting described below, management concluded that our internal control over financial reporting was not effective as a result of the material weaknesses in controls described below.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2016:

●	The Company failed to maintain an effective control environment and had insufficient oversight of the design and operating effectiveness of the Company’s disclosure controls and internal controls over financial reporting.

●	The Company failed to maintain effective controls over the period-end financial reporting process, including controls with respect to journal entries, account reconciliations and proper segregation of duties. Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy.

●	The Company did not maintain proper segregation of duties. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.

●	The Company’s financial reporting team did not possess the requisite skill sets, knowledge, education or experience to prepare the consolidated financial statements and notes to consolidated financial statements in accordance with US GAAP or to review the financial statements and notes to the financial statements prepared by external consultants and professionals to ensure accuracy and completeness.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2016, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. Our management intends to implement the remediation steps discussed below to address the material weaknesses and to improve our internal control over financial reporting.

Management’s Remediation Plan

In light of the control deficiencies identified at December 31, 2016 and described in the section titled “Evaluation of Internal Controls and Procedures, we have designed and plan to implement the specific remediation initiatives described below:

●	We plan to design and implement more robust corporate governance including: (1) direct oversight of our internal controls by an audit committee of our board of directors; (2) review of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by our audit committee, when formed, prior to filing with the SEC; (3) communication of our Code of Business Conduct and Ethics to our employees and consultants; and (4) adoption of a charter for our audit committee.

●	We intend to implement a procedure that ensures timely review of the consolidated financial statements, notes to our consolidated financial statements, and our Annual and Quarterly Reports on Forms 10-K and 10-Q by our chief executive officer and our board of directors, and, when formed, our audit committee, prior to filing with the SEC.

●	We will design and implement a formalized financial reporting process that includes balance sheet reconciliations, properly prepared, supported and reviewed journal entries, properly segregated duties, and properly completed and approved close checklist and calendar.

●	We intend to hire additional experienced individuals to prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP.

●	We have relied and will continue to rely upon outside professionals to assist with our external reporting requirements to ensure timely filing of our required reports with the SEC.

●	We intend to initiate efforts to ensure our employees understand the continued importance of internal controls and compliance with corporate policies and procedures. We will implement a reporting and certification process for management involved in the performance of internal controls and the preparation of the Company’s consolidated financial statements. This certification process will be conducted quarterly and managed by our internal audit consultant.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by item 10 of this report is incorporated by reference to the discussions under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Qualifications of Candidates for Election to the Board,” “Stockholder Recommendations for Directors,” “Stockholder Communications with the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in a later filed definitive proxy or information statement involving the election of directors.

Item 11. Executive Compensation.

The information required by item 11 of this report is incorporated by reference to the discussions under the headings “Executive Compensation” and “Director Compensation” in a later filed definitive proxy or information statement involving the election of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by item 12 of this report is incorporated by reference to the discussions under the headings “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in a later filed definitive proxy or information statement involving the election of directors.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

The information required by item 13 of this report is incorporated by reference to the discussions under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” in a later filed definitive proxy or information statement involving the election of directors.

Item 14. Principal Accounting Fees and Services

The information required by item 14 of this report is incorporated by reference to the discussions under the headings “Audit and Non-Audit Services and Fees Billed to Company by Independent Registered Public Accounting Firm,” included in the proposal to ratify the appointment of our independent registered public accounting firm in a later filed definitive proxy or information statement involving the election of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

Financial Statement Schedules

None.

Exhibits

See the Exhibit Index immediately following the signature page to this annual report on Form 10-K, which incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINN SHARES INC.

Date: April 18, 2017	By:	/s/ John P. Yeros
John P. Yeros
Chief Executive Officer
Principal Executive Officer

Date: April 18, 2017	By:	/s/ Randy Gilbert
Randy Gilbert
Chief Financial Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John P. Yeros	Chief Executive Officer	April 18, 2017
John P. Yeros

/s/ Randy Gilbert	Chief Financial Officer	April 18, 2017
Randy Gilbert

/s/ Thomas J. Abood	Director	April 18, 2017
Thomas J. Abood

/s/ Danny Cuzick	Director	April 18, 2017
Danny Cuzick

/s/ Scott M. Honour	Director	April 18, 2017
Scott M. Honour

EXHIBIT INDEX

The exhibits listed below are filed with this annual report on Form 10-K. Certain exhibits and schedules to the documents listed below have been omitted pursuant to Item 601 of Regulation S-K. Minn Shares hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request to the SEC; provided, however, that Minn Shares may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

Exhibit	Description
2.1	Articles of Merger of Minn Shares Inc. (a Minnesota corporation) and Minn Shares Inc. (a Delaware corporation) (1)
2.2	Certificate of Merger of Minn Shares Inc. (a Minnesota corporation) into Minn Shares Inc. (a Delaware corporation) (1)
2.3	Agreement and Plan of Securities Exchange, dated November 22, 2016, by and among Minn Shares Inc., Titan CNG LLC and the members of Titan CNG LLC (2)
2.4	Agreement and Plan of Merger, dated November 23, 2016, by and between Shock, Inc. and Minn Shares Inc. (2)
2.5	Agreement and Plan of Securities Exchange, dated January 11, 2017, by and among EVO CNG, LLC, Environmental Alternative Fuels, LLC, Danny R. Cuzick, Damon R. Cuzick, Theril H. Lund, Thomas J. Kiley and Minn Shares Inc. (3)
3.1	Certificate of Incorporation (1)
3.2*	Certificate of Amendment to Certificate of Incorporation
3.3	Bylaws (1)
4.1	Loan Agreement, dated as of December 31, 2014, by and between Titan El Toro, LLC and FirstCNG LLC and Tradition Capital Bank (2)
4.2	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of the Alpeter Family Limited Partnership (2)
4.3	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Brian and Renae Clark (2)
4.4	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Falcon Capital LLC (2)
4.5	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Honour Capital LP (2)
4.6	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of James Jackson (2)
4.7	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of John Honour (2)
4.8	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Keith and Janice Clark (2)
4.9	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Kirk Honour (2)
4.10	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Stephen and Jayne Clark (2)
4.11	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Red Ocean Consulting, LLC (2)
4.12	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Thomas J. Abood Revocable Trust u/a dated August 17, 2012 (2)
4.13	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of James Jackson (2)
4.14	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Alpeter Family Limited Partnership (2)
4.15	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of David M. Leavenworth (2)
4.16	Secured Bridge Note, dated September 26, 2016, by Titan CNG LLC in favor of Red Ocean Consulting, LLC (2)
4.17	First Amendment to Senior Bridge Loan Documents, dated July 26, 2016, by and among Titan CNG LLC, Titan Blaine, LLC, Titan El Toro, LLC, Titan Diamond Bar, LLC, Thomas J. Abood Revocable Trust U/A Dated August 17, 2012 As Amended, James Jackson, David M. Leavenworth, Alpeter Family Limited Partnership, Bonita Beach Blues, Inc., Red Ocean Consulting, LLC, Scott Honour and Kirk Honour (2)
4.18	Secured Bridge Note, dated July 26, 2016, by Titan CNG LLC in favor of Bonita Beach Blues, Inc. (2)
4.19	Second Amendment to Senior Bridge Loan Documents, dated September 26, 2016, by and among Titan CNG LLC, Titan Blaine, LLC, Titan El Toro, LLC, Titan Diamond Bar, LLC, Thomas J. Abood Revocable Trust U/A Dated August 17, 2012 As Amended, James Jackson, David M. Leavenworth, Alpeter Family Limited Partnership, Bonita Beach Blues, Inc., Red Ocean Consulting, LLC, Scott Honour and Kirk Honour (2)
4.20	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of Joseph H. Whitney (2)

4.21	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of The Globe Resources Group, LLC (2)
4.22	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of Richard E. Gilbert (2)
4.23	Secured Bridge Note, dated January 31, 2017, by Titan CNG LLC in favor of the Richard H. Enrico Revocable Trust Dated June 9, 1998 (4)
4.24	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.25	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Damon R. Cuzick (4)
4.26	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Theril H. Lund (4)
4.27	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Thomas J. Kiley (4)
4.28	Senior Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.29	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Danny R. Cuzick (4)
4.30	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Damon R. Cuzick (4)
4.31	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Theril H. Lund (4)
4.32	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Thomas J. Kiley (4)
4.33	Promissory Note, dated February 1, 2017, by Environmental Alternative Fuels, LLC in favor of Danny R. Cuzick (4)
10.1+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and Kirk Honour (2)
10.2+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and John Yeros (2)
10.3+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and Randy Gilbert (2)
10.4+	Employment Agreement, dated February 1, 2017, between Minn Shares Inc. and Damon R. Cuzick (2)
10.5	Compressed Natural Gas Fuel Station Agreement, dated June 28, 2016, by and between Titan Blaine, LLC, Walters’ Recycling & Refuse, Inc. and Walters’ Investments, LLC (2)
10.6	Lease Agreement, dated February 24, 2014, between Grace Whisler Trust and Whisler Holdings LLC and FirstCNG LLC (2)
10.7	First Amendment to Lease, dated June 9, 2014, between Grace Whisler Trust and Whisler Holdings LLC and FirstCNG LLC (2)
10.8	Lease Contract, effective December 19, 2015, between South Coast Air Quality Management District and Titan Diamond Bar LLC (2)
10.9*	Lease Agreement, dated December 20, 2013, between Central Freight Lines and EVO CNG, LLC.
10.10	Amended and Restated Limited Liability Company Agreement of Titan CNG LLC, effective as of January 1, 2016 (2)
10.11*	Limited Liability Company Agreement of Environmental Alternative Fuels, LLC dated May 3, 2012
10.12*	Line Extension Contract, dated April 3, 2014, between Southern California Gas Company and EVO CNG, LLC
10.13*	Fuel Purchase Agreement, dated April 12, 2013, between Environmental Alternative Fuels, LLC and Central Freight Lines, Inc.
10.14*	Incremental Natural Gas Facilities Agreement, dated February 24, 2014, between Southwest Gas Corporation and Environmental Alternative Fuels, LLC
10.15*	Service Agreement for Transportation of Customer Secured Natural Gas dated October 2, 2014 by and between Southwest Gas Corporation and Environmental Alternative Fuels, LLC
10.16*	Fuel Purchase Agreement, dated January 11, 2013, between Environmental Alternative Fuels, LLC and Sheehy Mail Contractors, Inc.
10.17*	Master Retail Gas Sales Agreement, dated November 1, 2013, between Integrys Energy Services – Natural Gas, LLC and EVO CNG, LLC
10.18*	Fuel Purchase Agreement, dated October 1, 2013, between EAF and Central Freight Lines, Inc.
10.19*	Natural Gas Service and Pipeline Agreement, dated November 12, 2014, between EAF and LDC, llc
14.1	Code of Conduct for Officers and Directors (5)
16.1	Letter from Lurie, LLP to the Securities and Exchange Commission dated February 7, 2017 (6)
16.2	Letter from Lurie, LLP to the Securities and Exchange Commission dated April 17, 2017 (7)
21.1*	Subsidiaries of Minn Shares Inc.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2016
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2016
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed herewith
+	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on December 10, 2010 and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 29, 2016 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 18, 2017 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 6, 2017 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 28, 2011 and incorporated herein by this reference.

(6)	Filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on February 8, 2017 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company's amended current report on Form 8-K filed with the SEC on April 18, 2017 and incorporated herein by reference.