Form 10-K/A
period 2016-12-31
MINN SHARES INC
filed 2017-05-01
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 25, 2017, there were 325,974 shares of the registrant’s common stock, par value $0.0001, outstanding.

MINN SHARES INC.

FORM 10-K/A

(AMENDMENT NO. 1)

EXPLANATORY NOTE

Minn Shares Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our annual report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2017 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy or information statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy or information statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Background Information

The Company acquired all of the outstanding equity interests of Titan CNG LLC, a Delaware limited liability company (“Titan”), in exchange for 248,481 shares (taking into account the Company’s subsequent 50-for-1 reverse stock split) of the Company’s common stock (the “Titan Securities Exchange”) on November 22, 2016 pursuant to an Agreement and Plan of Securities Exchange by and among the Company, Titan, and the holders of 100% of the outstanding equity interests of Titan.

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

(a) Identification of Directors and Executive Officers.

At the effective time of the Titan Securities Exchange, the Company’s board of directors increased the size of the board of directors from three directors to four directors and appointed Scott M. Honour and Thomas J. Abood as directors. At the same time, John P. Yeros, Kirk S. Honour and Randy Gilbert were appointed as chief executive officer, president and chief financial officer, respectively, and Richard Gilbert resigned from his positions as president and secretary of the Company. In connection with the closing of the EAF Share Exchange, on February 1, 2017, the Company’s board of directors increased the size of the board of directors from four directors to five directors and appointed Danny Cuzick as a director and Damon Cuzick as chief operating officer of the Company.

The following table sets forth certain information regarding the Company’s officers and directors. All ages are stated as of January 1, 2017.

Name	Age	Position
John P. Yeros	65	Chief Executive Officer
Kirk S. Honour	47	President
Randy W. Gilbert	52	Chief Financial Officer
Damon R. Cuzick	36	Chief Operating Officer
Scott M. Honour	50	Director
Danny R. Cuzick	56	Director
Thomas J. Abood	53	Director

John P. Yeros. Mr. Yeros has served as our chief executive officer since November 2016. For the past twenty years Mr. Yeros has devoted his business energies to various segments of the business and high technology arena, including healthcare, Internet-related software development, computer hardware manufacturing, service delivery and the automotive dealership industry. He was Founder, Chairman & CEO of Medix Resources from 1988 until 2000; in this capacity he transformed a start-up healthcare software development firm into a public entity with a 2000 market cap of $450 million. Mr. Yeros then founded HyperSpace Communications in 2001 and completed a public stock offering in 2004; during his tenure the company acquired Idaho-based MPC Computers, Gateway’s Professional Services Division and, as the MPC Corp., it eventually had more than a thousand employees and $500 million in revenue by 2008. Mr. Yeros was named CEO of Intelligent Grid Solutions in 2009 after successfully completing a comprehensive business/market analysis of the Smart Grid market sector on behalf of both FirstEnergy Corporation (NYSE: FE) and First Communications, Inc. (FC). Intelligent Grid Solutions provided a series of interconnected consulting/partnering services related to planning, executing and financing of Smart Grid network projects. Since 2012, Mr. Yeros has served as CEO for Altitude Automotive Group (AAG), a Company Yeros formed to pursue the acquisition of automotive dealerships in the Western and Southwestern United States. Prior to undertaking these varied entrepreneurial ventures Mr. Yeros had a highly successful career in the securities industry starting as an account executive with Merrill Lynch Pierce Fenner & Smith in New York in 1977 and culminating in key management roles with E. F. Hutton, Hanifen Imhoff, Inc. and B. C. Christopher Securities where he last served as Regional VP and was overseeing three offices in the Rocky Mountain Region before launching Medix Resources in 1988. Mr. Yeros has a B. S. degree in education from Wichita State University.

Kirk S. Honour. Mr. Honour has served as president of the Company since November 2016, is a co-founder of Titan and has served as its president and managing member since its inception. Prior to Titan, over the past 16 years, Kirk held key executive management positions in the medical device industry with an emphasis on human clinical programs, new product launches and domestic and international market development. Since 2005, Kirk has been managing member of a private investment fund focused on pharmaceutical and medical technologies. In 1999, Kirk co-founded and built YapStone, Inc, a first generation internet start-up company that provides credit card payment solutions to independent landlords and REITs. YapStone currently processes over $15 billion in annual transactions. Kirk holds a BS in Genetics and Cell Biology and a Masters in Biological Science from the University of Minnesota.

Randy W. Gilbert. Mr. Gilbert has served as chief financial officer of the Company since November 2016. Randy has served as chief financial of a number of emerging, growth and mid-market companies. He currently is a principal at Assurance Consulting, LLC and serves as chief financial officer at AdvantEdge. Randy previously served as chief financial officer at VisualGold and worked at Damark, McGladrey & Pullen and KPMG LLP. Mr. Gilbert has a BA in Accounting from University of Minnesota Duluth.

Damon Cuzick. Mr. Cuzick has served as chief operating officer of the Company since February 2017. Mr. Cuzick has been an active businessman and company owner since 2004. In 2004, Damon co-founded both March Development Company, a commercial real estate development company focused on retail shopping centers and office buildings in Phoenix, Arizona, and Cuzick Van Pelt Commercial Group, a related brokerage company. The companies combined for over $40 million in annual sales, and in 2007 merged into Don Bennett Partners, another real estate development company. Damon continued working at Don Bennett Partners until he sold his interest in that company in 2008. From 2008 to 2015, Damon worked with his father, Danny Cuzick, at Freightliner of Arizona, a class 8 truck dealership. Damon’s responsibilities at Freightliner of Arizona included the design, development and construction of a new state-of-the-art corporate headquarters in Tolleson, Arizona and the acquisition of a competing dealership in Tucson, Arizona. In 2012, Damon, his father and two additional partners formed EVO CNG, LLC, a company dedicated to building compressed natural gas fueling stations for the class 8 trucking industry. Damon has acted as the Chief Operating Officer of EVO CNG since its inception, overseeing the development of six CNG stations in Texas, Arizona, California and Wisconsin, as well as customer service, sales and day-to-day operations.

Scott M. Honour. Mr. Honour has served as a director of the Company since November 2016, and is a Co-founder of Titan. Scott also serves as Managing Partner of Northern Pacific Group, a Wayzata, Minnesota based private equity firm. Previously, from 2002 to 2012, he was Senior Managing Director of The Gores Group, a Los Angeles based private equity firm with $4 billion of capital under management. Prior to that, Mr. Honour was a Managing Director at UBS Investment Bank from 2000 to 2002 and an investment banker at DLJ from 1991 to 2000. He began his career at Trammell Crow Company in 1988. Scott is also a co-founder of YapStone, Inc. with his brother Kirk in 1999. Scott holds a BS in business administration and a BA in economics from Pepperdine University and an MBA in finance and marketing from the Wharton School of the University of Pennsylvania.

We believe that Mr. Honour’s significant experience in transaction planning and private equity investments make him well qualified to serve as a member of our board of directors.

Thomas J. Abood. Mr. Abood is a private investor. Mr. Abood has served as a director of the company since November 2016. From 1994 to 2014, Mr. Abood was an owner and Executive Vice President, General Counsel and Secretary of Dougherty Financial Group LLC. His principal responsibilities included leadership and management of DFG’s investment advisory business division (2004-2014) and supervision of its legal, compliance and human resources departments. Prior to 1994, Mr. Abood was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom.

Mr. Abood is Chair of the Archdiocesan Finance Counsel of the Archdiocese of St. Paul and Minneapolis, past Chair of the board of governors of the University of St. Thomas School of Law, past Chair of the governance committee and a member of the board of directors of MacPhail Center for Music and past President and Governor, The Minikahda Club. Mr. Abood is a past director and Chair of the Board of the Minnesota Children’s Museum and a past director of the Notre Dame Club of Minnesota.

Mr. Abood was raised in Lansing, Michigan, received his JD from Georgetown University Law Center, cum laude and his BBA from the University of Notre Dame, magna cum laude.

We believe that Mr. Abood’s legal and management experience described above, his significant investing experience and his experience serving on various boards make him well qualified to serve as a member of our board of directors.

Danny R. Cuzick. Danny Cuzick has served as a director of the Company since February 2017 and is a lifelong entrepreneur and business owner. In 1981, Danny opened his first business, a retail jewelry store called Cuzick Jewelers, in Glendale, Arizona; a business which he still owns. Danny has also owned and operated numerous other businesses, including a flower shop and lighting store.

In the mid-1990s Danny partnered with a Phoenix-based contracting company to start developing residential real estate. The success of that venture led him into the commercial arena and Danny has been a part of developing and owning numerous shopping centers and office buildings in the metro Phoenix area, as well as many large parcels of land throughout the Salt River Valley.

In 2005, Danny purchased Freightliner of Arizona, two class 8 truck dealerships. At the time of purchase, the dealerships had two facilities and revenues of approximately $100 million. Under Danny’s leadership, the dealerships expanded to include four locations and revenues of over $400 million until he sold his interest in Freightliner of Arizona in April 2015.

In 2012, Danny, his son Damon and two additional partners formed EVO CNG, LLC, a company dedicated to building compressed natural gas fueling stations for the class 8 trucking industry. Danny acted as the Manager of EVO CNG from its inception until the sale of EAF, EVO CNG’s parent company, in February 2017.

Danny has always been a family man and is most proud of his 11 children and 12 grandchildren.

We believe that Danny Cuzick’s significant experience as an entrepreneur and business owner and his experience in the trucking and CNG industries make him well qualified to serve as a member of our board of directors.

(b) Significant Employees.

We currently have three full-time employees but had no full-time employees in 2016. We entered into a consulting agreement with John Yeros, our chief executive officer, in March 2016 pursuant to which we agreed to pay Mr. Yeros $10,000 per month as an independent contractor and amended that agreement in October 2016 to increase the monthly amount payable to Mr. Yeros to $15,000. During 2016, we also agreed to pay Kirk Honour, our president, $15,000 per month as an independent contractor pursuant to a verbal agreement with the Company. We agreed to pay Kirk Honour $12,500 per month for his services in 2015. Our officers have not received any other cash or other compensation for the fiscal years ended December 31, 2016 and 2015.

On November 23, 2016, the Company succeeded as a party to employment agreements with John P. Yeros, our chief executive officer, Kirk S. Honour, our president, and Randy W. Gilbert, our chief financial officer. These agreements became effective on February 1, 2017; thus, the Company did not make any payments under these agreements during the year ended December 31, 2016. Also on February 1, 2017, we entered into an employment agreement with Damon R. Cuzick, our chief operating officer. The employment agreements with our executive officers are described below.

(c) Family Relationships.

Scott M. Honour, one of our directors, and Kirk S. Honour, our president, are brothers. Danny R. Cuzick, one of our directors, is the father of Damon R. Cuzick, our chief operating officer. There are no other family relationships among our directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

To our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no federal or state judicial or administrative orders, judgments or decrees or findings, no violations of any federal or state securities law, and no violations of any federal commodities law material to the evaluation of the ability and integrity of any director (existing or proposed) or executive officer (existing or proposed) of the Company during the past ten (10) years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year ended December 31, 2016, except that (i) Randy Gilbert filed one Form 4 on November 29, 2016 reporting one transaction occurring November 23, 2016; (ii) James Jackson and the Alpeter Family Limited Partnership, greater than ten percent stockholders, have not filed any Forms 3, 4 or 5; and (iii) Damon Cuzick and Danny Cuzick did not file Forms 3 and 4 following the Company’s February 1, 2017 acquisition of Environmental Alternative Fuels, LLC, a Delaware limited liability company, and its wholly owned subsidiary, EVO CNG, LLC, a Delaware limited liability company.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions which is attached as Exhibit 14.1 to the Company’s Form 10-K filed on March 28, 2011.

Board Committees

We do not have a standing nominating, compensation or audit committee, and our full board of directors performs the functions of these committees. The Company intends to form an audit committee in the near future. We currently do not have an “audit committee financial expert” on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. Management does not believe it is currently necessary for our board of directors to appoint a nominating or compensation committee because the volume of matters that come before the board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual who served as the Company’s principal executive officer during the fiscal year ended December 31, 2016; and (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as Company executives as of December 31, 2016 and who earned total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John P. Yeros	2016	$115,000	None	None	None	None	None	None	$115,000
Chief Executive Officer	2015	None	None	None	None	None	None	None	None
Kirk S. Honour	2016	$180,000	None	None	None	None	None	None	$180,000
President	2015	$150,000	None	None	None	None	None	None	$150,000
Richard E. Gilbert(1)	2016	None	None	None	None	None	None	None	None
Former President and Secretary	2015	None	None	None	None	None	None	None	None

(1) Richard Gilbert served as president and secretary of Minn Shares Inc. until November 2016.

We currently have three full-time employees but had no full-time employees in 2016. We entered into a consulting agreement with John Yeros, our chief executive officer, in March 2016 pursuant to which we agreed to pay Mr. Yeros $10,000 per month as an independent contractor and amended that agreement in October 2016 to increase the monthly amount payable to Mr. Yeros to $15,000. During 2016, we also agreed to pay Kirk Honour, our president, $15,000 per month as an independent contractor pursuant to a verbal agreement with the Company. We agreed to pay Kirk Honour $12,500 per month for his services in 2015. Our officers have not received any other cash or other compensation for the fiscal years ended December 31, 2016 and 2015.

On November 23, 2016, the Company succeeded as a party to employment agreements with John P. Yeros, our chief executive officer, Kirk S. Honour, our president, and Randy W. Gilbert, our chief financial officer. These agreements became effective on February 1, 2017; thus, the Company did not make any payments under these agreements during the year ended December 31, 2016. Also on February 1, 2017, we entered into an employment agreement with Damon R. Cuzick, our chief operating officer. The employment agreements with our executive officers are described below.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

J. Yeros Employment Agreement

On November 23, 2016, the Company succeeded as a party to the employment agreement between John Yeros and Shock, Inc. (the “J. Yeros Employment Agreement”), which became effective upon our February 1, 2017 acquisition of Environmental Alternative Fuels, LLC, and its subsidiary, EVO CNG, LLC. The J. Yeros Employment Agreement provides for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the J. Yeros Employment Agreement, Mr. Yeros is eligible to earn base compensation of $240,000 per year, incentive compensation based on Mr. Yeros’ performance as determined by the Company’s board of directors and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

If Mr. Yeros’ employment is terminated without cause or he resigns with good reason, he would receive severance, subject to his execution and non-revocation of a release of claims in favor of the Company and its officers, directors and affiliates, in an amount equal to: (A) any unpaid base salary, reimbursement for unpaid expenses and all other accrued payments or benefits through his termination date, plus (B) his monthly base salary at the level in effect immediately prior to his termination date, multiplied by the longer of (1) the period between his last day of employment and the one year anniversary of his employment if his employment is terminated prior to such one year anniversary or (2) six months.

The J. Yeros Employment Agreement also includes a customary confidentiality covenant and two-year post-termination nonsolicitation and non-interference covenants.

 K. Honour Employment Agreement

On November 23, 2016, the Company succeeded as a party to the employment agreement between Kirk Honour and Shock, Inc. (the “K. Honour Employment Agreement”), which became effective on February 1, 2017. The K. Honour Employment Agreement provides for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the K. Honour Employment Agreement, Mr. Honour is eligible to earn base compensation of $180,000 per year, incentive compensation based on Mr. Honour’s performance as determined by the Company’s board of directors and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

If Mr. Honour’s employment is terminated without cause or he resigns with good reason, he would receive severance, subject to his execution and non-revocation of a release of claims in favor of the Company and its officers, directors and affiliates, equal to: (A) any unpaid base salary, reimbursement for unpaid expenses and all other accrued payments or benefits through his termination date, plus (B) his monthly base salary at the level in effect immediately prior to his termination date, multiplied by the longer of (1) the period between his last day of employment and the one year anniversary of his employment if his employment is terminated prior to such one year anniversary or (2) six months.

The K. Honour Employment Agreement also includes a customary confidentiality covenant and two-year post-termination nonsolicitation and non-interference covenants.

Randy W. Gilbert Employment Agreement

On November 23, 2016, the Company succeeded as a party to the employment agreement between Randy W. Gilbert and Shock, Inc. (the “R. Gilbert Employment Agreement”), which became effective on February 1, 2017. The R. Gilbert Employment Agreement provides for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the R. Gilbert Employment Agreement, Mr. Gilbert is eligible to earn base compensation of $150,000 per year, incentive compensation based on Mr. Gilbert’s performance as determined by the Company’s board of directors and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

If Mr. Gilbert’s employment is terminated without cause or he resigns with good reason, he would receive severance, subject to his execution and non-revocation of a release of claims in favor of the Company and its officers, directors and affiliates, equal to: (A) any unpaid base salary, reimbursement for unpaid expenses and all other accrued payments or benefits through his termination date, plus (B) his monthly base salary at the level in effect immediately prior to his termination date, multiplied by the longer of (1) the period between his last day of employment and the one year anniversary of his employment if his employment is terminated prior to such one year anniversary or (2) six months.

The R. Gilbert Employment Agreement also includes a customary confidentiality covenant and two-year post-termination nonsolicitation and non-interference covenants.

Damon Cuzick Employment Agreement

On February 1, 2017, the Company entered into an employment agreement with Damon Cuzick (the “Damon Cuzick Employment Agreement”). The Damon Cuzick Employment Agreement provides for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the Damon Cuzick Employment Agreement, Mr. Cuzick is eligible to earn base compensation of $180,000 per year, incentive compensation based on Mr. Cuzick’s performance as determined by the Company’s board of directors and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

If Mr. Cuzick’s employment is terminated without cause or he resigns with good reason, he would receive severance, subject to his execution and non-revocation of a release of claims in favor of the Company and its officers, directors and affiliates, equal to any unpaid base salary, reimbursement for unpaid expenses and all other accrued payments or benefits through his termination date, plus the greater of: (1) his monthly base salary at the level in effect immediately prior to his termination date, multiplied by number of full or partial months, if any, in the period beginning on his termination date and ending on the date his initial employment term would have ended, if later than his termination date or (2) one-half of his annual base salary at the level in effect immediately prior to his termination date.

The Damon Cuzick Employment Agreement also includes a customary confidentiality covenant and two-year post-termination nonsolicitation and non-interference covenants.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2016, there were no unexercised options, stock that has not vested, or equity incentive plan awards held by our named executive officers.

Director Compensation

No members of our Board of Directors are currently compensated for their services. Our directors are reimbursed for reasonable expenses incurred in connection with their service and may be compensated by certain stockholders to the extent they were initially appointed as designees on behalf of such holders.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Compensation Committee Report

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 25, 2017, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group. Unless otherwise indicated, the address of each person listed below is in the care of Minn Shares Inc. 315 E. Lake St. Suite 301, Wayzata, MN 55391.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants currently exercisable or exercisable within 60 days. Shares of our capital stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the beneficial ownership percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the beneficial ownership percentage of any other person.

On April 6, 2017, the Company effected a 50-for-1 reverse stock split of its common stock pursuant to which each 50 shares of issued and outstanding common stock became one share of common stock (the “Reverse Split”). No fractional shares were issued as a result of the Reverse Split. All share amounts reported below have been adjusted to reflect the effects of the Reverse Split.

Name of Beneficial Owner or Identity of Group(1)	Number of Shares Beneficially Owned	Percent
5% Beneficial Owners
Tim Gorry[2]	24,801	7.6%
James Jackson[3]	36,350	11.2%
Steve Alpeter[4]	36,259	11.1%
Phil Musser[5]	16,505	5.1%
John Honour	21,797	6.7%
Executive Officers and Directors
John P. Yeros	24,650	7.6%
Kirk S. Honour	47,171	14.5%
Randy W. Gilbert	10,124	3.1%
Scott M. Honour[6]	46,103	14.1%
Thomas J. Abood	6,593	2.0%
Danny R. Cuzick	-	-
Damon R. Cuzick	-	-
All executive officers and directors as a group (7 persons)	134,641	41.3%

*Less than 1%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
(2)	The business address of Tim Gorry is 1840 Century Park East, Suite 500, Los Angeles, CA 90067-2120.
(3)	The business address of James Jackson is 707 Wilshire Blvd. Suite 4600, Los Angeles CA 90017.
(4)	The shares are owned by Alpeter Family Limited Partnership, of which Steve Alpeter is the beneficial owner. The business address of Alpeter Family Limited Partnership is 117 Portland Ave., #601, Minneapolis, MN 55401.
(5)	The shares are owned by New Frontier Strategy, of which Phil Musser is the beneficial owner. The business address of New Frontier Strategy is 315 Kentucky Avenue, Alexandria, VA 22305.
(7)	42,935 shares are owned by Falcon Capital LLC, of which Scott M. Honour is the beneficial owner and 3,168 shares are owned by Honour Capital LP, of which Scott M. Honour is the beneficial owner.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Company Founders/Managers/Directors Control the Company

Immediately prior to the Titan Securities Exchange, Titan’s former founders, managing members and directors (including our current directors and executive officers John P. Yeros, Kirk S. Honour, Scott M. Honour and Randy Gilbert) beneficially owned and held a total of 226,125 of Titan’s total 282,626 Class A Membership Units issued and outstanding, or 80% of Titan’s Units in total. Therefore, Titan’s former founders, managing members and directors were in a position to control Titan. After giving effect to the Titan Securities Exchange, the Shock Merger and the EAF Share Exchange, our executive officers and directors beneficially own approximately 135,000 of the Company’s 317,207 issued and outstanding common stock, or approximately 42.4% of the Company’s common stock.

Investments in and Loans to Titan El Toro LLC

Prior to our 2016 acquisition of Titan El Toro LLC, a wholly owned subsidiary of Titan that operates our Titan El Toro fueling station, Titan’s former founders, managing members and directors invested $109,599 of equity in Titan El Toro LLC which they exchanged for 10,892 Units of Titan. Titan’s former founders, managing members and directors also previously held $594,000 of mezzanine debt and $367,000 in bridge debt in Titan El Toro LLC. Of those amounts, approximately $942,000 of principal and interest was exchanged for 31,652 Units of Titan. All Units of Titan were exchanged for shares of our common stock in the Titan Securities Exchange. In addition, Titan’s former founders, managing members and directors hold approximately $450,000 in Junior Bridge Notes and $670,000 in Senior Bridge Notes (as such terms are defined below).

Guarantee of Tradition Facility

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with Titan El Toro LLC. The proceeds from the note were received by Titan El Toro LLC and the note payable is recorded by Titan El Toro LLC. The note is a ten year term note with interest fixed at 5.50% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of the Company’s business assets and is personally guaranteed by certain of Titan’s former founders, managing members and directors. Titan issued 35,491 Class A Membership Units to those former founders, managing members and directors as compensation for the guarantee, which Units were subsequently exchanged for shares of our common stock in connection with the Titan Securities Exchange. The amount outstanding on the note as of December 31, 2016 was $1,194,989. The note was obtained pursuant to a Loan Agreement with Tradition Capital Bank dated December 31, 2014. The Company was, as of December 31, 2016, and currently is, in violation of certain covenants. However, the Company received a covenant waiver to remedy the technical non-compliance under our SBA Loan.

The Company issued a Convertible Promissory Note in the principal amount of $1.14 million and a Working Capital Note in the principal amount of $50,000 to Damon Cuzick in connection with the closing of the EAF Share Exchange. Damon Cuzick’s Convertible Promissory Note is secured by all of the assets of EAF and the membership interests in EAF. In connection with Damon Cuzick’s appointment as chief operating officer, the Company and Damon Cuzick entered into the Damon Cuzick Employment Agreement. Damon Cuzick is the son of Danny Cuzick, a member of the Company’s board of directors.

The Company issued a Senior Promissory Note in the principal amount of $3.8 million, a Convertible Promissory Note in the principal amount of $6.65 million and a Working Capital Note in the principal amount of $125,000 to Danny Cuzick in connection with the closing of the EAF Share Exchange. Danny Cuzick’s Convertible Promissory Note is secured by all of the assets of EAF and the membership interests in EAF. The Company also guaranteed a loan from Danny Cuzick to EAF in the principal amount of $4 million. There are no other related party transactions involving Danny Cuzick that are reportable under Item 404(a) of Regulation S-K.

On January 1, 2016, Titan issued eight subordinated notes payable to its former members (the “Junior Bridge Notes”) with a maturity date of December 31, 2020 for approximately $876,000, as well as 64,387 (equivalent to 56,608 common shares) Class A Membership Units in Titan. Titan issued an additional Junior Bridge Note on January 1, 2016 for approximately $99,000 to evidence pre-existing indebtedness. The Junior Bridge Notes bear interest at 12% per year with a default rate of 15% per year. The Junior Bridge Notes are secured by a subordinate security interest on substantially all assets of Titan.

On February 29, 2016, Titan issued five promissory notes payable to its former members (the “Senior Bridge Notes”) with an original maturity date of June 28, 2016 for approximately $672,000, as well as 14,762 (equivalent to 18,806 common shares) Class A Membership Units. The Senior Bridge Notes originally bore interest at 12% per year with a default interest rate of 15% per year. Two of the Senior Bridge Notes were originally long-term debt of Titan outstanding at December 31, 2015 and converted into Senior Bridge Notes. In the event of a default under the Senior Bridge Notes, Titan is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and effective March 14, 2016 the interest rate was increased from 12% to 16%. The default interest rate was increased from 15% to 18%. As part of that first amendment, the note holders received 3,359 Class A Membership Units in Titan (equivalent to 2,953 common shares). In September 2016, the Senior Bridge Notes were amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holders. In addition, at Titan’s sole discretion, assuming the notes are not in default, Titan has the ability to extend the notes to October 31, 2017. A fee of 1% of the outstanding principal balance was paid at January 31, 2017 to extend the term of the notes and will be paid on April 30, 2017 and again on July 31, 2017 should Titan choose to extend the notes at each of these dates. The notes are secured by a subordinate security interest on substantially all of the Titan’s assets and are personally guaranteed by Scott Honour and Kirk Honour.

Other Related Transactions

In connection with closing the Titan Securities Exchange, the Company issued three convertible promissory notes (the “Minn Shares Notes”) in the aggregate principal amount of $415,173.98 to Joseph H. Whitney, The Globe Resources Group, LLC and Richard E. Gilbert. The Minn Shares Notes amended and restated the terms of previously outstanding loans from Richard Gilbert, Paramount Trading, Ltd. and The Globe Resources Group, LLC. The Minn Shares notes bear interest at the rate of 5% per annum and mature in November 2019 unless earlier converted. Each Minn Shares Note is convertible at the holder’s option upon (i) a sale by the Company of not less than $7,500,000 of its equity securities, (ii) a corporate transaction such as a merger, consolidation or asset sale involving either the sale of all or substantially all of the Company’s assets or the transfer of at least 50% of the Company’s equity securities or (iii) the maturity date. The Minn Share Notes are subject to mandatory conversion upon the conversion into equity securities of the Junior Bridge Notes and Senior Bridge Notes upon the same conversion terms as the Junior Bridge Notes and Senior Bridge Notes.

The Company currently utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the NASDAQ Listing Rules.

Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. In considering a director’s independence, the board of directors considers any related-party transactions that currently exist or have occurred during the timeframes specified by NASDAQ Listing Rule 5605(a)(2) and whether the director has any relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under the NASDAQ Listing Rules, each of Scott M. Honour and Danny R. Cuzick would not be considered an independent director.

Item 14. Principal Accounting Fees and Services

The following summarizes the fees we were billed for audit and non-audit services rendered for the fiscal years ended December 31, 2016 and 2015. Lurie, LLP audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2015 and was Titan’s auditor before our acquisition of Titan. EKS&H LLP is our current auditor. No fees for professional services rendered by EKS&H LLP were incurred during the year ended December 31, 2016 because we did not engage EKS&H LLP until February 2017.

Audit Fees

EKS&H’s audit fees billed were $76,000 for the year ended December 31, 2016, and Lurie, LLP’s audit fees billed in connection with Titan’s financial statements were $176,000 for the year ended December 31, 2016. Lurie, LLP’s audit fees billed were $23,100 for the year ended December 31, 2015.

Audit-Related Fees

There were no audit-related fees billed by EKS&H LLP in the fiscal years ended December 31, 2016 and 2015.

Tax Fees

There were no tax fees billed by EKS&H LLP in the fiscal years ended December 31, 2016 and 2015.

All Other Fees

There were no other fees billed by EKS&H LLP for other products and services in the fiscal years ended December 31, 2016 and 2015.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all fees and services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The following financial statements were included under Item 8 of our Original Form 10-K filed with the SEC on April 18, 2017:

Statement

Table of Contents

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Deficit

Statements of Cash Flows

Notes to Financial Statements

Financial Statement Schedules

None.

Exhibits

See the Exhibit Index immediately following the signature page to this Amendment No. 1 to annual report on Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINN SHARES INC.

Date: May 1, 2017	By:	/s/ John P. Yeros
John P. Yeros
Chief Executive Officer
Principal Executive Officer

Date: May 1, 2017	By:	/s/ Randy W. Gilbert
Randy W. Gilbert
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

The exhibits listed below are filed with this Amendment No. 1 to annual report on Form 10-K. Certain exhibits and schedules to the documents listed below have been omitted pursuant to Item 601 of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request to the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

Exhibit	Description
2.1	Articles of Merger of Minn Shares Inc. (a Minnesota corporation) and Minn Shares Inc. (a Delaware corporation) (1)
2.2	Certificate of Merger of Minn Shares Inc. (a Minnesota corporation) into Minn Shares Inc. (a Delaware corporation) (1)
2.3	Agreement and Plan of Securities Exchange, dated November 22, 2016, by and among Minn Shares Inc., Titan CNG LLC and the members of Titan CNG LLC (2)
2.4	Agreement and Plan of Merger, dated November 23, 2016, by and between Shock, Inc. and Minn Shares Inc. (2)
2.5	Agreement and Plan of Securities Exchange, dated January 11, 2017, by and among EVO CNG, LLC, Environmental Alternative Fuels, LLC, Danny R. Cuzick, Damon R. Cuzick, Theril H. Lund, Thomas J. Kiley and Minn Shares Inc. (3)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation(8)
3.3	Bylaws (1)
4.1	Loan Agreement, dated as of December 31, 2014, by and between Titan El Toro, LLC and FirstCNG LLC and Tradition Capital Bank (2)
4.2	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of the Alpeter Family Limited Partnership (2)
4.3	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Brian and Renae Clark (2)
4.4	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Falcon Capital LLC (2)
4.5	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Honour Capital LP (2)
4.6	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of James Jackson (2)
4.7	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of John Honour (2)
4.8	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Keith and Janice Clark (2)
4.9	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Kirk Honour (2)
4.10	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Stephen and Jayne Clark (2)
4.11	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Red Ocean Consulting, LLC (2)
4.12	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Thomas J. Abood Revocable Trust u/a dated August 17, 2012 (2)
4.13	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of James Jackson (2)
4.14	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Alpeter Family Limited Partnership (2)
4.15	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of David M. Leavenworth (2)
4.16	Secured Bridge Note, dated September 26, 2016, by Titan CNG LLC in favor of Red Ocean Consulting, LLC (2)
4.17	First Amendment to Senior Bridge Loan Documents, dated July 26, 2016, by and among Titan CNG LLC, Titan Blaine, LLC, Titan El Toro, LLC, Titan Diamond Bar, LLC, Thomas J. Abood Revocable Trust U/A Dated August 17, 2012 As Amended, James Jackson, David M. Leavenworth, Alpeter Family Limited Partnership, Bonita Beach Blues, Inc., Red Ocean Consulting, LLC, Scott Honour and Kirk Honour(2)
4.18	Secured Bridge Note, dated July 26, 2016, by Titan CNG LLC in favor of Bonita Beach Blues, Inc. (2)
4.19	Second Amendment to Senior Bridge Loan Documents, dated September 26, 2016, by and among Titan CNG LLC, Titan Blaine, LLC, Titan El Toro, LLC, Titan Diamond Bar, LLC, Thomas J. Abood Revocable Trust U/A Dated August 17, 2012 As Amended, James Jackson, David M. Leavenworth, Alpeter Family Limited Partnership, Bonita Beach Blues, Inc., Red Ocean Consulting, LLC, Scott Honour and Kirk Honour (2)

Exhibit	Description
4.20	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of Joseph H. Whitney (2)
4.21	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of The Globe Resources Group, LLC (2)
4.22	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of Richard E. Gilbert (2)
4.23	Secured Bridge Note, dated January 31, 2017, by Titan CNG LLC in favor of the Richard H. Enrico Revocable Trust Dated June 9, 1998 (4)
4.24	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.25	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Damon R. Cuzick (4)
4.26	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Theril H. Lund (4)
4.27	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Thomas J. Kiley (4)
4.28	Senior Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.29	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Danny R. Cuzick (4)
4.30	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Damon R. Cuzick (4)
4.31	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Theril H. Lund (4)
4.32	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Thomas J. Kiley (4)
4.33	Promissory Note, dated February 1, 2017, by Environmental Alternative Fuels, LLC in favor of Danny R. Cuzick (4)
10.1+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and Kirk Honour (2)
10.2+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and John Yeros (2)
10.3+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and Randy Gilbert (2)
10.4+	Employment Agreement, dated February 1, 2017, between Minn Shares Inc. and Damon R. Cuzick (4)
10.5	Compressed Natural Gas Fuel Station Agreement, dated June 28, 2016, by and between Titan Blaine, LLC, Walters’ Recycling & Refuse, Inc. and Walters’ Investments, LLC (2)
10.6	Lease Agreement, dated February 24, 2014, between Grace Whisler Trust and Whisler Holdings LLC and FirstCNG LLC (2)
10.7	First Amendment to Lease, dated June 9, 2014, between Grace Whisler Trust and Whisler Holdings LLC and FirstCNG LLC (2)
10.8	Lease Contract, effective December 19, 2015, between South Coast Air Quality Management District and Titan Diamond Bar LLC (2)
10.9	Lease Agreement, dated December 20, 2013, between Central Freight Lines and EVO CNG, LLC. (8)
10.10	Amended and Restated Limited Liability Company Agreement of Titan CNG LLC, effective as of January 1, 2016 (2)
10.11	Limited Liability Company Agreement of Environmental Alternative Fuels, LLC dated May 3, 2012(8)
10.12	Line Extension Contract, dated April 3, 2014, between Southern California Gas Company and EVO CNG, LLC(8)
10.13	Fuel Purchase Agreement, dated April 12, 2013, between Environmental Alternative Fuels, LLC and Central Freight Lines, Inc. (8)
10.14	Incremental Natural Gas Facilities Agreement, dated February 24, 2014, between Southwest Gas Corporation and Environmental Alternative Fuels, LLC(8)
10.15	Service Agreement for Transportation of Customer Secured Natural Gas dated October 2, 2014 by and between Southwest Gas Corporation and Environmental Alternative Fuels, LLC(8)
10.16	Fuel Purchase Agreement, dated January 11, 2013, between Environmental Alternative Fuels, LLC and Sheehy Mail Contractors, Inc. (8)
10.17	Master Retail Gas Sales Agreement, dated November 1, 2013, between Integrys Energy Services – Natural Gas, LLC and EVO CNG, LLC(8)
10.18	Fuel Purchase Agreement, dated October 1, 2013, between EAF and Central Freight Lines, Inc. (8)
10.19	Natural Gas Service and Pipeline Agreement, dated November 12, 2014, between EAF and LDC, llc(8)
14.1	Code of Conduct for Officers and Directors (5)
16.1	Letter from Lurie, LLP to the Securities and Exchange Commission dated February 7, 2017 (6)

Exhibit	Description
16.2	Letter from Lurie, LLP to the Securities and Exchange Commission dated April 17, 2017 (7)
21.1	Subsidiaries of Minn Shares Inc. (8)
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2016(8)
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2016(8)
31.3*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2016
31.4*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2016
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002(8)
101.INS	XBRL INSTANCE DOCUMENT(8)
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT(8)
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT(8)
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT(8)
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT(8)
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT(8)

*	Filed herewith
+	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on December 10, 2010 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 29, 2016 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 18, 2017 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 6, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 28, 2011 and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on February 8, 2017 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company's amended current report on Form 8-K filed with the SEC on April 18, 2017 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company's annual report on Form 10-K filed with the SEC on April 18, 2017 and incorporated herein by reference.

