Form 10-Q
period 2017-03-31
MINN SHARES INC
filed 2017-05-26
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 19, 2017, there were 325,974 shares of the registrant’s common stock, par value $0.0001, outstanding.

MINN SHARES INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MINN SHARES INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$282,580	$24,944
Accounts receivable	360,934	-
Volumetric excise tax credit receivable	-	15,214
Inventory	1,255	-
Prepaids	43,694	11,576
Total current assets	688,463	51,734
Non-current assets
Property and equipment, net	7,870,334	1,102,249
Construction in progress	470,694	79,354
Goodwill and other intangibles	4,097,641	-
Deposits and other long-term assets	250,087	39,646
Total non-current assets	12,688,756	1,221,249
Total assets	$13,377,219	$1,272,983
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,376,268	$822,829
Accounts payable - related party	304,838	261,060
Advances from member	519,825	37,500
Accrued interest - related party	282,261	164,368
Accrued expenses	200,910	127,596
Derivative liability	5,873	-
Current portion of subordinated convertible senior notes payable to members	1,421,556	1,021,556
Convertible promissory notes - related party	3,993,603	-
Current portion of long-term debt	122,974	121,299
Total current liabilities	8,228,108	2,556,208
Non-current liabilities
Long term subordinated convertible notes payable to members	1,166,373	1,166,373
Convertible promissory notes - related party, net unamortized discount of $2,388,123 and $0	7,516,980	405,103
Long term debt, less current portion	1,042,311	1,073,690
Derivative liability, less current portion	48,752	-
Deferred rent	15,439	15,439
Deferred income tax liability	71,294	71,294
Total non-current liabilities	9,861,149	2,731,899
Total liabilities	18,089,257	5,288,107
Commitments and contingencies
Members' and Stockholders' deficit
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 325,974 (2017) and 317,207 (2016) shares issued and outstanding	33	32
Additional paid-in capital	912,490	899,304
Accumulated deficit	(5,624,561)	(4,914,460)
Total members' and stockholders' deficit	(4,712,038)	(4,015,124)
Total liabilities and members' and stockholders' deficit	$13,377,219	$1,272,983

See notes to unaudited consolidated financial statements.

MINN SHARES INC.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue
CNG sales	$477,227	$64,470
Volumetric excise tax credit	-	47,375
Total revenue	477,227	111,845
CNG cost of sales	269,836	53,372
Gross profit	207,391	58,473
Operating expenses
General and administrative	560,589	299,720
Depreciation	130,231	51,312
Total operating expenses	690,820	351,032
Other expense
Interest expense	(198,665)	(56,212)
Loss on acquisition of El Toro	-	(717,011)
Gain on derivative liability	(28,007)	-
Total other expense	(226,672)	(773,223)
Net loss	$(710,101)	$(1,065,782)
Basic weighted average common shares outstanding	321,285	139,040
Basic loss per common share	$(2.21)	$(7.67)
Diluted weighted average common shares outstanding	325,974	139,040
Diluted loss per common share	$(2.21)	$(7.67)

See notes to unaudited consolidated financial statements.

MINN SHARES INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(710,101)	$(1,065,782)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	130,231	51,312
Deferred rent	-	(4,215)
Prepaid rent	-	22,711
Loss on acquisition of El Toro	-	717,011
Loss on derivative liability	52	-
Realized gain on derivative	(28,059)	-
Common stock issued with debt	13,187	-
Accretion of debt discount	17,684	-
Consulting expense converted to subordinated notes payable to members	-	99,235
Amortization of deferred financing costs	-	52,579
Changes in assets and liabilities
Accounts receivable	(360,934)	-
Volumetric excise tax credit receivable	15,214	(47,615)
Inventory	(1,255)	-
Due from related parties	-	21,986
Deposits and other long-term assets	(11,691)	-
Accounts payable	306,927	(99,961)
Accounts payable - related party	43,778	47,052
Accrued interest related party	117,893	(10,242)
Accrued expenses	73,314	1,000
	316,341	850,853
Net cash used in operating activities	(393,760)	(214,929)
Cash flows from investing activities
Purchase of equipment	-	(33,494)
Construction in progress	(144,828)	(66,494)
Cash from acquisition	-	(3,434)
Net cash used in investing activities	(144,828)	(103,422)
Cash flows from financing activities
Line-of-credit	-	(150,000)
Advances from member	482,325	37,500
Promissory note - related party	(56,397)	-
Subordinated convertible senior notes payable to members	400,000	650,000
Payments of principal on long-term debt	(29,704)	(18,474)
Net cash provided by financing activities	796,224	519,026
Net increase in cash	257,636	200,675
Cash and cash equivalents - beginning of year	24,944	358
Cash and cash equivalents - end of year	$282,580	$201,033

See notes to unaudited consolidated financial statements.

MINN SHARES INC.

Supplemental disclosure of cash flow information:

Cash paid for interest for the three months ended December 31, 2017 and 2016 was $63,088 and $66,454, respectively.

Supplemental disclosure of non-cash activity:

During the three months ended March 31, 2017 and 2016 the Company had $246,512 and $247,277, respectively, of construction in progress purchases in accounts payable.

On February 1, 2017, the Company acquired Environmental Alternative Fuels, LLC (“EAF”)to further its business model to acquire existing CNG stations. The following is the allocation of the assets and liabilities as of February 1, 2017:

Prepaid	$32,118
Goodwill and other intangibles	4,097,641
Property and equipment	6,898,316
Deposits and other long-term assets	198,750
Derivative liability	(5,821)
Derivative liability, less current portion	(76,811)
Convertible promissory note - related party	(4,050,000)
Convertible promissory note - related party, less current portion	(7,094,193)

During the three months ended March 31, 2016, the Company converted $99,235 of consulting expense into subordinated notes payable to members.

During the three months ended March 31, 2016, the Company converted $127,108 of accounts payable - related party into subordinated notes payable to members.

During the three months ended March 31, 2016, the Company converted $85,599 of long term notes payable related party into $21,556 and $64,043 of subordinated convertible senior notes payable to members and subordinated notes payable to members, respectively.

See notes to unaudited consolidated financial statements.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Securities Exchange

These financial statements represent the consolidated financial statements of Minn Shares Inc. (“Minn Shares”), its wholly owned subsidiaries, Titan CNG LLC (“Titan”) and Environmental Alternative Fuels, LLC (“EAF”), Titan’s wholly-owned subsidiaries, El Toro, Titan Diamond Bar LLC (“Diamond Bar”), and Titan Blaine, LLC (“Blaine”), and EAF’s wholly-owned subsidiary, EVO CNG, LLC (“EVO”) (collectively, the "Company").

On November 22, 2016, Titan and its members entered into an Agreement and Plan of Securities Exchange with Minn Shares whereby Minn Shares acquired all of the equity interests of Titan and Titan became a wholly-owned subsidiary of Minn Shares (the “Titan Securities Exchange”). Minn Shares issued 248,481 shares of its Common Stock to acquire Titan, which resulted in the former Titan equity holders owning approximately 91.25% of the outstanding Common Stock after the consummation of the Titan Securities Exchange.

At the closing of the Titan Securities Exchange, all of the units issued and outstanding for Titan immediately prior to the closing of the Titan Securities Exchange were converted into 248,481 shares of common stock, par value $0.0001 per share (“Common Stock”) of Minn Shares. The Company did not have any stock options or warrants to purchase shares of its capital stock outstanding at the time of the Titan Securities Exchange.

Cash and cash equivalents	$3,377
Accounts payable	(54,036)
Convertible promissory note - related party	(405,103)
Reverse acquisition	$(455,762)

Because the former members of Titan owned approximately 91.25% of the combined company on completion of the Titan Securities Exchange, the transaction was accounted for as a recapitalization through a reverse acquisition, with no goodwill or other intangibles recorded. As such, the financial information reflects the historical financial information of Titan, Diamond Bar and Blaine and the remaining assets and liabilities of Minn Shares brought over at historical cost. Minn Shares’ results of operation, which were de minimis, are included in the Company’s financial statements from the date of acquisition, November 22, 2016. Costs of the transaction have been charged to operations. The capital structure of the Company has been retroactively adjusted to reflect that of Minn Shares with all shares being adjusted based on the exchange ratio of equity interest in connection with the Titan Securities Exchange.

As a result of the Titan Securities Exchange, Minn Shares acquired the business of Titan and Titan subsidiaries El Toro, Diamond Bar and Blaine as of November 22, 2016, and will continue the existing business operations of Titan, El Toro, Diamond Bar and Blaine as a publicly traded company under the name Minn Shares Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of March 31, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 18, 2017.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Securities Exchange (continued)

On February 1, 2017, Minn Shares, EAF, EVO, and Danny R. Cuzick (“Danny Cuzick”), Damon R. Cuzick (“Damon Cuzick”), Theril H. Lund and Thomas J. Kiley (together with Danny Cuzick and Damon Cuzick, the “EAF Members”) consummated the transactions contemplated by that certain Agreement and Plan of Securities Exchange dated January 11, 2017 (the “EAF Exchange Agreement”), by and among Minn Shares, EAF, EVO and the EAF Members. Pursuant to the EAF Exchange Agreement, Minn Shares acquired all of the membership interests in EAF (the “EAF Interests”) from the EAF Members. EAF, together with EVO, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin.

In determining the accounting acquirer in the transactions contemplated by the EAF Exchange Agreement, management considered the Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) 805—Business Combinations. Specifically, management considered the guidance in ASC 810-10, which generally provides that the acquirer in a business combination transaction is determined by identifying the existence of a controlling financial interest, which can typically be determined by the ownership of a majority voting interest. Because the Minn Shares stockholders continued to own all of the outstanding shares of Common Stock on completion of the transactions contemplated by the EAF Exchange Agreement, management determined that Minn Shares was the accounting acquirer in the EAF transaction. However, because the Convertible Notes issued as consideration pursuant to the EAF Exchange Agreement could convert to a majority of the issued and outstanding Common Stock, management will continue to evaluate the accounting treatment for the EAF transaction.

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the vehicle fuels industry.  As of March 31, 2017 the Company acquired EAF, which was financed through approximately $13.6 million of debt of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date.  As of March 31, 2017, the Company has a working capital deficit of approximately $7.5 million which management anticipates rectifying with additional public or private offerings. The Company also is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Note 2 - Description of Business and Summary of Significant Accounting Policies

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

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 2 - Description of Business and Summary of Significant Accounting Policies (continued)

On February 1, 2017, pursuant to the EAF Exchange Agreement, Minn Shares acquired all of the membership interests of EAF. EAF, together with EVO, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin.

Minn Shares Inc. was incorporated in the State of Delaware on October 22, 2010.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Minn Shares Inc. and its subsidiaries, Titan and EAF, Titan's wholly owned subsidiaries, El Toro, Diamond Bar and Blaine, and EAF’s wholly owned subsidiary, EVO. All intercompany accounts and transactions have been eliminated in consolidation.

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

The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to accounts receivable, depreciation and useful lives on property and equipment and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. No allowance for doubtful accounts was recorded for the three months ended March 31, 2017.

Concentrations of Credit Risk

During the three months ended March 31, 2017 and 2016, five customers accounted for 92% and 13%, respectively of total revenues. At March 31, 2017 and 2016, five customers accounted for 93% of total accounts receivable.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 2 - Description of Business and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from five to 40 years, and the shorter of the estimated economic life or related lease terms for leasehold improvements. The Company expenses repairs and maintenance costs as incurred and capitalizes costs that extend the useful lives of the stations.

Construction in progress represents the accumulated costs of assets not yet placed in service and primarily relates to equipment purchases and architectural fees for a CNG station being constructed by Blaine.

Goodwill and Intangible Assets

Goodwill represents the excess of fair value over the net assets of the business acquired. Goodwill is evaluated for impairment annually or when a triggering event indicates it is more likely than not that an impairment may be necessary. Definite-lived intangible assets are amortized over their estimated useful lives. In addition, amortized intangible assets are reviewed for impairment annually or when indicators of impairment exist. No impairment expense was recognized during the three months ended March 31, 2017.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

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

Revenue Recognition

The Company's revenues primarily consist of CNG fuel sales. These revenues are recognized in accordance with GAAP, which requires that the following four criteria must be met before revenue can be recognized:

(i) persuasive evidence of an arrangement exists;

(ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered;

(iii) the price is fixed or determinable; and

(iv) collectability is reasonably assured.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 2 - Description of Business and Summary of Significant Accounting Policies (continued)

Applying these factors, the Company typically recognizes revenue from the sale of natural gas fuel at the time the fuel is dispensed. The Company is eligible to receive, at times, a federal alternative fuels tax credit when a gasoline gallon equivalent of CNG is sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claims the credit. The Company records its VETC credits, if any, as revenue in its statements of operations as the credits are fully refundable. See the discussion under VETC below for further information.

Grant revenue is recognized when all eligible requirement have been met.

Volumetric Excise Tax Credit

For 2016, the VETC credit was $0.50 per gasoline gallon equivalent of CNG that is sold as a vehicle fuel. The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for 2013 and made it retroactive to January 1, 2012. The Tax Increase Prevention Act, signed into law on December 19, 2014, reinstated VETC for the 2014 calendar year and made it retroactive to January 1, 2014. The Company did not record any VETC revenues in 2012, 2013 or 2014. In December 2015, the VETC was extended through December 31, 2016 and made retroactive to January 1, 2015. As a result, VETC revenues for the three months ended March 31, 2016 was $47,375.

As of March 31, 2017 the VETC has not been extended into 2017.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from depreciation.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. Interest and penalties, if applicable, are recorded in the period assessed as general and administrative expenses. However, no interest or penalties have been assessed for the three months ended March 31, 2017 and 2016. Tax years that remain subject to examination include 2013 through the current year for federal and state, respectively.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 2 - Description of Business and Summary of Significant Accounting Policies (continued)

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU 2017-04"), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We do not expect the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 address multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification on the statements of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. An entity that elects early adoption must adopt all the amendments in the same period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We early adopted this ASU for the first quarter of 2017; due to our valuation allowance for income taxes, it has no impact on our consolidated financial statements and therefore it was not necessary to apply it retrospectively to 2016 for comparability.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.

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

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 3 - Acquisitions

EAF

On February 1, 2017, pursuant to the EAF Exchange Agreement, Minn Shares acquired all of the membership interests of EAF. EAF, together with EVO, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin.

In determining the accounting acquirer in the transactions contemplated by the EAF Exchange Agreement, management considered the Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) 805—Business Combinations. Specifically, management considered the guidance in ASC 810-10, which generally provides that the acquirer in a business combination transaction is determined by identifying the existence of a controlling financial interest, which can typically be determined by the ownership of a majority voting interest. Because the Minn Shares stockholders continued to own all of the outstanding shares of Common Stock on completion of the transactions contemplated by the EAF Exchange Agreement, management determined that Minn Shares was the accounting acquirer in the EAF transaction. However, because the Convertible Notes issued as consideration pursuant to the EAF Exchange Agreement could convert to a majority of the issued and outstanding Common Stock, management will continue to evaluate the accounting treatment for the EAF transaction.

The following unaudited table summarized the preliminary fair value allocation of the assets acquired and liabilities assumed at the acquisition date which were based on the best information available at the time the financial statements were issued and is subject to change.

Prepaid	$32,118
Goodwill and other intangibles	4,097,641
Property and equipment	6,898,316
Deposits and other long-term assets	198,750
Derivative liability	(5,821)
Derivative liability, less current portion	(76,811)
Convertible promissory note - related party	(4,050,000)
Convertible promissory note - related party, less current portion	(7,094,193)

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 3 - Acquisitions (continued)

The following table summarizes the unaudited pro forma results of the Company giving effect to the acquisition as if it had occurred on January 1, 2016. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had this acquisition occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

	For the Three Months Ended
	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	$681,250	$785,018
Net loss	$(630,703)	$(886,911)
Basic weighted average common stock outstanding	321,285	321,285
Basic loss per common share	$(1.96)	$(2.76)

The Company is evaluating, but expects the goodwill and other intangibles will likely be deductible for income tax purposes.

The Company has not provided the allocation of intangible assets as required under ASC 805-10-50-2 because the accounting for this business combination is incomplete at the time the financial statements were issued.

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

Also as consideration for the EAF Interests, Minn Shares issued convertible promissory notes to the EAF Members in the aggregate principal amount of $9.5 million (the “Convertible Notes”). The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of Common Stock, subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of the Company’s total outstanding shares of Common Stock on a post transaction basis. Accordingly, the conversion of the Convertible Notes will result in a change in control of the Company, all else being equal. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion of the Company’s subordinated notes payable to members and Senior Bridge Notes, convertible promissory notes, and certain accounts payable into Common Stock would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the EAF Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which the Company pledged to the EAF Members as security for the Convertible Notes.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 3 - Acquisitions (continued)

Each Convertible Note is convertible at the applicable holder’s option beginning on the first anniversary of the date of issuance of the Convertible Notes, including at any time within 90 days after the holder’s receipt of notice of consummation of (1) a reorganization, merger or similar transaction where Minn Shares is not the surviving or resulting entity or (2) the sale of all or substantially all of Minn Shares’ assets, subject to customary restrictions. Each holder’s conversion option is subject to a monthly limit of the number of shares of Common Stock equal to 10% of the thirty day average trading volume of shares of Common Stock during the prior calendar month. The Convertible Notes are also subject to mandatory conversion at the Company’s option beginning on the first anniversary of the date of issuance of the Convertible Notes if: (i) the closing price of the Common Stock is greater than (A) 150% of the price at which a share of Common Stock is sold in a Private Offering or (B) $10.00 if a Private Offering has not occurred by December 31, 2017 and (ii) the average daily trading volume of shares of Common Stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted at the greater of (i) the amount of interest to be converted divided by the exchange ratio of 0.1357, subject to adjustment for stock splits or combinations, or (ii) the amount of interest to be converted divided by the closing price of the Common Stock on the trading day preceding the conversion date.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, the Company issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note (the “Working Capital Notes”).

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

Note 4 - Balance Sheet Disclosures

Property and equipment are summarized as follows:

	March 31,	December 31,
	2017	2016
Equipment	$4,186,015	$664,276
Site development	401,462	401,462
Buildings	3,538,044	161,467
Leasehold improvements	46,728	46,728
Computer equipment	42,109	42,109
	8,214,358	1,316,042
Less accumulated depreciation	(344,024)	(213,793)
	$7,870,334	$1,102,249

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Balance Sheet Disclosures (continued)

Depreciation expense for the three months ended March 31, 2017 and 2016 was $130,231 and $51,312, respectively.

Construction in progress contains amounts paid and accrued for construction of the Blaine CNG station that has not been placed into service as of December 31, 2016.

Accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
Professional fees	$99,840	$82,386
Credit cards	30,390	32,061
FET taxes	60,755	-
Deferred rent	9,925	13,149
	$200,910	$127,596

Note 5 - Related Party Transactions

Accounts Payable - Related Party

The Company's accounts payables - related party consist of guaranteed payments and expense reimbursement to members. Accounts payable - related party was $304,838 and $261,060 for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

Advances Related Party

During the three months ended March 31, 2017, an EAF member advanced $482,325 to the Company.

During the year ended December 31, 2016, a Titan member advanced $2,000 to the Company.

During the year ended December 31, 2016 an El Toro member advanced $35,500 to the Company.

Accrued Interest - Related Party

The Company's accrued interest - related party are the accrued interest payments on members' convertible senior notes payable and notes payable to members. Accrued interest - related party was $282,261 and $164,368 for the three months ended March 31, 2017 and December 31, 2016, respectively.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Long-Term Debt

Long-term debt consists of:

	March 31, 2017	December 31, 2016
$1,300,000 SBA note payable issued December 31, 2014, with interest at 5.50% for the first five years, then adjusted to the SBA LIBOR base rate, plus 2.35% for the remaining five years. The note required interest only payments for the first twelve months and commencing during January 2016 calls for monthly principle and interest payments of $15,288. The note matures March 2024 is secured by substantially all of the Company’s business assets and is personally guaranteed by certain members. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. The Company issued to members 35,491 units (equivalent to 31,203 common shares) in Titan as compensation for the guarantee. The Company was in violation of certain restrictive covenants as of March 31, 2017 and December 31, 2016.	$1,165,285	$1,194,989

Six subordinated convertible senior notes payable to members ("Senior Bridge Loans") with interest at 12%.  In connection with the notes payable, the note holders were issued 25,541 Class A Membership Units (equivalent to 22,455 common shares).  In the event of a default the Company is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and allowed for an interest rate increase from 12% to 16% effective March 14, 2016. The default interest rate was increased from 15% to 18%. As part of the first amendment, the note holders received 3,359 Class A Membership Units (equivalent to 2,953 common shares) in Titan. In September 2016, the Senior Bridge Notes were amended to extend the due date to April 30, 2017 and the Company paid a fee for the extension of 1% of the outstanding principal balance to the note holders. In addition, at the Company's sole discretion, assuming the notes are not in default, the Company has the ability to extend the notes to October 31, 2017. A fee of 1% of the outstanding principal balance will be paid at January 31, 2017, April 30, 2017 and again on July 31, 2017 should the Company choose to extend the notes at each of these dates. The notes are secured by a subordinate security interest on substantially all of the Company's assets and are personally guaranteed by two members.  Subsequent to March 31, 2017, the Company paid the 1% fee to extend the notes to July 31, 2017.

	1,421,556	1,021,556

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Long-Term Debt (continued)

	March 31, 2017	December 31, 2016
Nine subordinated notes payable to members with interest at 12%, with maturity at December 2020, secured by a subordinate security interest on substantially all assets of the Company.	1,166,373	1,166,373
Three convertible promissory notes to members with interest at 12%, with maturity on or after November 2019. At the next equity financing the holder at their discretion may elect to convert the principal and interest. The promissory notes are unsecured.	405,103	405,103
A convertible promissory note to a former EAF member with interest at 7.5%, with maturity during December 2017, ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million or at discretion of the member.	3,743,603	-
Four convertible promissory notes to former EAF members with interest at 6%, with maturity during July 2017, with a private offering or at the discretion of the member. The convertible promissory notes are secured by substantially all of the Company's assets.	250,000	-
Four convertible promissory notes to former EAF members with interest at 1.5%, with maturity during February 2026, with a private offering or at the discretion of the member. The promissory notes are convertible into 1,400,000 shares. The convertible promissory notes are secured by substantially all of the Company's assets. The Company imputed an interest rate of 5% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method.	9,500,000	-
	17,651,920	3,788,021
Debt discount	(2,388,123)	-
Less current portion	(5,538,133)	(1,142,855)
	$9,725,664	$2,645,166

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes	Other Notes	Total
Nine months ended December 31, 2017
2017	$5,415,159	$122,974	$5,538,133
2018	-	128,141	128,141
2019	405,103	135,369	540,472
2020	1,166,373	143,005	1,309,378
2021	-	151,071	151,071
Thereafter	9,500,000	484,725	9,984,725
	$16,486,635	$1,165,285	$17,651,920

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 7 - Derivative Instruments

The Company periodically enters into various commodity hedging instruments to mitigate a portion of the effect of natural gas price fluctuations, as summarized in the table below. Open derivative positions are accounted for on a fair value basis at the consolidated balance sheet date, and any unrealized gain or loss is included in other expense on the consolidated statement of operations. Gains and losses from settled transactions are also recorded in other expense on the consolidated statement of operations. The Company does not have any derivative contracts designated as cash flow hedges.

The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets, by category.

Fair Value for the three months ended March 31, 2017

Current commodity derivative liability	$5,821
Long-term commodity derivative liability	48,752
Total derivative liability	$54,573

As of March 31, 2017, the Company was party to one open derivative position outstanding summarized below:

Type	Term	Volume Hedged (Dth)	Index	Fixed Price ($/Dth)
Swap	March 2015 - February 2019	95,000	NYM-LDS	$3.82

The Company incurred realized loss on derivative liability of $52 for the three months ended March 31, 2017. The Company incurred unrealized gain on derivative liability of $28,059 for the three months ended March 31, 2017.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company's policy is to recognize transfers in and/or out of the fair value hierarchy as of the end of the reporting period in which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below in all periods presented.

The following table presents the Company's financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016, by level, within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Liability
Derivative liability	$-	$54,573	$-	$54,573

The fair value of these derivative swap contracts is based on market prices posted on the New York Mercantile Exchange for natural gas. The Company determines the fair value of its derivative instruments under the income approach using a discounted cash flow model. The valuation model requires a variety of inputs, including contractual terms, projected natural gas prices, discount rates, and credit risk adjustments, as appropriate. The Company's estimates of fair value of derivatives include consideration of the counterparty's creditworthiness, the Company's creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant's view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company's derivative instruments are included within the Level 2 fair value hierarchy.

Note 9 - Commitments and Contingencies

Operating Leases

The Company leases office space in Minnesota on a month to month basis with payments of $977 per month.

Titan entered into an operating lease agreement which expires in February 2019, with an option to extend to February 2024. In November 2014 the lease was amended to add El Toro as a co-lessee. The monthly payments range from $10,000 to $11,604. The lease calls for rent increases over the term of the lease. The Company records rent expense on a straight line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as deferred rent.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 9 - Commitments and Contingencies (continued)

Rent expense for the three months ended March 31, 2017 and 2016 was approximately $35,000.

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,
Nine months ended December 31, 2017
2017	$104,000
2018	139,000
2019	23,000
$266,000

Grant Agreement

In 2013 the Titan was the recipient of two grants in the amount of $300,000 and $150,000 from the California Energy Commission (“CEC”) and SCAQMD. The grant funds were used to complete the construction of a facility on El Toro Road as contemplated in the grant agreements. The grant proceeds are subject to repayment if the Company does not satisfy certain operational metrics contained in the grant agreements. The Company believes that it can satisfy these objectives, although it cannot provide assurance that such future events will occur. In addition, the use of Titan on the project could be construed as requiring amendments to the grant agreements or consent from the CEC or SCAQMD, neither of which has been obtained by the Company.

During 2016, EVO was the recipient of a grant in the amount of $400,000 from the Texas Commission on Environmental Quality. The grant funds were used to complete the construction of the Company's San Antonio facility as contemplated in the grant agreement. The grant proceeds are subject to repayment if the Company does not satisfy certain operational metrics contained in the grant agreements. The Company believes that it can satisfy these objectives, although it cannot provide assurance that such future events will occur. The grant agreement expires in August 2020. The Company records the grant proceeds as a reduction of the cost of the respective station.

Walters Recycling and Refuse Station

In June 2016 Blaine entered into a compressed natural gas fuel station agreement with Walters, an unrelated third party. Under the agreement Blaine will construct, at its sole expense, a CNG dispensing system (the “System”) on a portion of the property owned by Walters. The System must include certain required elements as defined in the contract and will only be used for the purpose of filling Walters’ vehicles and authorized Blaine vehicles and trailers. Titan is required to have the System fully operational by June 2017. If the System is not fully operational by June 2017, Walters may terminate the agreement with 30 days written notice to Blaine. Blaine will be required to return the property to its pre-construction condition. Blaine shall retain ownership of all unattached movable components of the System. In addition, Blaine is responsible for all costs relating to installing the utilities required for the System as well as the costs for all ongoing system and property maintenance. The term of the agreement will be for a period of seven years and will commence on the date the System becomes fully operational and is first used by Walters, as defined in the agreement. Walters has the right to renew the agreement for four additional two year renewal periods. Beginning on the commencement date and through the contract term, Walters agrees to purchase 144,000 GGE, annually, of CNG, as defined, exclusively from Blaine. The rate charged to Walters includes an initial six month rate which is then adjusted as stated in the agreement.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 9 - Commitments and Contingencies (continued)

SCAQMD

In December 2015, Diamond Bar entered into a transfer of ownership and lease arrangement with the SCAQMD. This property has an existing CNG station previously owned and operated by the SCAQMD. Thirty days after the date of the agreement, SCAQMD transferred to Diamond Bar, without charge, all of their rights and interests in the existing assets. The agreement also specifies that Diamond Bar lease the property for $1 and identifies certain commitments agreed to by the parties. Some of the more significant ones are as follows:

● Within 180 days from the contract execution, Diamond Bar, using its best efforts, shall sell any surplus assets and provide SCAQMD with 90% of the net proceeds, as defined. To date Diamond Bar has not had any surplus assets to sell.

● Diamond Bar is also required to comply with certain provisions in the agreement with regards to the operation and maintenance of the station.

● Diamond Bar, at its expense and upon written consent from SCAQMD, can remodel, redecorate or otherwise make improvements and replacements of and to all or any part of the leased premises.

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

Contingent Liability

The Company is a guarantor on a $4,000,000 loan from a former EAF member and has pledged the Company's assets. The note bears interest of 7.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by the noteholder of an event of default under the loan.

Long-Term Take-or-Pay Natural Gas Supply Contracts

As of March 31, 2017, the Company had commitments to purchase CNG on a take-or-pay basis of approximately $545,000. It is anticipated these are normal purchases that will be necessary for sales, and no cash settlements will be made related to the purchase commitments.

Note 10 - Subsequent Events

The Company has evaluated all subsequent events through the auditors' report date, which is the date the financial statements were available for issuance. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Some of the statements in this report may contain forward-looking statements that reflect management’s current view about future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. The forward-looking statements in this report generally relate to: (i) our growth strategy and potential acquisition candidates; (ii) management’s expectations regarding market trends and competition in the vehicle fuels industry, gasoline, diesel, and natural gas prices, government tax credits and other incentives, and environmental and safety considerations; (iii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

Forward-looking statements are based on information available to management at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Such statements reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include, among other factors:

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

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. We qualify all of our forward-looking statements by these cautionary statements.

Background and Recent Developments

Minn Shares Inc., a Delaware corporation (“Minn Shares”), was incorporated in the State of Delaware on October 22, 2010. From December 2001 until November 22, 2016, Minn Shares did not engage in any business activities other than for the purpose of collecting and distributing its assets, paying, satisfying and discharging any existing debts and obligations and doing other acts required to liquidate and wind up its business and affairs. The business purpose of Minn Shares was to seek the acquisition of or merger with an existing company.

Securities Exchanges with Titan CNG and Environmental Alternative Fuels, LLC

On November 22, 2016, Minn Shares, Titan CNG LLC (“Titan,” and together with Minn Shares and Titan, “we,” “us,” “our” or the “Company”) and the members of Titan entered into a securities exchange agreement, which closed on the same date.

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the vehicle fuels industry.  As of March 31, 2017 the Company has closed one acquisition which was financed through approximately $13.6 million of debt of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date.  As of March 31, 2017, the Company has a working capital deficit of approximately $7.5 million which management anticipates rectifying with additional public or private offerings. The Company also is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Sources of Revenue

Titan was founded in 2012 and for the first four years only had management fee revenues. Beginning in 2016 Titan generated revenues from CNG stations El Toro and Diamond Bar, and with the acquisition of EAF the Company generated revenue from six stations during February and March 2017.

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

Key Trends

In general, CNG has become the primary alternative fueling choice for truck and bus fleets operating in the $134 billion fleet fueling market. Natural gas is sold on a gas gallon equivalent (“GGE”) basis and as of January 2017 was selling at an average price nationally of approximately $2.11 per GGE versus average prices of gasoline and diesel of $2.32 and $2.58 per gallon, respectively, in January 2017. Management believes that fleets operating under long term fueling contracts, which represent a large part of the natural gas vehicle fueling market, are paying under $2.00 per GGE. We expect this price advantage to remain intact for the foreseeable future, which creates a strong economic incentive for vehicle operators to switch to CNG. In addition, CNG is a significantly cleaner fuel than is gasoline or diesel. With increased focus on the environment, the benefits from natural gas powered vehicles have an immediate positive impact on the issues of air quality, U.S. energy security and public health. Using renewable CNG can result in greater than 95% less greenhouse gases than traditional petroleum products. And because CNG fuel systems are completely sealed, CNG vehicles produce no evaporative emissions, which are a common hazard when using liquid fuel. Also, CNG creates less engine wear, thereby making its use even more desirable. As of October 2016, there are fewer than 1,000 public CNG stations in the United States, compared to over 124,000 gasoline stations across the country. According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States increased by approximately 45% during the period from January 1, 2012 through December 31, 2015, with the number of total CNG stations growing at a compound annual growth rate of 14% since 2009.

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

During February 2016, Titan paid in full its $150,000 outstanding line of credit and the line was not renewed.

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

On February 29, 2016, Titan issued five promissory notes payable to members (the “Senior Bridge Notes”) with an original maturity date of June 28, 2016 for approximately $672,000, as well as 14,762 (equivalent to 18,806 common shares) Class A Membership Units. The Senior Bridge Notes originally bore interest at 12% per year with a default interest rate of 15% per year. Two of the Senior Bridge Notes were originally long-term debt of Titan outstanding at December 31, 2015, and converted into Senior Bridge Notes. In the event of a default under the Senior Bridge Notes, Titan is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016, and effective March 14, 2016, the interest rate was increased from 12% to 16%. The default interest rate was increased from 15% to 18%. As part of that first amendment, the note holders received 3,359 (equivalent to 2,953 common shares) Class A Membership Units in Titan. In September 2016, the Senior Bridge Notes were amended to extend the maturity date to January 31, 2017, and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holders. In addition, at the Company’s sole discretion, assuming the notes are not in default, Titan has the ability to extend the notes to October 31, 2017. A fee of 1% of the outstanding principal balance will be paid at January 31, 2017, April 30, 2017, and again on July 31, 2017. should Titan choose to extend the notes at each of these dates. The notes are secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by Scott Honour and Kirk Honour.

Subsequent to March 31, 2017, end the Company paid the 1% fee for the extension of the due date to July 31, 2017, of the Senior Bridge Notes.

On July 26, 2016, Titan issued an additional Senior Bridge Note for $200,000 with 16% interest and an original maturity date of October 2016. In September 2016, this Senior Bridge Note was amended to extend the maturity date to January 31, 2017, and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holder. Subsequent to March 31, 2017, the Company paid a 1% fee for the extension of the due date to April 30, 2017, of this Senior Bridge Note. In the event of default the holder is entitled to receive 1,000 (equivalent to 879 common shares) Class A Membership Units. Titan issued 5,000 (equivalent to 4,395 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note.

On September 26, 2016, Titan issued an additional Senior Bridge Note for $150,000 with 16% interest and an original maturity date of January 2017. Titan issued 3,750 (equivalent to 3,297 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note and received the proceeds from this note in October 2016. Subsequent to March 31, 2017, the Company paid a 1% fee for the extension of the maturity date to July 31, 2017 of this Senior Bridge Note. In the event of default the holder of this Senior Bridge Note is entitled to receive 750 (equivalent to 659 common shares) Class A Membership Units.

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

On January 31, 2017, Titan issued an additional Senior Bridge Note in the principal amount of $400,000. This Senior Bridge Note bears interest at 16% per year with a default interest rate of 18% per year and matures on April 30, 2017. In the event of a default under this Senior Bridge Note, Minn Shares is required to issue 1,758 shares of Common Stock to the holder on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. This Senior Bridge Note is secured by a subordinate security interest on substantially all of the Company’s and Titan’s assets. In connection with this Senior Bridge Note, on January 31, 2017, Minn Shares issued 8,792 shares of Common Stock. Subsequent to March 31, 2017, the Company paid a 1% fee for the extension of the maturity date to July 31, 2017, on this Senior Bridge Note.

On February 1, 2017, pursuant to the EAF Exchange Agreement, Minn Shares acquired all of the membership interests of EAF. EAF, together with EVO, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin.

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

The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of Minn Shares’ Common Stock, subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of Minn Shares’ total outstanding shares of Common Stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes will result in a change in control of Minn Shares, all else being equal. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion of Minn Shares’ and Titan’s junior bridge notes, senior bridge notes, convertible promissory notes, and certain accounts payable into Common Stock would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the EAF Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which Minn Shares pledged to the EAF Members as security for the Convertible Notes.

Each Convertible Note is convertible at the applicable holder’s option beginning on the first anniversary of the date of issuance of the Convertible Notes, including at any time within 90 days after the holder’s receipt of notice of consummation of (1) a reorganization, merger or similar transaction where Minn Shares is not the surviving or resulting entity or (2) the sale of all or substantially all of Minn Shares’ assets, subject to customary restrictions. Each holder’s conversion option is subject to a monthly limit of the number of shares of Common Stock equal to 10% of the thirty day average trading volume of shares of Common Stock during the prior calendar month. The Convertible Notes are also subject to mandatory conversion at Minn Shares’ option beginning on the first anniversary of the date of issuance of the Convertible Notes if: (i) the closing price of the Common Stock is greater than (A) 150% of the price at which a share of Common Stock is sold in a Private Offering or (B) $10.00 if a Private Offering has not occurred by December 31, 2017 and (ii) the average daily trading volume of shares of Common Stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted at the greater of (i) the amount of interest to be converted divided by the exchange ratio of 0.1357, subject to adjustment for stock splits or combinations, or (ii) the amount of interest to be converted divided by the closing price of the Common Stock on the trading day preceding the conversion date.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, Minn Shares issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, Minn Shares guaranteed a note from Danny Cuzick to EAF dated January 30, 2017 in the principal amount of $4 million (the “EAF Note”). The EAF Note is secured by all assets of EAF and is guaranteed by EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by Danny Cuzick of an event of default under the EAF Note.

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

Our business plan calls for approximately $2,000,000 in additional capital expenditures for 2017, primarily related to the construction and refurbishing of CNG fueling stations. Additionally, of our total indebtedness of approximately $17,652,000 as of March 31, 2017, approximately $5,500,000 is classified as current debt. We are in violation of certain covenants related to the SBA loan, but received a waiver with respect to those covenant violations. The maturity dates of the subordinated senior notes payable to members are within one year of March 31, 2017. Our total consolidated interest payment obligations relating to our indebtedness was approximately $181,000 for the three months ended March 31, 2017.

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

Results from Operations

Three months ended March 31, 2017 as compared with the three ended March 31, 2016.

Revenue. Titan has devoted substantially all of its efforts on establishing the business and had not generated significant revenues from the core business – to build and operate public and private CNG filling stations under the Titan NGV Fueling brand. During the three ended March 31, 2016, we had CNG revenues of $64,470. With the addition of EVO we had revenues for the three months ended March 31, 2017 of $477,227, with approximately $383,000 from EVO.

Diamond Bar began operations as a CNG station during March 2016. On January 1, 2016 Titan acquired the remaining 80% of El Toro. Prior to the acquisition, El Toro was classified as an equity method investment.

For the three months ended March 31, 2016, the Company recognized revenue of $47,375 from volumetric excise tax credit. The tax credit has not been renewed for 2017.

Cost of goods sold. Cost of goods sold are comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit cards fees. The margin at El Toro is at approximately 7%, with the margin at Diamond Bar approximating 39%. The difference in margins is attributable to the electricity expense. El Toro pays for demand electricity in order to turn on the equipment immediately, which adds additional expense to the cost of goods sold. At Diamond Bar the demand feature is not required. In addition, the electricity at Diamond Bar is less expensive because it is purchased directly from SCAQMD, as defined by the lease agreement

Operating expenses. Operating expenses increased for the three months ended March 31, 2017 from the three months ended March 31, 2016 from approximately $300,000 to approximately $561,000. EVO contributed $111,000 of this increase with acquisition, along with $141,000 increase in legal fees.

Interest expense. Interest expense increased between the three months ended March 31, 2016 and 2017 due to the addition of total debt of over $10,000,000, for which interest expense of approximately $165,000 was due to related parties and approximately $16,000 was paid on the SBA loan.

Loss on acquisition of El Toro. As of January 1, 2016 Titan acquired the remaining 80% of El Toro. As a result of this acquisition, a loss of $717,011 on the deficit acquired from El Toro was recorded.

Liquidity and Capital Resources

Three months ended March 31, 2017 as compared with the three months ended March 31, 2016

We had cash and cash equivalents of $282,580 and $201,033 at March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, net cash used in operations was ($394,525) and ($214,929), respectively. We historically funded our operating losses primarily from the issuance of equity, convertible notes payable, member debt and SBA debt.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $282,580 at March 31, 2017 and $201,033 at March 31, 2016. The increase is primarily attributable to financing activities for both years.

Operating Activities. Net cash used in operations was ($394,325) and ($214,929) as of March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, we had net losses of ($669,230) and ($1,065,782), respectively. Significant changes in working capital during these periods included:

●	Accounts receivable – related party increased by $361,000 from the revenues generated by EVO through customer billings.

●	Volumetric excise tax credit (“VETC”) receivable decreased from approximately $47,000 at March 31, 2016 to $(15,200) at March 31, 2017, because the VETC was not renewed for 2017.

●	The Company was required to pay additional deposits related to agreements with utility companies connected to the CNG stations.

●	Accounts payable, accounts payable-related party, accrued interest and accrued liabilities increased in aggregate from ($110,203) to $541,912, primarily due to the lack of cash to make timely payments.

●	Non-cash transaction deprecation increased from $51,312 as of March 31, 2016 to $130,231 as of March 31, 2017.

●	Atypical non-cash transactions for the three months ended March 31, 2016, included consulting fees paid with debt of $99,235, loss on acquisition of El Toro of $717,011 and the write-off of deferred financing costs of $57,388.

Investing Activities. Net cash used in investing was $144,828. The cash was used to purchase construction in progress assets during 2017. The net cash used in the three months ended March 2016 were from a combination of $100,000 from assets placed into service and assets under construction.

Financing Activities. Net cash provided by financing activities was $796,224 and $519,026 for the three months ended March 31, 2017 and 2016, respectively. The cash provided by financing activities in 2017 was from $400,000 in subordinated notes payable, offset by $29,704 in principal payments on the SBA loan and $56,397 in payments on the related party promissory note. The cash provided by financing activities in 2016 was generated from $650,000 subordinated notes payable, offset by a $150,000 payment on the line-of-credit and $18,474 principal payments on the SBA loan. In the three months ended March 31, 2016 and 2015 there were advances from members of $482,325 and $37,500, respectively.

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

Subsequent to March 31, 2017 the Company paid the 1% fee for the extension of the due date to July 31, 2017 of the Senior Bridge Notes.

On July 26, 2016, we issued an additional Senior Bridge Note for $200,000 with 16% interest and an original maturity date of October 2016. In September 2016, this Senior Bridge Note was amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holder. Subsequent to March 31, 2017, the Company paid a 1% fee for the extension of the due date to July 31, 2017 of this Senior Bridge Note. In the event of default the holder is entitled to receive 1,000 (equivalent to 1,120 common shares) Class A Membership Units. Titan issued 5,000 (equivalent to 5,600 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note.

On September 26, 2016, Titan issued an additional Senior Bridge Note for $150,000 with 16% interest an original maturity date of January 2017. Titan issued 3,750 (equivalent to 4,200 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note and received the proceeds from this note in October 2016. Subsequent to March 31, 2017, the Company paid a 1% fee for the extension of the maturity date to July 31, 2017 of this Senior Bridge Note. In the event of default the holder of this Senior Bridge Note is entitled to receive 750 (equivalent to 840 common shares) Class A Membership Units.

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

On January 31, 2017, Titan issued an additional Senior Bridge Note in the principal amount of $400,000. This Senior Bridge Note bears interest at 16% per year with a default interest rate of 18% per year and matures on April 30, 2017. In the event of a default under this Senior Bridge Note, Minn Shares is required to issue 1,758 shares of Common Stock to the holder on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. This Senior Bridge Note is secured by a subordinate security interest on substantially all of the Minn Shares’ and Titan’s assets. In connection with this Senior Bridge Note, on January 31, 2017, Minn Shares issued 8,792 shares of Common Stock. Subsequent to March 31, 2017, the Company paid a 1% fee for the extension of the maturity date to July 31, 2017 of this Senior Bridge Note

On February 1, 2017, Minn Shares issued the Senior Promissory Note in the principal amount of $3.8 million to Danny Cuzick and Convertible Notes in the aggregate principal amount of $9.5 million to the EAF Members. The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of Minn Shares in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by Danny Cuzick of an event of default under the Senior Promissory Note. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026.

The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of Minn Shares’ Common Stock, subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of Minn Shares’ total outstanding shares of Common Stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes will result in a change in control of Minn Shares, all else being equal. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion of Minn Shares’ and Titan’s junior bridge notes, senior bridge notes, convertible promissory notes, and certain accounts payable into Common Stock would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the EAF Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which Minn Shares pledged to the EAF Members as security for the Convertible Notes.

Each Convertible Note is convertible at the applicable holder’s option beginning on the first anniversary of the date of issuance of the Convertible Notes, including at any time within 90 days after the holder’s receipt of notice of consummation of (1) a reorganization, merger or similar transaction where Minn Shares is not the surviving or resulting entity or (2) the sale of all or substantially all of Minn Shares’ assets, subject to customary restrictions. Each holder’s conversion option is subject to a monthly limit of the number of shares of Common Stock equal to 10% of the thirty day average trading volume of shares of Common Stock during the prior calendar month. The Convertible Notes are also subject to mandatory conversion at Minn Shares’ option beginning on the first anniversary of the date of issuance of the Convertible Notes if: (i) the closing price of the Common Stock is greater than (A) 150% of the price at which a share of Common Stock is sold in a Private Offering or (B) $10.00 if a Private Offering has not occurred by December 31, 2017 and (ii) the average daily trading volume of shares of Common Stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted at the greater of (i) the amount of interest to be converted divided by the exchange ratio of 0.1357, subject to adjustment for stock splits or combinations, or (ii) the amount of interest to be converted divided by the closing price of the Common Stock on the trading day preceding the conversion date.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, Minn Shares issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, Minn Shares guaranteed a note from Danny Cuzick to EAF dated January 30, 2017 in the principal amount of $4 million (the “EAF Note”). The EAF Note is secured by all assets of EAF and is guaranteed by EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by Danny Cuzick of an event of default under the EAF Note.

On January 31, 2017, Titan issued an additional Senior Bridge Note and Minn Shares issued 8,792 shares of Common Stock to the note holder.

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

Basis of Presentation

Theses financial statements represent the consolidated financial statements of Minn Shares Inc., its wholly owned subsidiaries, Titan CNG LLC and Environmental Alternative Fuels, LLC, Titan’s wholly-owned subsidiaries, El Toro, Diamond Bar, and Blaine, and EAF’s wholly-owned subsidiary, EVO CNG, LLC (collectively, the "Company"). On November 22, 2016, Titan and its members entered into an Agreement and Plan of Securities Exchange with Minn Shares whereby Minn Shares acquired all of the equity interests of Titan and Titan became a wholly-owned subsidiary of Minn Shares (the “Titan Securities Exchange”). Minn Shares issued 248,481 shares of its Common Stock to acquire Titan, which resulted in the former Titan equity holders owning approximately 91.25% of the outstanding Common Stock after the consummation of the Titan Securities Exchange.

At the closing of the Titan Securities Exchange, all of the units issued and outstanding for Titan immediately prior to the closing of the Titan Securities Exchange were converted into 248,481 shares of Common Stock of Minn Shares. Titan did not have any stock options or warrants to purchase its membership interests outstanding at the time of the Titan Securities Exchange.

Because the former members of Titan owned approximately 91.25% of the combined company on completion of the Titan Securities Exchange, the transaction was accounted for as a recapitalization through a reverse acquisition, with no goodwill or other intangibles recorded. As such, the financial information reflects the historical financial information of Titan, Diamond Bar and Blaine and the remaining assets and liabilities of Minn Shares brought over at historical cost. Minn Shares’ results of operation, which were de minimis, are included in the Company’s financial statements from the date of acquisition, November 22, 2016. Costs of the transaction have been charged to operations. The capital structure of the Company has been retroactively adjusted to reflect that of Minn Shares with all shares being adjusted based on the exchange ratio of equity interest in connection with the Titan Securities Exchange.

As a result of the Titan Securities Exchange, Minn Shares acquired the business of Titan and Titan subsidiaries El Toro, Diamond Bar and Blaine as of November 22, 2016, and will continue the existing business operations of Titan, El Toro, Diamond Bar and Blaine as a publicly-traded company under the name Minn Shares Inc. The consolidated financial statements were prepared in accordance with US GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, El Toro, Blaine, and Diamond Bar. All intercompany accounts and transactions have been eliminated in consolidation.

In determining the accounting acquirer in the transactions contemplated by the EAF Exchange Agreement, management considered the Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) 805—Business Combinations. Specifically, management considered the guidance in ASC 810-10, which generally provides that the acquirer in a business combination transaction is determined by identifying the existence of a controlling financial interest, which can typically be determined by the ownership of a majority voting interest. Because the Minn Shares stockholders continued to own all of the outstanding shares of Common Stock on completion of the transactions contemplated by the EAF Exchange Agreement, management determined that Minn Shares was the accounting acquirer in the EAF transaction.

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the vehicle fuels industry.  As of March 31, 2017 the Company has closed one acquisition which was financed through approximately $13.6 million of debt of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date.  As of March 31, 2017, the Company has a working capital deficit of approximately $7.5 million which management anticipates rectifying with additional public or private offerings. The Company also is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, Minn Shares is not required to provide disclosure under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive and principal financial officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e), as of the end of the period subject to this Report. Based on this evaluation, the Company’s management, including its principal executive and principal financial officers, has concluded that our disclosure controls and procedures were not effective as of March 31, 2017 due to the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 18, 2017. Notwithstanding the material weaknesses that existed as of December 31, 2016 and March 31, 2017, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management intends to implement certain remediation steps to address the material weaknesses described above as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. However, management has not yet implemented those remediation steps and expects remediation efforts to continue through the remainder of fiscal year 2017.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index immediately following the signature page to this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINN SHARES INC.

Date: May 26, 2017	By:	/s/ John P. Yeros
John P. Yeros
Chief Executive Officer
Principal Executive Officer

Date: May 26, 2017	By:	/s/ Randy W. Gilbert
Randy W. Gilbert
Chief Financial Officer Principal Financial and Accounting Officer

MINN SHARES INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended march 31, 2017

Exhibit	Description
2.1	Agreement and Plan of Securities Exchange, dated January 11, 2017, by and among EVO CNG, LLC, Environmental Alternative Fuels, LLC, Danny R. Cuzick, Damon R. Cuzick, Theril H. Lund, Thomas J. Kiley and Minn Shares Inc. (1)
4.1	Secured Bridge Note, dated January 31, 2017, by Titan CNG LLC in favor of the Richard H. Enrico Revocable Trust Dated June 9, 1998 (2)
4.2	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (2)
4.3	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Damon R. Cuzick (2)
4.4	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Theril H. Lund (2)
4.5	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Thomas J. Kiley (2)
4.6	Senior Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (2)
4.7	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Danny R. Cuzick (2)
4.8	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Damon R. Cuzick (2)
4.9	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Theril H. Lund (2)
4.10	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Thomas J. Kiley (2)
4.11	Promissory Note, dated January 30, 2017, by Environmental Alternative Fuels, LLC in favor of Danny R. Cuzick (2)
10.1+	Employment Agreement, dated February 1, 2017, between Minn Shares Inc. and Damon R. Cuzick (2)
10.2+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and John Yeros (3)
10.3+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and Randy Gilbert (3)
10.4	Lease Agreement, dated December 20, 2013, between Central Freight Lines and EVO CNG, LLC. (4)
10.5	Limited Liability Company Agreement of Environmental Alternative Fuels, LLC dated May 3, 2012(4)
10.6	Line Extension Contract, dated April 3, 2014, between Southern California Gas Company and EVO CNG, LLC(4)
10.7	Fuel Purchase Agreement, dated April 12, 2013, between Environmental Alternative Fuels, LLC and Central Freight Lines, Inc. (4)
10.8	Incremental Natural Gas Facilities Agreement, dated February 24, 2014, between Southwest Gas Corporation and Environmental Alternative Fuels, LLC(4)
10.9	Service Agreement for Transportation of Customer Secured Natural Gas dated October 2, 2014 by and between Southwest Gas Corporation and Environmental Alternative Fuels, LLC(4)
10.10	Fuel Purchase Agreement, dated January 11, 2013, between Environmental Alternative Fuels, LLC and Sheehy Mail Contractors, Inc.(4)
10.11	Master Retail Gas Sales Agreement, dated November 1, 2013, between Integrys Energy Services – Natural Gas, LLC and EVO CNG, LLC(4)
10.12	Fuel Purchase Agreement, dated October 1, 2013, between EAF and Central Freight Lines, Inc.(4)
10.13	Natural Gas Service and Pipeline Agreement, dated November 12, 2014, between EAF and LDC, llc(4)
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 18, 2017 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 6, 2017 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 29, 2016 incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 18, 2017 incorporated herein by reference.

