Form 10-Q
period 2017-06-30
MINN SHARES INC
filed 2017-08-14
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-54218

Minn Shares Inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1615850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8285 West Lake Pleasant Parkway Peoria, AZ 85382
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 877-973-9191

315 E. Lake St. Suite 301, Wayzata, MN 55391
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

As of August 11, 2017, there were 420,804 shares of the registrant’s common stock, par value $0.0001, outstanding.

MINN SHARES INC.

MINN SHARES INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$264,369	$24,944
Accounts receivable	301,434	-
Volumetric excise tax credit receivable	-	15,214
Inventory	1,325	-
Prepaids	41,269	11,576
Total current assets	608,397	51,734
Non-current assets
Property and equipment, net	7,701,778	1,102,249
Construction in progress	470,694	79,354
Intangibles	577,500	-
Goodwill	936,837	-
Deposits and other assets	255,438	39,646
Total non-current assets	9,942,247	1,221,249
Total assets	$10,550,644	$1,272,983

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$1,466,351	$822,829
Accounts payable - related parties	365,345	261,060
Advances from stockholders	168,112	37,500
Accrued interest - related parties	390,859	164,368
Accrued expenses	128,829	127,596
Derivative liability	23,211	-
Current portion of subordinated convertible senior notes payable to stockholders	1,421,556	1,021,556
Convertible promissory notes - related parties	4,042,235	-
Current portion of long-term debt	1,145,453	121,299
Total current liabilities	9,151,951	2,556,208
Non-current liabilities
Long-term subordinated convertible notes payable to stockholders	1,166,373	1,166,373
Convertible promissory notes - stockholders, net unamortized discount of $4,936,611 and $0	5,181,446	405,103
Long-term debt, less current portion	-	1,073,690
Derivative liability, less current portion	16,217	-
Deferred rent	8,822	15,439
Deferred tax liability	71,294	71,294
Total non-current liabilities	6,444,152	2,731,899
Total liabilities	15,596,103	5,288,107
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 420,804 (2017) and 317,207 (2016) shares issued and outstanding	42	32
Additional paid-in capital	1,299,981	899,304
Accumulated deficit	(6,345,482)	(4,914,460)
Total stockholders' deficit	(5,045,459)	(4,015,124)
Total liabilities and stockholders' deficit	$10,550,644	$1,272,983

See notes to unaudited consolidated financial statements.

MINN SHARES INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
CNG sales	593,487	97,629	1,070,714	162,099
Volumetric excises tax credit	-	12,888		60,263
Total revenue	593,487	110,517	1,070,714	222,362

CNG cost of sales	284,248	55,676	554,084	109,048

Gross profit	309,239	54,841	516,630	113,314

Operating expenses
General and administrative	358,127	242,315	918,716	542,035
Depreciation	168,555	51,312	298,786	102,624
Amortization	52,500	-	52,500
Total operating expenses	579,182	293,627	1,270,002	644,659

Other expense
Interest expense	(230,517)	(111,986)	(429,182)	(168,198)
Accretion of debt discount	(123,415)	-	(205,692)
Loss on acquisition of El Toro	-	-	-	(717,011)
Realized and unrealized gain on derivative liability, net	62,731	-	34,724
Warrant expense	(77,500)		(77,500)
Other expense	-	(4,480)	-	(4,480)
Total other expense	(368,701)	(116,466)	(677,650)	(889,689)

Net loss	(638,644)	(355,252)	(1,431,022)	(1,421,034)
Basic weighted average common shares outstanding	321,731	122,905	321,731	122,905
Basic loss per common share	$(1.99)	$(2.89)	$(4.21)	$(11.56)
Diluted weighted average common shares outstanding	321,731	122,905	321,731	122,905
Diluted loss per common share	$(1.99)	$(2.89)	$(4.21)	$(11.56)

See notes to unaudited consolidated financial statements.

MINN SHARES INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,431,022)	$(1,421,034)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	351,286	102,624
Deferred rent	(6,617)	22,055
Interest expense	7,262	-
Warrant expense	77,500
Unrealized loss on derivative liability	8,480	-
Realized gain on derivative liability	(51,684)	-
Common stock issued for debt	13,187	-
Units issued for debt	-	14,008
Loss on acquisition of El Toro	-	717,011
Accretion of debt discount	205,692	3,188
Changes in assets and liabilities
Accounts receivable	(301,434)	-
Volumetric excise tax credit receivable	15,214	-
Inventory	(1,325)	-
Other current assets	2,425	8,080
Deposits and other long-term assets	(17,041)	(380,050)
Accounts payable	397,010	22,799
Accounts payable - related parties	104,285	288,992
Accrued interest related party	226,491	129,330
Accrued expenses	1,233	64,578
	1,031,964	992,615
Net cash used in operating activities	(399,058)	(428,419)

Cash flows from investing activities
Purchase of equipment	-	(3,897)
Cash from acquisition	-	(3,434)
Construction in progress	(144,828)	-
Net cash used in investing activities	(144,828)	(7,331)

Cash flows from financing activities
Line-of-credit	-	(150,000)
Advances from stockholders	130,612	35,500
Promissory note - related parties	(7,765)	-
Subordinated convertible senior notes payable to members	400,000	650,000
Payments of principal on long-term debt	(49,536)	(46,902)
Proceeds from sale of common stock and issuance of warrants	310,000	-
Net cash provided by financing activities	783,311	488,598

Net increase in cash and cash equivalents	239,425	52,848

Cash and cash equivalents - beginning of year	24,944	358

Cash and cash equivalents - end of year	$264,369	$53,206

See notes to unaudited consolidated financial statements.

MINN SHARES INC.

Supplemental disclosure of cash flow information:

Cash paid for interest for the six months ended December 31, 2017 and 2016 was $170,780 and $30,220, respectively.

Supplemental disclosure of non-cash activity:

During the six months ended June 30, 2017 and 2016, the Company had $246,512 of construction in progress purchases in accounts payable.

On February 1, 2017, the Company acquired EVO to further its business relationship alignment with the Company’s business model to acquire existing CNG stations. The following is the allocation of the assets and liabilities as of June 30, 2017:

Prepaid	$32,118
Trademarks	164,000
Customer lists	466,000
Goodwill	936,837
Property and equipment	6,898,315
Deposits and other long-term assets	198,751
Derivative liability	(5,821)
Derivative liability, less current portion	(76,811)
Convertible promissory note - related party	(13,550,000)
Debt discount	4,936,611

During the six months ended June 30, 2016, the Company converted $99,235 of consulting expense into subordinated notes payable to stockholders.

During the six months ended June 30, 2016, the Company converted $127,108 of accounts payable - related party into subordinated notes payable to stockholders.

During the six months ended June 30, 2016, the Company converted $85,599 of long term notes payable related party into $21,556 and $64,043 of subordinated convertible senior notes payable to members and subordinated notes payable to members, respectively.

See notes to unaudited consolidated financial statements.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Basis of Presentation and Securities Exchange

These financial statements represent the consolidated financial statements of Minn Shares Inc. (“Minn Shares”), its wholly owned subsidiaries, Titan CNG LLC (“Titan”) and Environmental Alternative Fuels, LLC (“EAF”), Titan’s wholly-owned subsidiaries, El Toro, Titan Diamond Bar LLC (“Diamond Bar”), and Titan Blaine, LLC (“Blaine”), and EAF’s wholly-owned subsidiary, EVO CNG, LLC (“EVO”) (collectively, the “Company”).

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

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of June 30, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 18, 2017.

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the vehicle fuels industry. As of June 30, 2017 the Company acquired EAF, which was financed through approximately $13.6 million of debt of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date. As of June 30, 2017, the Company has a working capital deficit of approximately $8.5 million which management anticipates rectifying with additional public or private offerings. The Company also is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

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

Note 1 - Description of Business and Summary of Significant Accounting Policies

The Company is a compressed natural gas (“CNG”) service business based in Peoria, Arizona. Titan is the management company and El Toro, Diamond Bar, and Blaine are CNG service stations. El Toro was formed during 2013 and began operations during 2015. El Toro, located in Lake Forest, California, is a comprehensive natural gas vehicle solutions provider that offers products and services to corporate and municipal fleet operators as well as individual consumers. As of June 30, 2017, El Toro ceased operations. The Company has evaluated El Toro’s assets for impairment and has determined that no impairment is necessary because the Company intends to redeploy the assets or sell the assets for an amount equal to or greater than the carrying value of the assets. Blaine and Diamond Bar were formed in 2015. In March 2016 Diamond Bar began operations of its CNG station under a lease agreement with the State of California South Coast Air Quality Management District (“SCAQMD”) in Diamond Bar, California. The Company is currently constructing Blaine, a private station, for Walters Recycling & Refuse, Inc. (“Walters”) in Blaine, Minnesota, which it will operate under a seven year take-or-pay contract with Walters. These subsidiaries also intend to provide comprehensive natural gas vehicle solutions to corporate and municipal fleet operators as well.

On February 1, 2017, pursuant to the EAF Exchange Agreement, Minn Shares acquired all of the membership interests of EAF. EAF, together with EVO, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin.

Minn Shares Inc. was incorporated in the State of Delaware on October 22, 2010.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Minn Shares Inc., its subsidiaries, Titan and EAF, Titan’s wholly owned subsidiaries, El Toro, Diamond Bar and Blaine, and EAF’s wholly owned subsidiary, EVO. All intercompany accounts and transactions have been eliminated in consolidation.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

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

The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to recognition and measurement of identifiable assets acquired and liabilities assumed in business combinations, accounts receivable, estimated useful lives and impairment on property and equipment, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. No allowance for doubtful accounts was recorded for the six months ended June 30, 2017.

Concentrations of Credit Risk

During the six months ended June 30, 2017 and 2016, five and one customers accounted for 91% and 13%, respectively of total revenues. At June 30, 2017, four customers accounted for 83% of total accounts receivable.

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

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill and Intangible Assets

Goodwill represents the excess of fair value over the net assets of the business acquired. Goodwill is evaluated for impairment annually or when a triggering event indicates it is more likely than not that an impairment may be necessary. Definite-lived intangible assets are amortized over their estimated useful lives. In addition, amortized intangible assets are reviewed for impairment annually or when indicators of impairment exist. No impairment expense was recognized during the six months ended June 30, 2017.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company has evaluated El Toro’s assets for impairment and has determined that no impairment is necessary because the Company intends to redeploy the assets or sell the assets for an amount equal to or greater than the carrying value of the assets.

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

Securities totaling 103,333 and 0 for the three and six months ended June 30, 2017 and 2016, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

Revenue Recognition

The Company’s revenues primarily consist of CNG fuel sales. These revenues are recognized in accordance with GAAP, which requires that the following four criteria must be met before revenue can be recognized:

(i) persuasive evidence of an arrangement exists:

(ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered;

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

(iii) the price is fixed or determinable; and

(iv) collectability is reasonably assured.

Applying these factors, the Company typically recognizes revenue from the sale of natural gas fuel at the time the fuel is dispensed. The Company is eligible to receive, at times, a federal alternative fuels tax credit when a gasoline gallon equivalent of CNG is sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claims the credit. The Company records its volumetric excise tax credits (“VETC”), if any, as revenue in its statements of operations as the credits are fully refundable. See the discussion under VETC below for further information.

Volumetric Excise Tax Credit

For 2016, the VETC credit was $0.50 per gasoline gallon equivalent of CNG that is sold as a vehicle fuel. The American Taxpayer Relief Act, signed into law on January 2, 2013, reinstated VETC for 2013 and made it retroactive to January 1, 2012. The Tax Increase Prevention Act, signed into law on December 19, 2014, reinstated VETC for the 2014 calendar year and made it retroactive to January 1, 2014. The Company did not record any VETC revenues in 2012, 2013 or 2014. In December 2015, the VETC was extended through December 31, 2016 and made retroactive to January 1, 2015. As a result, VETC revenues for the six months ended June 30, 2016 was $60,263.

As of June 30, 2017 the VETC has not been extended into 2017.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from depreciation.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. Interest and penalties, if applicable, are recorded in the period assessed as general and administrative expenses. However, no interest or penalties have been assessed for the six months ended June 30, 2017 and 2016. Tax years that remain subject to examination include 2013 through the current year for federal and state, respectively.

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

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350) (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We do not expect the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 address multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification on the statements of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. An entity that elects early adoption must adopt all the amendments in the same period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We early adopted this ASU for the first quarter of 2017; due to our valuation allowance for income taxes, it has no impact on our consolidated financial statements and therefore it was not necessary to apply it retrospectively to 2016 for comparability.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. The Company is still assessing the impact of the amendments in this ASU; however, the disclosure will be significant to the Company.

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

Note 2 - Acquisitions

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

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

The following unaudited table summarized the preliminary fair value allocation of the assets acquired and liabilities assumed at the acquisition date which were based on the best information available at the time the financial statements were issued and is subject to change.

Prepaid	$32,118
Trademarks	164,000
Customer lists	466,000
Goodwill	936,837
Property and equipment	6,898,315
Deposits and other long-term assets	198,751
Derivative liability	(5,821)
Derivative liability, less current portion	(76,811)
Convertible promissory note - related party	(13,550,000)
Debt discount	(4,936,611)

The following table summarizes the unaudited pro forma results of the Company giving effect to the acquisition as if it had occurred on January 1, 2016. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had this acquisition occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

	For the Six Months Ended
	June 30, (Unaudited)
	2017	2016
Revenue	$1,070,714	$1,244,628
Net loss	$(1,396,726)	(817,989)
Basic weighted average common shares outstanding	321,731	122,905
Basic loss per common stock	$(4.34)	$(6.66)

The Company is evaluating the allocation of intangible assets as required under ASC 805-10-50-2 because the accounting for this business combination is incomplete at the time the financial statements were issued.

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

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

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

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, the Company issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note (the “Working Capital Notes”). The Company failed to pay the outstanding balance on these notes by July 31, 2017, and as a result these notes are in default. However, the Company is in negotiations with the noteholders of these notes to extend the maturity date of these notes.

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

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 3 - Balance Sheet Disclosures

Property and equipment are summarized as follows:

	June 30, 2017	December 31,
	(Unaudited)	2016
Equipment	$4,186,014	$664,276
Buildings	3,538,044	401,462
Site development	401,462	161,467
Leasehold improvements	46,728	46,728
Computer equipment	42,109	42,109
	8,214,357	1,316,042
Less Property and equipment - accumulated depreciation	(512,579)	(213,793)
	$7,701,778	$1,102,249

Depreciation expense for the six months ended June 30, 2017 and 2016 was $298,786 and $102,624, respectively.

Construction in process contains amounts paid or accrued for construction of the Blaine CNG station that has not been placed into service as of June 30, 2017.

Intangible assets and goodwill consist of the following:

	June 30, 2017	December 31,
	(Unaudited)	2016
Trademarks	$164,000	$-
Customer lists	466,000	-
Goodwill	936,837	-
	$1,566,837	$-
Less intangible assets – accumulated amortization	(52,500)	-
	$1,514,337	$-

Amortization expense for the six months ended June 30, 2017 and 2016 was $52,500 and $0, respectively.

Amortization expense for the intangibles will be approximately $126,000 annually through 2022 and $21,000 in 2023

Accrued expenses consist of the following:

	June 30, 2017	December 31,
	(Unaudited)	2016
Professional fees	$96,028	$82,386
Credit cards	19,568	32,061
Deferred rent	13,233	13,149
	$128,829	$127,596

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Related Party Transactions

Accounts Payable - Related Party

The Company’s accounts payables - related party consist of guaranteed payments and expense reimbursement to members. Accounts payable - related party was $365,345 and $261,060 as of June 30, 2017 and December 31, 2016, respectively.

Advances Related Party

During the six months ended June 30, 2017, an EAF member advanced $130,612 to the Company.

During the year ended December 31, 2016, a Titan member advanced $2,000 to the Company.

During the year ended December 31, 2016 an El Toro member advanced $35,500 to the Company.

Accrued Interest - Related Party

The Company’s accrued interest - related party are the accrued interest payments on stockholders’ subordinated convertible senior notes payable and convertible promissory notes payable to stockholders. Accrued interest - related party was $390,859 and $164,368 as of June 30, 2017 and December 31, 2016, respectively.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Long-Term Debt

Long-term debt consists of:

	June 30,	December 31,
	2017	2016
$1,300,000 SBA note payable issued December 31, 2014, with interest at 5.50% for the first five years, then adjusted to the SBA LIBOR base rate, plus 2.35% for the remaining five years. The note required interest only payments for the first twelve months and commencing during January 2016 calls for monthly principle and interest payments of $15,288. The note matures March 2024, is secured by substantially all of the Company’s business assets and is personally guaranteed by certain members. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. The Company issued to members 35,491 units (equivalent to 31,203 common shares) in Titan as compensation for the guarantee. The Company was in violation of certain restrictive covenants as of June 30, 2017 and December 31, 2016.	$1,145,453	$1,194,989

Six subordinated convertible senior notes payable to stockholders (“Senior Bridge Loans”) with interest at 12%. In connection with the notes payable, the note holders were issued 25,541 Class A Membership Units (equivalent to 22,455 common shares). In the event of a default the Company is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and allowed for an interest rate increase from 12% to 16% effective March 14, 2016. The default interest rate was increased from 15% to 18%. As part of the first amendment, the note holders received 3,359 Class A Membership Units (equivalent to 2,953 common shares) in Titan. In September 2016, the Senior Bridge Notes were amended to extend the due date to April 30, 2017 and the Company paid a fee for the extension of 1% of the outstanding principal balance to the note holders. The Company subsequently extended the maturity date of the notes to October 31, 2017. The Company paid a fee of 1% of the outstanding principal balance on the notes on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the maturity date of the notes. The notes are secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by two members.	1,421,556	1,021,556

Nine subordinated notes payable to stockholders with interest at 12%, with maturity at December 2020, secured by a subordinate security interest on substantially all assets of the Company.	1,166,373	1,166,373

Three convertible promissory notes to stockholders with interest at 12%, with maturity on or after November 2019. At the next equity financing the holder at their discretion may elect to convert the principal and interest. The promissory notes are unsecured.	412,365	405,103

A convertible promissory note to a former EAF member with interest at 7.5%, with maturity during December 2017, ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million or at discretion of the member.	3,792,235	-

Four convertible promissory notes to former EAF members with interest at 6%, with maturity during July 2017, with a private offering or at the discretion of the member. The convertible promissory notes are secured by substantially all of the Company’s assets.	250,000	-

Four convertible promissory notes to former EAF members with interest at 1.5%, with maturity during February 2026, with a private offering or at the discretion of the member. The promissory notes are convertible into 1,400,000 shares. The convertible promissory notes are secured by substantially all of the Company’s assets. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method	9,500,000	-

Debt discount	(4,730,919)	-
	12,957,063	3,788,021
Less current portion	(6,609,244)	(1,142,855)
	$6,347,819	$2,645,166

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes	Other Notes	Total
Six months ended December 31, 2017	$5,463,791	$1,145,453	$6,609,244
2018	-	-	-
2019	412,365	-	412,365
2020	1,166,373	-	1,166,373
2021	-	-	-
Thereafter	9,500,000	-	9,500,000
	$16,542,529	$1,145,453	$17,687,982

Note 6 - Derivative Instruments

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

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets, by category.

	Fair Value at June 30,
	2017
Current commodity derivative liability	$23,211
Long-term commodity derivative liability	16,217	-
Total derivative liability	$39,428	-

As of June 30, 2017, the Company was party to one open derivative positions outstanding summarized below:

Type	Term	Volume Hedged (Dth)	Index	Fixed Price ($/Dth)
Swap	March 2015 - February 2019	95,000	NYM-LDS	$3.82

Note 7 - Fair Value Measurements

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2017, using quoted prices in active markets for identical assets and liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

The following assets are measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Liability
Derivative liability	$-	$39,428	$-	$39,428

The fair value of these derivative swap contracts is based on market prices posted on the New York Mercantile Exchange for natural gas. The Company determines the fair value of its derivative instruments under the income approach using a discounted cash flow model. The valuation model requires a variety of inputs, including contractual terms, projected natural gas prices, discount rates, and credit risk adjustments, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s creditworthiness, the Company’s creditworthiness, and the time value of money. The consideration of these factors results in an estimated exit price for each derivative asset or liability under a marketplace participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Note 8 - Stockholders’ Equity

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

During the six months ended June 30, 2017, the Company issued 103,333 units for $3.00 per units, with each unit consisting of one share of common stock and one equity-classified warrant to purchase one share of common stock.

The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of the warrant, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant.

As of June 30, 2017, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with a par value of $0.0001 per share. There were 420,804 and 317,207 shares of common stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, the authorized share capital of the Company consisted of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of June 30, 2017.

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

Rent expense for the six months ended June 30, 2017 and 2016 was approximately $57,000.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,
Six months ended December 31, 2017
2017	$63,600
2018	139,000
2019	23,000
$225,600

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Grant Agreement

In 2013, Titan was the recipient of two grants in the amount of $300,000 and $150,000 from the California Energy Commission (“CEC”) and SCAQMD. The grant funds were used to complete the construction of a facility on El Toro Road as contemplated in the grant agreements. The grant proceeds are subject to repayment if the Company does not satisfy certain operational metrics contained in the grant agreements. The Company believes that it can satisfy these objectives, although it has not historically satisfied them and cannot provide assurance that such future events will occur. In addition, the use of Titan on the project could be construed as requiring amendments to the grant agreements or consent from the CEC or SCAQMD, neither of which has been obtained by the Company.

During 2016, EVO was the recipient of a grant in the amount of $400,000 from the Texas Commission on Environmental Quality. The grant funds were used to complete the construction of the Company’s San Antonio facility as contemplated in the grant agreement. The grant proceeds are subject to repayment if the Company does not satisfy certain operational metrics contained in the grant agreements. The Company believes that it can satisfy these objectives, although it cannot provide assurance that such future events will occur. The grant agreement expires in August 2020. The Company records the grant proceeds as a reduction of the cost of the respective station.

Walters Recycling and Refuse Station

In June 2016 Blaine entered into a compressed natural gas fuel station agreement with Walters, an unrelated third party. Under the agreement Blaine will construct, at its sole expense, a CNG dispensing system (the “System”) on a portion of the property owned by Walters. The System must include certain required elements as defined in the contract and will only be used for the purpose of filling Walters’ vehicles and authorized Blaine vehicles and trailers. Titan was required to have the System fully operational by June 2017. Because the System was not fully operational by June 2017, Walters may terminate the agreement with 30 days written notice to Blaine. Walters has not terminated this agreement, and Blaine continues to discuss construction of the system with Walters. If the agreement is terminated, Blaine will be required to return the property to its pre-construction condition. Blaine shall retain ownership of all unattached movable components of the System. In addition, Blaine is responsible for all costs relating to installing the utilities required for the System as well as the costs for all ongoing system and property maintenance. The term of the agreement will be for a period of seven years and will commence on the date the System becomes fully operational and is first used by Walters, as defined in the agreement. Walters has the right to renew the agreement for four additional two year renewal periods. Beginning on the commencement date and through the contract term, Walters agrees to purchase 144,000 GGE, annually, of CNG, as defined, exclusively from Blaine. The rate charged to Walters includes an initial six month rate which is then adjusted as stated in the agreement.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

SCAQMD

In December 2015, Diamond Bar entered into a transfer of ownership and lease arrangement with the SCAQMD. This property has an existing CNG station previously owned and operated by the SCAQMD. Thirty days after the date of the agreement, SCAQMD transferred to Diamond Bar, without charge, all of their rights and interests in the existing assets. The agreement also specifies that Diamond Bar lease the property for $1 and identifies certain commitments agreed to by the parties. Some of the more significant ones are as follows:

* Within 180 days from the contract execution, Diamond Bar, using its best efforts, shall sell any surplus assets and provide SCAQMD with 90% of the net proceeds, as defined. To date Diamond Bar has not had any surplus assets to sell.

* Diamond Bar is also required to comply with certain provisions in the agreement with regards to the operation and maintenance of the station.

* Diamond Bar, at its expense and upon written consent from SCAQMD, can remodel, redecorate or otherwise make improvements and replacements of and to all or any part of the leased premises.

* Diamond Bar is required to install specific station upgrades, as defined, and is responsible for the cost of these upgrades. All upgrades must be completed within eight months of the execution date. Any improvements made to the premises remain the property of Diamond Bar and can be removed by Diamond Bar.

* The fueling rate charged to the SCAQMD will be based on actual utility costs, taxes and a fee not to exceed $0.50 per GGE. Currently the rate charged is substantially equal to the market rate charged to all other customers.

* The contract ends December 31, 2020. SCAQMD can extend the contract for a period not to exceed five years starting January 1, 2021 at no additional cost. Either party may terminate the contract with sixty days’ notice. If the SCAQMD terminates without cause they will be required to either purchase the property necessary for the operation of the CNG station or reimburse Diamond Bar for the cost of removing the property. If Diamond Bar terminates the contract without cause, the SCAQMD shall have the option to either purchase the property necessary for the operation of the station or require Diamond Bar to remove the property at no cost to SCAQMD.

MINN SHARES INC.

Notes to Unaudited Consolidated Financial Statements

Contingent Liability

The Company is a guarantor on a $4,000,000 loan from a former EAF member and has pledged the Company’s assets. The note bears interest of 7.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by the noteholder of an event of default under the loan.

Long-Term Take-or-Pay Natural Gas Supply Contracts

As of June 30, 2017, the Company had commitments to purchase CNG on a take-or-pay basis of approximately $545,000. It is anticipated these are normal purchases that will be necessary for sales, and no cash settlements will be made related to the purchase commitments.

Note 10 - Subsequent Events

On July 31, 2017, the Company failed to pay the outstanding balance on four promissory notes issued to the former EAF members in the original aggregate principal amount of $250,000, and as a result these notes are in default. However, the Company is in negotiations with the noteholders to extend the maturity date of these notes.

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

General Overview

Titan was formed in July 2012 and is the parent company of the wholly owned subsidiaries Titan Blaine, LLC (“Blaine”), formed in 2015, Titan Diamond Bar LLC (“Diamond Bar”), formed in 2015, and Titan El Toro LLC (“El Toro”), which was formed in 2013 and fully acquired in 2016. Titan is a natural gas vehicle (“NGV”) fueling company based in Peoria, Arizona. Titan was established to take advantage of the growing U.S. demand for natural gas as a vehicle fuel source. We acquire, build and operate public and private compressed natural gas (“CNG”) filling stations. During February 2015 Titan opened its first station, Titan El Toro, in Lake Forest, California. In March 2016 Titan assumed ownership of a CNG station from the State of California South Coast Air Quality Management District (“SCAQMD”) in Diamond Bar, California. We intend to upgrade the capability of this facility and expand it beyond its current client base. We are also investing in the construction and operation of a private station for Walters Recycling & Refuse in Blaine, Minnesota.

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the vehicle fuels industry.  As of June 30, 2017 the Company has closed one acquisition which was financed through approximately $13.6 million of debt of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date.  As of June 30, 2017, the Company has a working capital deficit of approximately $8.5 million which management anticipates rectifying with additional public or private offerings. The Company also is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

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

Sources of Revenue

Titan was founded in 2012 and for the first four years only had management fee revenues. Beginning in 2016 Titan generated revenues from CNG stations El Toro and Diamond Bar, and with the acquisition of EAF the Company generated revenue from six stations beginning February 2017.

Investments in Affiliates

Titan was invested in an affiliate through January 1, 2016. The investment was recorded using the equity method of accounting with Titan’s proportionate share of net income or loss of the investee included as a separate line item in the statements of operation. The Company ordinarily would discontinue applying the equity method once the investment (and net advances) were reduced to zero, however Titan was committed to provide further financial support for the investee and through the guarantee of substantially all the assets of the Company by a Small Business Administration (“SBA”) note. The affiliate was the following:

1.	El Toro, of which Titan currently owns 100% and from El Toro’s formation in 2013 until January 1, 2016, owned 20%. El Toro is located in California and is an unmanned CNG station. As of June 30, 2017, El Toro ceased operations. The Company has evaluated El Toro’s assets for impairment and has determined that no impairment is necessary. The Company intends to redeploy or sell the assets for an amount equal to or greater than book value.

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

During 2016 and 2017, lower oil prices decreased the pricing advantage of CNG compared to diesel and gasoline. As a result, the adoption of natural gas as a fuel choice for fleets has slowed relative to previous periods, especially amongst smaller fleets. However, this impact is partially offset by a general decrease in the cost of natural gas as well as ongoing adoption of new CNG trucks by larger fleets. In addition, public companies and municipalities in particular are continuing to adopt the use of CNG as a vehicle fuel source for environmental reasons.

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

On February 29, 2016, Titan issued five promissory notes payable to members (the “Senior Bridge Notes”) with an original maturity date of June 28, 2016 for approximately $672,000, as well as 14,762 (equivalent to 18,806 common shares) Class A Membership Units. The Senior Bridge Notes originally bore interest at 12% per year with a default interest rate of 15% per year. Two of the Senior Bridge Notes were originally long-term debt of Titan outstanding at December 31, 2015, and converted into Senior Bridge Notes. In the event of a default under the Senior Bridge Notes, Titan is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016, and effective March 14, 2016, the interest rate was increased from 12% to 16%. The default interest rate was increased from 15% to 18%. As part of that first amendment, the note holders received 3,359 (equivalent to 2,953 common shares) Class A Membership Units in Titan. In September 2016, the Senior Bridge Notes were amended to extend the maturity date to January 31, 2017, and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holders. The Company subsequently extended the maturity date of the notes to October 31, 2017. The Company paid a fee of 1% of the outstanding principal balance on the notes on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the maturity date of the notes. The notes are secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by Scott Honour and Kirk Honour.

On July 26, 2016, Titan issued an additional Senior Bridge Note for $200,000 with 16% interest and an original maturity date of October 2016. In September 2016, this Senior Bridge Note was amended to extend the maturity date to January 31, 2017, and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holder. The Company paid a 1% fee on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the due date of this Senior Bridge Note to October 31, 2017. In the event of default the holder is entitled to receive 1,000 (equivalent to 879 common shares) Class A Membership Units. Titan issued 5,000 (equivalent to 4,395 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note.

On September 26, 2016, Titan issued an additional Senior Bridge Note for $150,000 with 16% interest and an original maturity date of January 2017. Titan issued 3,750 (equivalent to 3,297 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note and received the proceeds from this note in October 2016. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017. In the event of default the holder of this Senior Bridge Note is entitled to receive 750 (equivalent to 659 common shares) Class A Membership Units.

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

On January 31, 2017, Titan issued an additional Senior Bridge Note in the principal amount of $400,000. This Senior Bridge Note bears interest at 16% per year with a default interest rate of 18% per year and matures on April 30, 2017. In the event of a default under this Senior Bridge Note, Minn Shares is required to issue 1,758 shares of Common Stock to the holder on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. This Senior Bridge Note is secured by a subordinate security interest on substantially all of the Company’s and Titan’s assets. In connection with this Senior Bridge Note, on January 31, 2017, Minn Shares issued 8,792 shares of Common Stock. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017.

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

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, Minn Shares issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note. The Company expects to amend these notes in the near future to extend the maturity date of the notes to October 31, 2017.

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

Sources of Liquidity and Anticipated Capital Expenditures and Other Uses of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, and cash provided by investors. We have recently begun to generate positive cash flow from our Diamond Bar station, which is offset by negative cash flow at our El Toro station. As of June 30, 2017, El Toro ceased operations, and we do not anticipate any future cash flow from our El Toro station. The Company has evaluated El Toro’s assets for impairment and has determined that no impairment is necessary because the Company intends to redeploy the assets or sell the assets for an amount equal to or greater than the carrying value of the assets.

Our business plan calls for approximately $2,000,000 in additional capital expenditures for 2017, primarily related to the construction and refurbishing of CNG fueling stations and potential acquisitions. Additionally, of our total indebtedness of approximately $17,687,000 as of June 30, 2017, approximately $6,600,000 is classified as current debt. We are in violation of certain covenants related to the SBA loan. We received a waiver with respect to those covenant violations for the year ended December 31, 2016 but have not received a waiver for current violations of those covenants as of June 30, 2017 and through the date of filing of this Form 10-Q. The subordinated senior notes payable to members are due on October 31, 2017. Our total consolidated interest payment obligations relating to our indebtedness was approximately $400,000 for the six months ended June 30, 2017.

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

Results from Operations

Three months ended June 30, 2017 as compared with the three months ended June 30, 2016

Revenue. Titan continues to devote substantially all of its efforts on establishing the business and has not generated significant revenues from the core business – to build and operate public and private CNG filling stations under the Titan NGV Fueling brand. El Toro revenue for the three months ended June 30, 2017 and 2016 was $18,071 and $21,442, respectively. Diamond Bar revenue for the three months ended 2017 and 2016 revenues was $67,010 and $76,187, respectively. The decrease between years is from station downtime for repairs and maintenance during 2017.

For the three months ended June 30, 2016, the Company recognized revenue of $12,888 from volumetric excise tax credit from El Toro. The tax credit has not been renewed for 2017.

Cost of goods sold. Cost of goods sold are comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit cards fees. The margins at El Toro for the three months ending June 30, 2017 and 2016 were approximately 20% and 7%, with the margin at Diamond Bar for the three months ending June 30, 2017 and 2016 approximating 56% and 55%. The difference in margins between stations is attributable to the electricity expense. El Toro pays for demand electricity in order to turn on the equipment immediately, which adds additional expense to the cost of goods sold. At Diamond Bar the demand feature is not required. In addition, the electricity at Diamond Bar is less expensive because it is purchased directly from SCAQMD, as defined by the lease agreement.

Operating expenses. Operating expenses increased for the three months ended June 30, 2017 from the three months ended June 30, 2016 for approximately $115,000. The increase is attributable to additional professional fees related to public company reporting.

Interest expense. Interest expense increased between the three months ended June 30, 2016 and 2017 due to the addition of total related-party debt of over $10,000,000, for which interest expense of approximately $215,000 was due to related parties and approximately $15,000 was paid on the SBA loan.

Six months ended June 30, 2017 as compared with the six months ended June 30, 2016.

Revenue. Titan continues to devote substantially all of its efforts on establishing the business and has not generated significant revenues from the core business – to build and operate public and private CNG filling stations under the Titan NGV Fueling brand. With the addition of EVO we had revenues for the six months ended June 30, 2017 of $1,070,714, with approximately $891,000 generated from EVO. El Toro and Diamond Bar revenues were $180,000 and $162,000 for the six months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2016, the Company recognized revenue of $60,263 from volumetric excise tax credit. The tax credit has not been renewed for 2017.

Cost of goods sold. Cost of goods sold are comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit cards fees. The margin at El Toro is at approximately 20%, with the margin at Diamond Bar approximating 56%. The difference in margins is attributable to the electricity expense. El Toro pays for demand electricity in order to turn on the equipment immediately, which adds additional expense to the cost of goods sold. At Diamond Bar the demand feature is not required. In addition, the electricity at Diamond Bar is less expensive because it is purchased directly from SCAQMD, as defined by the lease agreement. EVO’s margin is approximately 44% which is attributable to little down time for station maintenance, the stations are open 24/7 and the price of natural gas has been depressed the first half of 2017.

Operating expenses. Operating expenses increased for the six months ended June 30, 2017 from the six months ended June 30, 2016 from approximately $645,000 to approximately $1,270,000. EVO contributed $480,000 of this increase with acquisition, along with $150,000 increase in professional fees related to public company reporting.

Interest expense. Interest expense increased between the six months ended June 30, 2016 and 2017 due to the addition of total debt of over $10,000,000, for which interest expense of approximately $400,000 was due to related parties and approximately $30,000 was paid on the SBA loan.

Loss on acquisition of El Toro. As of January 1, 2016 Titan acquired the remaining 80% of El Toro. As a result of this acquisition, a loss of $717,011 on the deficit acquired from El Toro was recorded.

Six months ended June 30, 2017 as compared with the six months ended June 30, 2016

We had cash and cash equivalents of $264,369 and $24,944 at June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, net cash used in operations was ($399,058) and ($475,321), respectively. We historically funded our operating losses primarily from the issuance of equity, convertible notes payable, member debt and SBA debt.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $262,369 at June 30, 2017 and $24,944 at June 30, 2016. The increase is primarily attributable to the issuance of equity during 2017 and financing in 2016.

Operating Activities. Net cash used in operations was ($399,058) and ($428,419) as of June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we had net losses of ($1,431,022) and ($1,421,034), respectively. Significant changes in working capital during these periods included:

●	Accounts receivable increased by $300,000 from the revenues generated by EVO through customer billings.

●	Volumetric excise tax credit (“VETC”) receivable decreased to ($15,200) at June 30, 2017, because the VETC was not renewed for 2017.

●	Accounts payable, accounts payable-related party, advances from related parties, accrued interest and accrued liabilities increased in aggregate by $1,111,000, primarily due to the lack of cash to make timely payments.

●	Non-cash transaction depreciation increased from $102,624 as of June 30, 2016 to $351,286 as of June 30, 2017 and for the six months ended June 30, 2016, accretion of the debt discount for $205,692 and warrant expense was $77,500, offset by the realized loss on derivative of $52,000.

●	An atypical non-cash transaction for the six months ended June 30, 2016, included loss on acquisition of El Toro of $717,011.

Investing Activities. Net cash used in investing was $144,828. The cash was used to purchase construction in progress assets during 2017. The net cash used in the six months ended March 2016 were from a combination of cash from acquisition and from assets placed into service for total cash used in investing of $7,331.

Financing Activities. Net cash provided by financing activities was $783,311 and $488,598 for the six months ended June 30, 2017 and 2016, respectively. The cash provided by financing activities in 2017 was from $400,000 in subordinated notes payable, $310,000 from the purchase of common stock and $130,612 from stockholders advances offset by $49,536 in principal payments on the SBA loan and $7,765 in payments on the related party promissory note. The cash provided by financing activities in 2016 was generated from $650,000 subordinated notes payable, offset by a $150,000 payment on the line-of-credit, $46,902 principal payments on the SBA loan and advances from stockholders of $37,500.

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

Debt Compliance

We have previously been and are out of compliance with technical covenants with our SBA Loan. We received a waiver to remedy the technical non-compliance under our SBA Loan for the year ended December 31, 2016 but have not received a waiver for current non-compliance as of June 30, 2017 and through the date of filing of this Form 10-Q. We expect to refinance the SBA Loan in the near term.

Existing Indebtedness

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with El Toro. The proceeds from the note were received by El Toro and the note payable is recorded by El Toro. The note is a ten year term note with interest fixed at 5.50% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan. Titan issued 35,491 (equivalent to 31,203 common shares) Class A Membership Units to those members as compensation for the guarantee. The note was obtained pursuant to a Loan Agreement with a bank dated December 31, 2014 (the facility governed by the Loan Agreement is hereinafter referred to as the “SBA Facility”). Titan was, as of December 31, 2016, and currently is, in violation of certain covenants under our SBA Facility. We received a waiver to remedy the technical non-compliance under our SBA Facility for the year ended December 31, 2016 but have not received a waiver for current non-compliance.

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

On February 29, 2016, Titan issued five promissory notes payable to members (the “Senior Bridge Notes”) with an original maturity date of June 28, 2016 for approximately $672,000, as well as 16,791 (equivalent to 18,806 common shares) Class A Membership Units. The Senior Bridge Notes originally bore interest at 12% per year with a default interest rate of 15% per year. Two of the Senior Bridge Notes were originally long-term debt of Titan outstanding at December 31, 2015 and converted into Senior Bridge Notes. In the event of a default under the Senior Bridge Notes, Titan is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and effective March 14, 2016 the interest rate was increased from 12% to 16%. The default interest rate was increased from 15% to 18%. As part of that first amendment, the note holders received 3,359 (equivalent to 2,953 common shares) Class A Membership Units in Titan. In September 2016, the Senior Bridge Notes were amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holders. The Company subsequently extended the maturity date of the notes to October 31, 2017. The Company paid a fee of 1% of the outstanding principal balance on the notes on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the maturity date of the notes. The notes are secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by Scott Honour and Kirk Honour.

On July 26, 2016, we issued an additional Senior Bridge Note for $200,000 with 16% interest and an original maturity date of October 2016. In September 2016, this Senior Bridge Note was amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holder. The Company paid a 1% fee on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the due date of this Senior Bridge Note to October 31, 2017. In the event of default the holder is entitled to receive 1,000 (equivalent to 1,120 common shares) Class A Membership Units. Titan issued 5,000 (equivalent to 5,600 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note.

On September 26, 2016, Titan issued an additional Senior Bridge Note for $150,000 with 16% interest an original maturity date of January 2017. Titan issued 3,750 (equivalent to 4,200 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note and received the proceeds from this note in October 2016. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017. In the event of default the holder of this Senior Bridge Note is entitled to receive 750 (equivalent to 840 common shares) Class A Membership Units.

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

On January 31, 2017, Titan issued an additional Senior Bridge Note in the principal amount of $400,000. This Senior Bridge Note bears interest at 16% per year with a default interest rate of 18% per year and matures on April 30, 2017. In the event of a default under this Senior Bridge Note, Minn Shares is required to issue 1,758 shares of Common Stock to the holder on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. This Senior Bridge Note is secured by a subordinate security interest on substantially all of the Minn Shares’ and Titan’s assets. In connection with this Senior Bridge Note, on January 31, 2017, Minn Shares issued 8,792 shares of Common Stock. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017.

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

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, Minn Shares issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note. The Company expects to amend these notes in the near future to extend the maturity date of the notes to October 31, 2017.

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

Basis of Presentation

Theses financial statements represent the consolidated financial statements of Minn Shares Inc., its wholly owned subsidiaries, Titan CNG LLC and Environmental Alternative Fuels, LLC, Titan’s wholly-owned subsidiaries, El Toro, Diamond Bar, and Blaine, and EAF’s wholly-owned subsidiary, EVO CNG, LLC (collectively, the “Company”). On November 22, 2016, Titan and its members entered into an Agreement and Plan of Securities Exchange with Minn Shares whereby Minn Shares acquired all of the equity interests of Titan and Titan became a wholly-owned subsidiary of Minn Shares (the “Titan Securities Exchange”). Minn Shares issued 248,481 shares of its Common Stock to acquire Titan, which resulted in the former Titan equity holders owning approximately 91.25% of the outstanding Common Stock after the consummation of the Titan Securities Exchange.

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the vehicle fuels industry.  As of March 31, 2017 the Company has closed one acquisition which was financed through approximately $13.6 million of debt of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date.  As of March 31, 2017, the Company has a working capital deficit of approximately $8.5 million which management anticipates rectifying with additional public or private offerings. The Company also is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive and principal financial officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e), as of the end of the period subject to this Report. Based on this evaluation, the Company’s management, including its principal executive and principal financial officers, has concluded that our disclosure controls and procedures were not effective as of June 30, 2017 due to the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 18, 2017. Notwithstanding the material weaknesses that existed as of December 31, 2016 and June 30, 2017, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

MINN SHARES INC.

Date: August 14, 2017	By:	/s/ John P. Yeros
John P. Yeros
Chief Executive Officer
Principal Executive Officer

Date: August 14, 2017	By:	/s/ Randy W. Gilbert
Randy W. Gilbert
Chief Financial Officer Principal Financial and Accounting Officer

MINN SHARES INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended JUNE 30, 2017

Exhibit	Description
3.1	Certificate of Amendment to Certificate of Incorporation (1)
10.1	Form of Subscription Agreement (2)
10.2	Form of Warrant (2)
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

(1)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 18, 2017 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 6, 2017 and incorporated herein by reference.