Form 10-Q
period 2017-09-30
EVO Transportation & Energy Services, Inc.
filed 2017-11-20
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-54218

EVO Transportation & Energy Services, Inc.

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

As of November 14, 2017, there were 693,581 shares of the registrant’s common stock, par value $0.0001, outstanding.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$90,768	$24,944
Accounts receivable	369,271	15,214
Inventory	1,212	-
Prepaids	41,269	11,576
Total current assets	502,520	51,734
Non-current assets
Property, equipment and land, net	8,272,210	1,102,249
Assets available for sale	394,575	-
Construction in progress	363,424	79,354
Goodwill and other intangibles	1,482,837	-
Deposits and other long-term assets	244,968	39,646
Total non-current assets	10,758,014	1,221,249
Total assets	$11,260,534	$1,272,983

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,572,260	$822,829
Accounts payable - related party	410,336	261,060
Advances from stockholders	107,758	37,500
Accrued interest - related party	461,655	164,368
Accrued expenses	177,855	127,596
Derivative liability	21,669	-
Current portion of subordinated senior notes payable to stockholders	1,421,556	1,021,556
Promissory notes - related party	4,038,315	-
Current portion of long-term debt	1,124,470	121,299
Total current liabilities	9,335,874	2,556,208
Non-current liabilities
Long term subordinated convertible notes payable to stockholders	1,166,373	1,166,373
Promissory notes - stockholders, net unamortized discount of $3,063,653 (2017) and $0 (2016)	6,853,712	405,103
Long term debt, less current portion	-	1,073,690
Derivative liability, less current portion	13,753	-
Deferred rent	18,747	15,439
Deferred income tax liability	71,294	71,294
Total non-current liabilities	8,123,879	2,731,899
Total liabilities	17,459,753	5,288,107
Commitments and contingencies
Stockholders' deficit
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 420,804 (2017) and 317,207 (2016) shares issued and outstanding	42	32
Additional paid-in capital	1,299,981	899,304
Accumulated deficit	(7,499,242)	(4,914,460)
Total stockholders' deficit	(6,199,219)	(4,015,124)
Total liabilities and stockholders' deficit	$11,260,534	$1,272,983

See notes to unaudited consolidated financial statements

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
CNG sales	622,073	133,353	1,692,787	295,452
Volumetric excises tax credit	-	-	-	60,263
Total revenue	622,073	133,353	1,692,787	355,715
	-	-
CNG cost of sales	316,433	46,936	870,517	139,468
	-	-
Gross profit	305,640	86,417	822,270	216,247

Operating expenses
General and administrative	356,666	598,977	1,317,993	1,157,528
Depreciation and amortization	148,353	51,312	499,639	153,936
Loss on impairment of fixed assets	679,535	-	679,535	-
Total operating expenses	1,184,554	650,289	2,497,167	1,311,464

Other expense
Interest expense	(244,721)	(96,246)	(879,595)	(264,444)
Loss on acquisition of El Toro	-	-	-	(717,011)
Realized and unrealized gain on derivative liability, net	(30,125)	-	47,210	-
Warrant expense	(77,500)	-	(77,500)	-
Other expense	-	4,480	-	-
Total other expense	(352,346)	(91,766)	(909,885)	(981,455)

Loss before income taxes	(1,231,260)	(655,638)	(2,584,782)	(2,076,672)

Income tax expense				-
Deferred federal	-	-	-	-
Total provision for income taxes	-	-	-	-

Net loss	(1,231,260)	(655,638)	(2,584,782)	(2,076,672)
Basic weighed average common shares outstanding	420,804	142,787	420,804	142,787
Basic loss per common share	$(2.93)	$(4.59)	$(6.14)	$(14.54)
Diluted weighed average common shares outstanding	420,804	142,787	420,804	142,787
Diluted loss per common share	$(2.50)	$(4.59)	$(4.93)	$(14.54)

See notes to unaudited consolidated financial statements

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(2,584,782)	$(2,076,672)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	499,639	153,936
Deferred rent	3,308	-
Gain on derivative liability	23,677	-
Realized loss on derivative liability	(70,887)	-
Common stock issued with debt	13,187	-
Loss on impairment of fixed assets	679,535	-
Warrant expense	77,500	-
Loss on acquisition of El Toro	-	717,011
Accretion of debt discount	231,094	13,905
Amortization of deferred financing costs	-	4,782
Changes in assets and liabilities
Accounts receivable	(367,057)	-
Volumetric excise tax credit receivable	13,000	-
Inventory	(1,212)	-
Prepaids	2,425	(80,000)
Other current assets	-	(5,127)
Other long-term assets	-	34,020
Deposits and other long-term assets	(6,571)	-
Accounts payable	502,919	309,033
Accounts payable - related party	149,276	49,406
Accrued interest related party	297,287	195,581
Accrued expenses	50,259	133,874
Deferred rent	-	(4,215)
	2,097,379	1,522,206
Net cash used in operating activities	(487,403)	(554,466)
Cash flows from investing activities
Purchase of equipment	-	(94,712)
Construction in progress	(144,827)	-
Cash from acquisition	-	(3,434)
Net cash used in investing activities	(144,827)	(98,146)
Cash flows from financing activities
Line-of-credit	-	(150,000)
Promissory note - related party	(11,685)	-
Proceeds from sale of common stock and issuance of warrants	310,000	-
Subordinated convertible senior notes payable to members	400,000	850,000
Proceeds from note payable to member	-	35,500
Payments of principal on long-term debt	(70,519)	(75,520)
Advances from related party	70,258	21,986
Net cash provided by financing activities	698,054	681,966
Net increase in cash	65,824	29,354
Cash and cash equivalents - beginning of year	24,944	358
Cash and cash equivalents - end of year	$90,768	$29,712

Supplemental disclosure of cash flow information:

Cash paid for interest for the nine months ended September 30, 2017 and 2016 was $363,476 and $47,316, respectively.

Supplemental disclosure of non-cash activity:

During the nine months ended September 30, 2017 and 2016 the Company had $247,512 of construction in progress purchases in accounts payable.

See notes to unaudited consolidated financial statements

On February 1, 2017, the Company acquired EVO to further its business relationship alignment with the Company’s business model to acquire existing CNG stations. The following is the allocation of the assets and liabilities as of February 1, 2017:

Prepaid	$32,118
Trademarks	164,000
Customer list	466,000
Goodwill	936,837
Property, equipment and land	8,552,441
Deposits and other long-term assets	198,751
Derivative liability	(5,821)
Derivative liability, less current portion	(76,811)
Convertible promissory note - related party	(13,550,000)
Debt discount	3,282,485

During the nine months ended September 30, 2016, the Company converted $99,235 of consulting expense into subordinated notes payable to members.

During the nine months ended September 30, 2016, the Company converted $127,108 of accounts payable - related party into subordinated notes payable to members.

During the nine months ended September 30, 2016, the Company converted $85,599 of long term notes payable related party into $21,556 and $64,043 of subordinated convertible senior notes payable to members and subordinated notes payable to members, respectively.

During the nine months ended September 30, 2016, the Company had $247,512 of construction in progress purchases in accounts payable.

The Company acquired the remaining 80% of Titan El Toro LLC to further its business relationship alignment with the Company’s business model to acquire existing CNG stations. The following is the allocation of the 80% interest of the assets and liabilities as of January 1, 2016:

Prepaid rent	$11,576
Property and equipment	1,271,617
Deposits	38,669
1,321,862

Checks written in excess of bank balance	3,434
Accounts payable	45,434
Accounts payable - related party	55,249
Deferred rent	24,147
Accrued expenses	1,566
Accrued interest - related party	122,582
Subordinated notes payable to members	700,826
Long-term debt	1,300,000
Net liabilities acquired	$(931,376)

See notes to unaudited consolidated financial statements

Basis of Presentation and Securities Exchange

These financial statements represent the consolidated financial statements of EVO Transportation & Energy Services, Inc., formerly Minn Shares Inc. (“EVO Inc.” or the “Company”), its wholly owned subsidiaries, Titan CNG LLC (“Titan”) and Environmental Alternative Fuels, LLC (“EAF”), Titan’s wholly-owned subsidiaries, Titan El Toro LLC (“El Toro”), Titan Diamond Bar LLC (“Diamond Bar”), and Titan Blaine, LLC (“Blaine”), and EAF’s wholly-owned subsidiary, EVO CNG, LLC (“EVO CNG”).

On November 22, 2016, Titan and its members entered into an Agreement and Plan of Securities Exchange with EVO Inc. whereby EVO Inc. acquired all of the equity interests of Titan and Titan became a wholly-owned subsidiary of EVO Inc. (the “Titan Securities Exchange”). The Company issued 248,481 shares of common stock, par value $0.0001 per share (“Common Stock”), to acquire Titan, which resulted in the former Titan equity holders owning approximately 91.25% of the outstanding shares of the Company’s Common Stock after the consummation of the Titan Securities Exchange.

At the closing of the Titan Securities Exchange, all of the issued and outstanding units of Titan immediately prior to the closing of the Titan Securities Exchange were converted into 248,481 shares of the Company’s Common Stock. The Company did not have any stock options or warrants to purchase shares of its capital stock outstanding at the time of the Titan Securities Exchange.

Cash and cash equivalents	$3,377
Accounts payable	(54,036)
Convertible promissory note - related party	(405,103)
Reverse acquisition	$(455,762)

Because the former members of Titan owned approximately 91.25% of the combined company on completion of the Titan Securities Exchange, the transaction was accounted for as a recapitalization through a reverse acquisition, with no goodwill or other intangibles recorded. As such, the financial information reflects the historical financial information of Titan, Diamond Bar and Blaine and the remaining assets and liabilities of EVO Inc. brought over at historical cost. EVO Inc.’s results of operations, which were de minimis, are included in the Company’s consolidated financial statements from the date of acquisition, November 22, 2016. Costs of the transaction have been charged to operations. The capital structure of the Company has been retroactively adjusted to reflect that of EVO Inc. with all shares being adjusted based on the exchange ratio of equity interest in connection with the Titan Securities Exchange.

As a result of the Titan Securities Exchange, EVO Inc. acquired the business of Titan and its subsidiaries Diamond Bar, Blaine and El Toro as of November 22, 2016, and will continue the existing business operations of Titan, Diamond Bar, Blaine and possibly El Toro as a publicly traded company under the name EVO Transportation & Energy Services, Inc.

Effective August 31, 2017, the Company amended its certificate of incorporation to change its name from “Minn Shares Inc.” to “EVO Transportation & Energy Services, Inc.” by the filing an amendment to the certificate of incorporation of the Company (the “Charter Amendment”). In connection with the name change, the Company changed its ticker symbol on the OTC Pink Marketplace from “MSHS” to “EVOA.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of September 30, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 18, 2017.

On February 1, 2017, EVO Inc., EAF, EVO CNG, and Danny R. Cuzick (“Danny Cuzick”), Damon R. Cuzick (“Damon Cuzick”), Theril H. Lund and Thomas J. Kiley (together with Danny Cuzick and Damon Cuzick, the “EAF Members”) consummated the transactions contemplated by that certain Agreement and Plan of Securities Exchange dated January 11, 2017 (the “EAF Exchange Agreement”). Pursuant to the EAF Exchange Agreement, EVO Inc. acquired all of the membership interests in EAF (the “EAF Interests”) from the EAF Members. EAF, together with EVO CNG, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin.

In determining the accounting acquirer in the transactions contemplated by the EAF Exchange Agreement, management considered the Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) 805—Business Combinations. Specifically, management considered the guidance in ASC 810-10, which generally provides that the acquirer in a business combination transaction is determined by identifying the existence of a controlling financial interest, which can typically be determined by the ownership of a majority voting interest. Because the EVO, Inc. stockholders continued to own all of the outstanding shares of Common Stock on completion of the transactions contemplated by the EAF Exchange Agreement, management determined that EVO Inc. was the accounting acquirer in the EAF transaction. However, because the Convertible Notes issued as consideration pursuant to the EAF Exchange Agreement could convert to a majority of the issued and outstanding Common Stock, management will continue to evaluate the accounting treatment for the EAF transaction.

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the transportation and vehicle fuels industry. As of September 30, 2017 the Company acquired EAF, which was financed through approximately $13.6 million of debt, of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date. As of September 30, 2017, the Company has a working capital deficit of approximately $8.4 million which management anticipates rectifying with additional public or private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

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

Note 1 - Description of Business and Summary of Significant Accounting Policies

The Company is a holding company based in Peoria, Arizona that owns two operating subsidiaries, Titan and EAF, that compete in the compressed natural gas (“CNG”) service business. Titan is the management company that oversees operations of the El Toro, Diamond Bar, and Blaine CNG service stations. El Toro was formed during 2013 and began operations during 2015. El Toro, located in Lake Forest, California, is a comprehensive natural gas vehicle solutions provider that offers products and services to corporate and municipal fleet operators as well as individual consumers. As of June 30, 2017, El Toro ceased operations. Blaine and Diamond Bar were formed in 2015. In March 2016, Diamond Bar began operations of its CNG station under a lease agreement with the State of California South Coast Air Quality Management District (“SCAQMD”) in Diamond Bar, California. The Company is currently constructing a private CNG station for Walters Recycling & Refuse, Inc. (“Walters”) in Blaine, Minnesota, which the Company will operate under a seven year take-or-pay contract with Walters. The Company also intends to provide comprehensive natural gas vehicle solutions to corporate and municipal fleet operators as well.

The Company was incorporated in the State of Delaware on October 22, 2010.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EVO, Inc., its subsidiaries, Titan and EAF, Titan’s wholly owned subsidiaries, El Toro, Diamond Bar and Blaine, and EAF’s wholly owned subsidiary, EVO CNG. All intercompany accounts and transactions have been eliminated in consolidation.

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

The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to recognition and measurement of identifiable assets acquired and liabilities assumed in business combinations, accounts receivable, estimated useful lives and impairment on property, equipment and land, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. No allowance for doubtful accounts was recorded for the nine months ended September 30, 2017.

Concentrations of Credit Risk

During the nine months ended September 30, 2017 and 2016, four and one customers accounted for 84% and 13%, respectively, of total revenues. At September 30, 2017, four customers accounted for 84% of total accounts receivable.

Property, Equipment and Land

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

Based on management's assessment, we recorded a $679,535 fixed asset impairment charge related to closing of the El Toro station. A significant portion of the asstes were land improvements and could not be sold or conveyed to another property.

Goodwill and Intangible Assets

Goodwill represents the excess of fair value over the net assets of the business acquired. Goodwill is evaluated for impairment annually or when a triggering event indicates it is more likely than not that an impairment may be necessary. Definite-lived intangible assets are amortized over their estimated useful lives. In addition, amortized intangible assets are reviewed for impairment annually or when indicators of impairment exist. No impairment expense was recognized during the nine months ended September 30, 2017.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the nine months ended September 30, 2017, the Company determined that fixed assets and construction in progress were impaired, recording a loss of $679,535 due to impairment of assets related to the Company’s El Toro station ceasing operations.

Assets Held for Sale

The Company classifies assets as being held for sale when the following criteria are met: management has committed to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is highly probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

Securities totaling 103,333 and 0 for the three and nine months ended September 30, 2017 and 2016, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. Interest and penalties, if applicable, are recorded in the period assessed as general and administrative expenses. However, no interest or penalties have been assessed for the nine months ended September 30, 2017 and 2016.

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

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 address multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification on the statements of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. An entity that elects early adoption must adopt all the amendments in the same period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We do not expect the adoption of ASU 2016-09 will have a material impact on our consolidated financial statements.

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

Note 2 - Acquisitions

EAF

On February 1, 2017, pursuant to the EAF Exchange Agreement, EVO, Inc. acquired all of the membership interests of EAF. EAF, together with EVO, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin.

In determining the accounting acquirer in the transactions contemplated by the EAF Exchange Agreement, management considered the Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) 805—Business Combinations. Specifically, management considered the guidance in ASC 810-10, which generally provides that the acquirer in a business combination transaction is determined by identifying the existence of a controlling financial interest, which can typically be determined by the ownership of a majority voting interest. Because the EVO Inc. stockholders continued to own all of the outstanding shares of Common Stock on completion of the transactions contemplated by the EAF Exchange Agreement, management determined that EVO, Inc. was the accounting acquirer in the EAF transaction. However, because the Convertible Notes issued as consideration pursuant to the EAF Exchange Agreement could convert to a majority of the issued and outstanding Common Stock, management will continue to evaluate the accounting treatment for the EAF transaction.

The following unaudited table summarizes the preliminary fair value allocation of the assets acquired and liabilities assumed at the acquisition date, which were based on the best information available at the time the financial statements were issued and is subject to change.

Prepaid	$32,118
Trademarks	164,000
Customer lists	466,000
Goodwill	936,837
Property, equipment and land	8,552,441
Deposits and other long-term assets	198,751
Derivative liability	(5,821)
Derivative liability, less current portion	(76,811)
Convertible promissory note - related party	(13,550,000)
Debt discount	3,282,485

The following table summarizes the unaudited pro forma results of the Company giving effect to the acquisition as if it had occurred on January 1, 2016. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had this acquisition occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

	For the Nine Months Ended
	September 30, (Unaudited)
	2017	2016
Revenue	$1,904,385	$1,779,093
Net loss	$(2,373,189)	$(2,692,046)
Basic weighted average common shares outstanding	420,804	142,787
Basic loss per common stock	$(5.63)	$(18.85)

The Company is evaluating the allocation of intangible assets as required under ASC 805-10-50-2 because the accounting for this business combination was incomplete at the time the financial statements were issued.

As consideration for the EAF Interests, EVO, Inc. issued a promissory note to an EAF Member in the principal amount of $3.8 million (the “Senior Promissory Note”) that bears interest at 7.5% per year, with a default interest rate of 12.5% per year, and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of EVO, Inc. in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 or a (c) declaration by the noteholder of an event of default under the Senior Promissory Note.

Also as consideration for the EAF Interests, EVO, Inc. issued convertible promissory notes to the EAF Members in the aggregate principal amount of $9.5 million (the “Convertible Notes”). The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of the Company’s Common Stock, subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of the Company’s total outstanding shares of Common Stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes would result in a change in control of the Company. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion into Common Stock of the Company’s subordinated notes payable to members, Senior Bridge Notes, convertible promissory notes, and certain accounts payable would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the EAF Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which the Company pledged to the EAF Members as security for the Convertible Notes.

Each Convertible Note is convertible at the applicable holder’s option beginning on the first anniversary of the date of issuance of the Convertible Notes, including at any time within 90 days after the holder’s receipt of notice of consummation of (1) a reorganization, merger or similar transaction where EVO, Inc. is not the surviving or resulting entity or (2) the sale of all or substantially all of EVO, Inc. assets, subject to customary restrictions. Each holder’s conversion option is subject to a monthly limit of the number of shares of Common Stock equal to 10% of the thirty day average trading volume of shares of Common Stock during the prior calendar month. The Convertible Notes are also subject to mandatory conversion at the Company’s option beginning on the first anniversary of the date of issuance of the Convertible Notes if: (i) the closing price of the Common Stock is greater than (A) 150% of the price at which a share of Common Stock is sold in a Private Offering or (B) $10.00 if a Private Offering has not occurred by December 31, 2017 and (ii) the average daily trading volume of shares of Common Stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted at the greater of (i) the amount of interest to be converted divided by the exchange ratio of 0.1357, subject to adjustment for stock splits or combinations, or (ii) the amount of interest to be converted divided by the closing price of the Common Stock on the trading day preceding the conversion date.

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

Note 3 - Balance Sheet Disclosures

Property and equipment are summarized as follows:

	September 30, 2017	December 31,
	(Unaudited)	2016
Buildings	$4,054,806	$664,276
Equipment	3,521,738	401,462
Land	975,899	-
Site development	-	161,467
Leasehold improvements	-	46,728
Computer equipment	40,528	42,109
	8,592,971	1,316,042
Less Property and equipment - accumulated depreciation	(320,761)	(213,793)
	$8,272,210	$1,102,249

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $415,639 and $153,936, respectively.

Construction in process contains amounts paid or accrued for construction of the Blaine CNG station that has not been placed into service as of September 30, 2017.

Intangible assets and goodwill consist of the following:

	September 30, 2017	December 31,
	(Unaudited)	2016
Trademarks	$164,000	$-
Customer lists	466,000	-
Goodwill	936,837	-
	$1,566,837	$-
Less intangible assets – accumulated amortization	(84,000)	-
	$1,482,837,	$-

Amortization expense for the nine months ended September 30, 2017 and 2016 was $84,000 and $0, respectively.

Amortization expense for the intangibles will be approximately $126,000 annually through 2022 and $21,000 in 2023.

Accrued expenses consist of the following:

	September 30, 2017	December 31,
	(Unaudited)	2016
Professional fees	$119,319	$82,386
Credit cards	25,508	32,061
FET taxes	23,187	0
Deferred rent	9,841	13,149
	$177,855	$127,596

Note 4 - Related Party Transactions

Accounts Payable - Related Party

The Company’s accounts payables - related party consist of guaranteed payments and expense reimbursement to members. Accounts payable - related party was $410,336 and $261,060 as of September 30, 2017 and December 31, 2016, respectively.

Advances Related Party

During the nine months ended September 30, 2017, an EAF member advanced $70,258 to the Company.

During the year ended December 31, 2016, a Titan member advanced $2,000 to the Company.

During the year ended December 31, 2016 an El Toro member advanced $35,500 to the Company.

Accrued Interest - Related Party

The Company’s accrued interest - related party are the accrued interest payments on stockholders’ subordinated convertible senior notes payable and convertible promissory notes payable to stockholders. Accrued interest - related party was $461,655 and $164,368 as of September 30, 2017 and December 31, 2016, respectively.

Note 5 - Long-Term Debt

Long-term debt consists of:

	September 30,	December 31,
	2017	2016
	(Unaudited)
$1,300,000 SBA note payable issued December 31, 2014, with interest at 5.50% for the first five years, then adjusted to the SBA LIBOR base rate, plus 2.35% for the remaining five years. The note required interest only payments for the first twelve months and commencing during January 2016 calls for monthly principle and interest payments of $15,288. The note matures March 2024, is secured by substantially all of the Company’s business assets and is personally guaranteed by certain members. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. The Company issued to members 35,491 units (equivalent to 31,203 common shares) in Titan as compensation for the guarantee. The Company was in violation of certain restrictive covenants as of September 30, 2017 and December 31, 2016.	$1,124,470	$1,194,989

Six subordinated senior notes payable to stockholders (“Senior Bridge Loans”) with interest at 12%. In connection with the notes payable, the note holders were issued 25,541 Class A Membership Units (equivalent to 22,455 common shares). In the event of a default the Company is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and allowed for an interest rate increase from 12% to 16% effective March 14, 2016. The default interest rate was increased from 15% to 18%. As part of the first amendment, the note holders received 3,359 Class A Membership Units (equivalent to 2,953 common shares) in Titan. In September 2016, the Senior Bridge Notes were amended to extend the due date to April 30, 2017 and the Company paid a fee for the extension of 1% of the outstanding principal balance to the note holders. The Company subsequently extended the maturity date of the notes to October 31, 2017. The Company paid a fee of 1% of the outstanding principal balance on the notes on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the maturity date of the notes. The notes are secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by two members. The Senior Bridge Notes contemplate a future conversion into equity but do not contain specific conversion terms. The Senior Bridge Notes were not extended at the maturity. See Note 10 for further discussion. However, the Company is in negotiations with the noteholders to extend the maturity date of the notes.	1,421,556	1,021,556

Nine subordinated notes payable to stockholders with interest at 12%, with maturity at December 2020, secured by a subordinate security interest on substantially all assets of the Company. During October 2017, the notes and related interest were converted to into 272,777 shares of common stock at a price of $5 per share.	1,166,373	1,166,373

Three convertible promissory notes to stockholders with interest at 12%, with maturity on or after November 2019. At the next equity financing the holder at their discretion may elect to convert the principal and interest at a conversion price equal to the price per security issued in such offering. These notes are also subject to mandatory conversion in the event that the Senior Bridge Notes and subordinated notes discussed above convert to equity, and any mandatory conversion will be on the same terms as those received by the holders of the Senior Bridge Notes and subordinated notes. The promissory notes are unsecured.	417,365	405,103

A promissory note to a former EAF member with interest at 7.5%, with maturity during December 2017, ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million or at discretion of the member.	3,788,315	-

Four promissory notes to former EAF members with interest at 6%, with maturity upon the earlier of July 2017 or the date of closing a private offering of at least $2 million. These notes are currently in default. However, the Company is in negotiations with the noteholders to extend the maturity date of these notes.	250,000	-

Four promissory notes to former EAF members with interest at 1.5%, with maturity during February 2026. The promissory notes are convertible into 1,400,000 shares. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. See note 2 above for additional discussion regarding the conversion mechanics of these convertible notes.	9,500,000	-

Debt discount*	(3,063,653)	-
	14,604,426	3,788,021
Less current portion	(6,584,341)	(1,142,855)
	$8,020,085	$2,645,166

* Of our total indebtedness of approximately $17,668,000 as of September 30, 2017, approximately $6,600,000 is classified as current debt. We are in violation of certain covenants related to the SBA loan. We received a waiver with respect to those covenant violations for the year ended December 31, 2016, but have not received a waiver for current violations of these covenants as of September 30, 2017 and through the date of filing of this Form 10-Q. On February 1, 2017, pursuant to the EAF Exchange Agreement, EVO Inc. acquired all of the membership interests of EAF. As consideration for the membership interests, EVO Inc. issued convertible promissory notes to the former members of EAF in the aggregate principal amount of $9.5 million (the “Convertible Notes”). The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of EVO Inc. common stock, subject to adjustment for stock splits, combinations or similar transactions, which represents approximately 81.1% of EVO Inc.’s total outstanding shares of common stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes would result in a change in control of the Company. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding shares of EVO Inc. common stock if the issuance of common stock pursuant to a private offering of common stock of up to $2 million and the conversion into common stock of EVO Inc.’s subordinated notes payable to members, Senior Bridge Notes, convertible promissory notes, and certain accounts payable would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding common stock.

The Company engaged a third-party financial advisory firm to assist in the determination of the purchase price allocation under the guidance of ASC Topic 805. The advisory firm calculated, with assistance and collaboration of management, the value of the $9.5 million-dollar debt to be $4,563,389, generating a debt discount $4,936,611; with accretion at September 30, 2017 the remaining discount is $3,063,653.

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes	Other Notes	Total
At September 30, 2017	$5,459,871	$1,124,470	$6,584341
2018	-	-	-
2019	417,365	-	417,365
2020	1,166,373	-	1,166,373
2021	-	-	-
Thereafter	9,500,000	-	9,500,000
	$16,543,609	$1,124,470	$17,668,079

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

The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets, by category.

	Fair Value at September 30,
	2017
Current commodity derivative liability	$21,669
Long-term commodity derivative liability	13,753	-
Total derivative liability	$35,422	-

As of September 30, 2017, the Company was party to one open derivative positions outstanding summarized below:

Type	Term	Volume Hedged (Dth)	Index	Fixed Price ($/Dth)
Swap	March 2015 - February 2019	95,000	NYM-LDS	$3.82

Note 7 - Fair Value Measurements

The following are the major categories of assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2017, using quoted prices in active markets for identical assets and liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

The following assets are measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Liability
Derivative liability	$-	$35,422	$-	$35,422

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

In connection with the completion of the Titan Securities Exchange, 104,179 outstanding Class A units were valued at predecessor cost, which resulted in no value to the units with the resulting liability assumed recorded at a loss in the statement of operations.

During the nine months ended September 30, 2017, the Company issued 103,333 units for $3.00 per units, with each unit consisting of one share of common stock and one equity-classified warrant to purchase one share of common stock.

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

As of September 30, 2017, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with a par value of $0.0001 per share. There were 420,804 and 317,207 shares of common stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, the authorized share capital of the Company consisted of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2017.

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

Rent expense for the six months ended September 30, 2017 and 2016 was approximately $95,000.

Future minimum lease payments under these leases are approximately as follows:

Years Ending December 31,
Nine months ended September 30, 2017
Remainder of 2017	$35,000
2018	139,000
2019	23,000
$197,000

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Grant Agreement

In 2013, Titan was the recipient of two grants in the amount of $300,000 and $150,000 from the California Energy Commission (“CEC”) and SCAQMD. The grant funds were used to complete the construction of a facility on El Toro Road as contemplated in the grant agreements. The grant proceeds are subject to repayment if the Company does not satisfy certain operational metrics contained in the grant agreements, and the Company is not in compliance with those metrics. In addition, the use of Titan on the project could be construed as requiring amendments to the grant agreements or consent from the CEC or SCAQMD, neither of which has been obtained by the Company.

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

Long-Term Take-or-Pay Natural Gas Supply Contracts

As of September 30, 2017, the Company had commitments to purchase CNG on a take-or-pay basis of approximately $545,000. It is anticipated these are normal purchases that will be necessary for sales, and no cash settlements will be made related to the purchase commitments.

Note 10 - Subsequent Events

On October 1, 2017, the Company converted the eight Junior Bridge Notes and related interest totaling $1,363,858 into common stock at a price per share of $5.00 for a total of 272,777 shares.

The terms of the Senior Bridge Notes required principal of approximately $1,222,000 and accrued interest of approximately $200,000 to be repaid on or before November 7, 2017, which is two business days after the fifth calendar day after October 31, 2017, the maturity date. The Company did not make these required payments, and this nonpayment by the Company constitutes an event of default under the Senior Bridge Notes. The Company and the Senior Bridge Note holders are negotiating extension terms for the Senior Bridge Notes, but there can be no assurance that the Company and the Senior Bridge Note holders will be able to agree on extension terms.

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

Background and Recent Developments

EVO Transportation & Energy Services, Inc., a Delaware corporation formerly named Minn Shares Inc. (“EVO Inc.,” “we,” “us,” “our” or the “Company”), was incorporated on October 22, 2010.  EVO Inc. was incorporated to effect the redomestication of Minn Shares Inc., a Minnesota corporation (“Minn Shares Minnesota”), to the State of Delaware. From December 2001 until November 22, 2016, the Company and its predecessor entity, Minn Shares Minnesota, did not engage in any business activities other than for the purpose of collecting and distributing its assets, paying, satisfying and discharging any existing debts and obligations and doing other acts required to liquidate and wind up its business and affairs. The business purpose of EVO Inc. was to seek the acquisition of or merger with an existing company.

Securities Exchanges with Titan CNG and Environmental Alternative Fuels, LLC

On November 22, 2016, the Company, Titan CNG LLC (“Titan”) and the members of Titan entered into a securities exchange agreement and effected a securities exchange, under which the Company acquired 100% of the membership interests of Titan. The former members of Titan owned approximately 91.25% of the combined company following securities exchange and, as a result, Titan was the accounting acquirer in the transaction. The Titan securities exchange was accounted for as a reverse acquisition and, consequently, a discussion of the past financial results of EVO Inc. is not pertinent and the historical financial results of Titan prior to the securities exchange are considered the historical financial results of the Company.

On February 1, 2017, the Company, Environmental Alternative Fuels, LLC, a Delaware limited liability company (“EAF”), EVO CNG, LLC, a Delaware limited liability company and a wholly-owned subsidiary of EAF (“EVO CNG”), and Danny R. Cuzick (“Danny Cuzick”), Damon R. Cuzick (“Damon Cuzick”), Theril H. Lund and Thomas J. Kiley (together with Danny Cuzick and Damon Cuzick, the “EAF Members”) consummated the transactions contemplated by that certain Agreement and Plan of Securities Exchange dated January 11, 2017 (the “EAF Exchange Agreement”). Pursuant to the EAF Exchange Agreement, the Company acquired all of the membership interests in EAF (the “EAF Interests”) from the EAF Members. EAF, together with EVO CNG, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin.

The transactions contemplated by the EAF Exchange Agreement were accounted for as an acquisition. Because the EVO, Inc. stockholders continued to own all of the outstanding shares of Common Stock on completion of the transactions contemplated by the EAF Exchange Agreement, management determined that EVO Inc. was the accounting acquirer in the EAF transaction. However, because the Convertible Notes issued as consideration pursuant to the EAF Exchange Agreement could convert to a majority of the issued and outstanding Common Stock, management will continue to evaluate the accounting treatment for the EAF transaction.

Effective August 31, 2017, the Company amended its certificate of incorporation to change its name from “Minn Shares Inc.” to “EVO Transportation & Energy Services, Inc.” by the filing an amendment to the certificate of incorporation of the Company (the “Charter Amendment”). In connection with the name change, the Company changed its ticker symbol on the OTC Pink Marketplace from “MSHS” to “EVOA.”

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

General Overview

The Company is a holding company for two operating subsidiaries, Titan and EAF, that acquire, build and operate public and private compressed natural gas (“CNG”) fueling stations. Titan was formed in July 2012 and is the parent company of the wholly owned subsidiaries Titan Blaine, LLC (“Blaine”), formed in 2015, Titan Diamond Bar LLC (“Diamond Bar”), formed in 2015, and Titan El Toro LLC (“El Toro”), which was formed in 2013 and fully acquired by the Company in 2016. Titan is a natural gas vehicle (“NGV”) fueling company based in Peoria, Arizona. Titan was established to take advantage of the growing U.S. demand for natural gas as a vehicle fuel source. During February 2015 Titan opened its first station, Titan El Toro, in Lake Forest, California. In March 2016 Titan assumed ownership of a CNG station from the State of California South Coast Air Quality Management District (“SCAQMD”) in Diamond Bar, California. We intend to upgrade the capability of this facility and expand it beyond its current client base. We are also investing in the construction and operation of a private station for Walters Recycling & Refuse, Inc. in Blaine, Minnesota.

EAF was originally organized on March 28, 2012 under the name “Clean-n-Green Alternative Fuels, LLC” in the State of Delaware. Effective May 1, 2012, EAF changed its name to “Environmental Alternative Fuels, LLC.” EVO CNG, EAF’s wholly owned subsidiary, was originally organized in the State of Delaware on April 1, 2013 under the name “EVO Trillium, LLC” and subsequently changed its name to “EVO CNG, LLC” effective March 1, 2016. Together, EAF and EVO CNG operate six compressed natural gas fueling stations located in California, Texas, Arizona and Wisconsin.

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the vehicle fuels industry. As of September 30, 2017 the Company acquired EAF, which was financed through approximately $13.6 million of debt, of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date. As of September 30, 2017, the Company has a working capital deficit of approximately $8.4 million which management anticipates rectifying with additional public or private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The unaudited financial statements included with this report were prepared assuming that the Company will continue as a going concern; however, the above conditions raise doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Sources of Revenue

Titan was founded in 2012 and for the first four years only had management fee revenues. Beginning in 2016 Titan generated revenues from its CNG stations El Toro and Diamond Bar, and with the acquisition of EAF the Company generated revenue from six stations beginning February 2017. As of June 30, 2017, our El Toro station has ceased operations.

Investments in Affiliates

Titan was invested in an affiliate through January 1, 2016. The investment was recorded using the equity method of accounting with Titan’s proportionate share of net income or loss of the investee included as a separate line item in the statements of operation. The Company ordinarily would discontinue applying the equity method once the investment (and net advances) were reduced to zero, however Titan was committed to provide further financial support for the investee and through the guarantee of substantially all the assets of the Company by a Small Business Administration (“SBA”) note. The affiliate was the following:

1.	El Toro, of which Titan currently owns 100% and from El Toro’s formation in 2013 until January 1, 2016, owned 20%. El Toro is located in California and is an unmanned CNG station. As of June 30, 2017, El Toro ceased operations. The Company has evaluated El Toro’s assets for impairment and determined to record an impairment of $679,535. The Company intends to redeploy or sell the assets for an amount equal to or greater than book value.

Key Trends

In general, CNG has become the primary alternative fueling choice for truck and bus fleets operating in the $134 billion fleet fueling market. Natural gas is sold on a gas gallon equivalent (“GGE”) basis and as of January 2017 was selling at an average price nationally of approximately $2.11 per GGE versus average prices of gasoline and diesel of $2.32 and $2.58 per gallon, respectively. We expect this price advantage to remain intact for the foreseeable future, which creates a strong economic incentive for vehicle operators to switch to CNG. In addition, CNG is a significantly cleaner fuel than is gasoline or diesel. With increased focus on the environment, the benefits from natural gas powered vehicles have an immediate positive impact on the issues of air quality, U.S. energy security and public health. Using renewable CNG can result in greater than 95% less greenhouse gases than traditional petroleum products. And because CNG fuel systems are completely sealed, CNG vehicles produce no evaporative emissions, which are a common hazard when using liquid fuel. Also, CNG creates less engine wear, thereby making its use even more desirable. As of October 2016, there are fewer than 1,000 public CNG stations in the United States, compared to over 124,000 gasoline stations across the country. According to the U.S. Energy Information Administration, demand for natural gas fuels in the United States increased by approximately 45% during the period from January 1, 2012 through December 31, 2015, with the number of total CNG stations growing at a compound annual growth rate of 14% since 2009.

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

The natural gas vehicle industry is the beneficiary of federal and state incentives promoting the use of natural gas as a vehicle fuel choice. Titan received $450,000 of state grants to assist in the development of our El Toro station which was completed for approximately $2 million. In addition, through December 31, 2016 we received a $0.50 per GGE federal tax credit for each GGE sold. In some cases, we share this credit with our customers.

Recent Developments

On January 1, 2016, Titan exchanged ownership and $876,000 in debt and interest for an additional 80% ownership in Titan El Toro, LLC. As a result, Titan now owns 100% of El Toro. With the combination, the debt and interest were converted to notes payable issued by Titan at 12% interest and mature in December 2020.

On January 1, 2016, Titan issued eight subordinated notes payable to members (the “Junior Bridge Notes”) with a maturity date of December 31, 2020 for approximately $876,000, as well as 64,387 (equivalent to 56,608 common shares) Class A Membership Units in Titan. Titan issued an additional Junior Bridge Note on January 1, 2016 for approximately $99,000 to evidence pre-existing indebtedness. The Junior Bridge Notes bear interest at 12% per year with a default rate of 15% per year. The Junior Bridge Notes are secured by a subordinate security interest on substantially all assets of Titan. On October 1, 2017, the Company converted the eight Junior Bridge Notes and related interest totaling $1,363,858 into common stock at a price per share of $5.00 for a total of 272,777 shares.

On February 29, 2016, Titan issued five promissory notes payable to members (the “Senior Bridge Notes”) with an original maturity date of June 28, 2016 for approximately $672,000, as well as 14,762 (equivalent to 18,806 common shares) Class A Membership Units. The Senior Bridge Notes originally bore interest at 12% per year with a default interest rate of 15% per year. Two of the Senior Bridge Notes were originally long-term debt of Titan outstanding at December 31, 2015, and converted into Senior Bridge Notes. In the event of a default under the Senior Bridge Notes, Titan is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016, and effective March 14, 2016, the interest rate was increased from 12% to 16%. The default interest rate was increased from 15% to 18%. As part of that first amendment, the note holders received 3,359 (equivalent to 2,953 common shares) Class A Membership Units in Titan. In September 2016, the Senior Bridge Notes were amended to extend the maturity date to January 31, 2017, and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holders. The Company subsequently extended the maturity date of the notes to October 31, 2017. The Company paid a fee of 1% of the outstanding principal balance on the notes on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the maturity date of the notes. The notes are secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by Scott Honour and Kirk Honour. The Senior Bridge Notes were not extended at the maturity. However, the Company is in negotiations with the noteholders to extend the maturity date of the notes.

On July 26, 2016, Titan issued an additional Senior Bridge Note for $200,000 with 16% interest and an original maturity date of October 2016. In September 2016, this Senior Bridge Note was amended to extend the maturity date to January 31, 2017, and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holder. The Company paid a 1% fee on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the due date of this Senior Bridge Note to October 31, 2017. In the event of default the holder is entitled to receive 1,000 (equivalent to 879 common shares) Class A Membership Units. Titan issued 5,000 (equivalent to 4,395 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note. The Senior Bridge Notes were not extended at the maturity. However, the Company is in negotiations with the noteholders to extend the maturity date of the notes.

On September 26, 2016, Titan issued an additional Senior Bridge Note for $150,000 with 16% interest and an original maturity date of January 2017. Titan issued 3,750 (equivalent to 3,297 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note and received the proceeds from this note in October 2016. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017. In the event of default the holder of this Senior Bridge Note is entitled to receive 750 (equivalent to 659 common shares) Class A Membership Units. The Senior Bridge Notes were not extended at the maturity. However, the Company is in negotiations with the noteholders to extend the maturity date of the notes.

On November 22, 2016, Titan issued three convertible promissory notes (the “Minn Shares Notes”) in the aggregate principal amount of $405,103 to Joseph H. Whitney, The Globe Resources Group, LLC and Richard E. Gilbert. The Minn Shares Notes bear interest at the rate of 12% per annum and mature in November 2019 unless earlier converted. Each Minn Shares Note is convertible at the holder’s option as follows: (i) upon the sale by the Company of not less than $7,500,000 of its equity securities at a conversion price equal to the price per security issued in such offering, (ii) upon a corporate transaction such as a merger, consolidation or asset sale involving either the sale of all or substantially all of the the Company’s assets or the transfer of at least 50% of the Company’s equity securities at a conversion price equal to the enterprise value of the Company, as established by the consideration payable in the corporate transaction or (iii) on or after the maturity date at a conversion price equal to the quotient of $20 million divided by the number of shares of the Company’s Common Stock outstanding on a fully diluted basis. The Minn Shares Notes are subject to mandatory conversion upon the conversion into equity securities of the Junior Bridge Notes and Senior Bridge Notes upon the same conversion terms as the Junior Bridge Notes and Senior Bridge Notes.

On January 31, 2017, Titan issued an additional Senior Bridge Note in the principal amount of $400,000. This Senior Bridge Note bears interest at 16% per year with a default interest rate of 18% per year and matures on April 30, 2017. In the event of a default under this Senior Bridge Note, the Company is required to issue 1,758 shares of Common Stock to the holder on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. This Senior Bridge Note is secured by a subordinate security interest on substantially all of the Company’s assets. In connection with this Senior Bridge Note, on January 31, 2017, the Company issued 8,792 shares of Common Stock. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017. The Senior Bridge Notes were not extended at the maturity. However, the Company is in negotiations with the noteholders to extend the maturity date of the notes.

On February 1, 2017, pursuant to the EAF Exchange Agreement, the Company acquired all of the membership interests of EAF. As consideration for the EAF Interests, EVO, Inc. issued a promissory note in the principal amount of $3.8 million to Danny Cuzick (the “Senior Promissory Note”) and convertible promissory notes in the aggregate principal amount of $9.5 million to the EAF Members (the “Convertible Notes”). The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of EVO, Inc. in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by Danny Cuzick of an event of default under the Senior Promissory Note. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026.

The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of EVO, Inc.’s Common Stock, subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of EVO Inc.’s total outstanding shares of Common Stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes would result in a change in control of EVO Inc. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion of Minn Shares’ and Titan’s junior bridge notes, senior bridge notes, convertible promissory notes, and certain accounts payable into Common Stock would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the EAF Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which EVO, Inc. pledged to the EAF Members as security for the Convertible Notes.

Each Convertible Note is convertible at the applicable holder’s option beginning on the first anniversary of the date of issuance of the Convertible Notes, including at any time within 90 days after the holder’s receipt of notice of consummation of (1) a reorganization, merger or similar transaction where EVO Inc. is not the surviving or resulting entity or (2) the sale of all or substantially all of EVO, Inc.’s assets, subject to customary restrictions. Each holder’s conversion option is subject to a monthly limit of the number of shares of Common Stock equal to 10% of the thirty day average trading volume of shares of Common Stock during the prior calendar month. The Convertible Notes are also subject to mandatory conversion at EVO, Inc.’s option beginning on the first anniversary of the date of issuance of the Convertible Notes if: (i) the closing price of the Common Stock is greater than (A) 150% of the price at which a share of Common Stock is sold in a Private Offering or (B) $10.00 if a Private Offering has not occurred by December 31, 2017 and (ii) the average daily trading volume of shares of Common Stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted at the greater of (i) the amount of interest to be converted divided by the exchange ratio of 0.1357, subject to adjustment for stock splits or combinations, or (ii) the amount of interest to be converted divided by the closing price of the Common Stock on the trading day preceding the conversion date.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, EVO, Inc. issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note. The promissory notes were not extended at the maturity. However, the Company is in negotiations with the noteholders to extend the maturity date of the notes.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, EVO, Inc. guaranteed a note from Danny Cuzick to EAF dated January 30, 2017 in the principal amount of $4 million (the “EAF Note”). The EAF Note is secured by all assets of EAF and is guaranteed by EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by Danny Cuzick of an event of default under the EAF Note.

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

Sources of Liquidity and Anticipated Capital Expenditures and Other Uses of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, and cash provided by investors. We have recently begun to generate positive cash flow from our Diamond Bar station, which is offset by negative cash flow at our El Toro station. As of June 30, 2017, El Toro ceased operations, and we do not anticipate any future cash flow from our El Toro station. The Company has evaluated El Toro’s assets for impairment and determined an impairment of $679,535. The Company intends to redeploy or sell the assets for an amount equal to or greater than book value.

Our business plan calls for approximately $2,000,000 in additional capital expenditures for 2017, primarily related to the construction and refurbishing of CNG fueling stations and potential acquisitions. Additionally, of our total indebtedness of approximately $17,668,000 as of September 30, 2017, approximately $6,600,000 is classified as current debt. We are in violation of certain covenants related to the SBA loan. We received a waiver with respect to those covenant violations for the year ended December 31, 2016, but have not received a waiver for current violations of those covenants as of September 30, 2017 and through the date of filing of this Form 10-Q. The subordinated senior notes payable to members were due on October 31, 2017. The notes payable were not extended at the maturity. However, the Company is in negotiations with the noteholders to extend the maturity date of the notes. Our total consolidated interest payment obligations relating to our indebtedness was approximately $661,000 for the nine months ended September 30, 2017.

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

Results from Operations

Three months ended September 30, 2017 as compared with the three months ended September 30, 2016

Revenue. Titan continues to devote substantially all of its efforts on establishing the business and has not generated significant revenues from the core business – to build and operate public and private CNG filling stations under the Titan NGV Fueling brand. El Toro revenue for the three months ended June 30, 2017 and 2016 was $35,460 and $34,296, respectively. El Toro’s quarter three revenue was from the sale of Low Carbon Fuel credits (“LCFS”). LCFS is a rule enacted to reduce carbon intensity in transportation fuels as compared to petroleum fuels, such as gasoline and diesel. The most common low-carbon fuels are alternative fuels and cleaner fossil fuels, such as natural gas (CNG), with California the first state to mandate low-carbon fuel. The Company generated fuel credits with the sale of CNG and is allowed to sell them to conventional users of fuel to meet the California standards. Diamond Bar revenue for the three months ended September 2017 and 2016 was $51,641 and $41,572, respectively. The increase between years is from station downtime for repairs and maintenance during 2016.

Cost of goods sold. Cost of goods sold are comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit cards fees. The margin at El Toro for the three months ending September 30, 2016 was approximately 26%, with the margin at Diamond Bar for the three months ending September 30, 2017 and 2016 approximating 3% and 53%. The difference in margins between stations in 2016 is attributable to the electricity expense. El Toro pays for demand electricity in order to turn on the equipment immediately, which adds additional expense to the cost of goods sold. At Diamond Bar the demand feature is not required. In addition, the electricity at Diamond Bar is less expensive because it is purchased directly from SCAQMD, as defined by the lease agreement. Diamond Bar cost of goods in 2016 did not reflect approximately $9,000 in electricity expense from July and the 2017 quarter three electrical expense included expenses from the prior quarter.

Operating expenses. Operating expenses increased for the three months ended September 30, 2017 from the three months ended September 30, 2016 by approximately $680,00 from the impairment of fixed assets and were offset by lower professional fees related to the Company going public in the third quarter of 2016.

Interest expense. Interest expense increased between the three months ended September 30, 2017 and 2016 due to the addition of total related-party debt of over $13,550,000, for which interest expense of approximately $215,000 was due to related parties and approximately $15,000 was paid on the SBA loan.

Nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016.

Revenue. Titan continues to devote substantially all of its efforts on establishing the business and has not generated significant revenues from the core business – to build and operate public and private CNG filling stations under the Titan NGV Fueling brand. With the addition of EVO we had revenues for the nine months ended September 30, 2017 of approximately $1,693,000, with about $1,423,000 generated from EVO. El Toro and Diamond Bar revenues were $270,000 and $295,000 for the nine months ended June 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2016, the Company recognized revenue of $60,263 from volumetric excise tax credit. The tax credit has not been renewed for 2017.

Cost of goods sold. Cost of goods sold are comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit cards fees. The margin at El Toro is at approximately 45%, with the margin at Diamond Bar approximating 33%. The difference in margins is attributable to the electricity expense. Diamond Bar recognized approximately $10,000 in electricity expense from 2016 in 2017. In, addition Diamond Bar has been down for maintenance more in 2017 than 2016. EVO’s margin is approximately 50% which is attributable to little down time for station maintenance, the stations are open 24/7 and the price of natural gas has been depressed in 2017.

Operating expenses. Operating expenses increased for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 from approximately $1,300,000 to approximately $2,500,000. The increase is from EVO expenses of $423,000, additional depreciation from EVO assets and amortization of intangibles connected to the EVO acquisition and $680,000 loss on impairment of fixed assets. The increase in the aforementioned expenses was offset by a decrease in professional fees. During 2016 there was a spike in legal and accounting fees related to the Company going public.

Interest expense. Interest expense increased between the nine months ended September 30, 2017 and 2016 due to the addition of total debt of $13,550,000, for which interest expense of approximately $670,000 was due to related parties and approximately $45,000 was paid on the SBA loan.

Loss on acquisition of El Toro. As of January 1, 2016 Titan acquired the remaining 80% of El Toro. As a result of this acquisition, a loss of $717,011 on the deficit acquired from El Toro was recorded.

Nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016

We had cash and cash equivalents of $90,768 and $29,712 at September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, net cash used in operations was ($487,403) and ($554,466), respectively. We historically funded our operating losses primarily from the issuance of equity, convertible notes payable, member debt and SBA debt.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $90,768 at September 30, 2017 and $29,712 at September 30, 2016. The increase is primarily attributable to the issuance of equity and notes payable during 2017.

Operating Activities. Net cash used in operations was ($487,403) and ($554,466) as of September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, we had net losses of ($2,584,782) and ($2,076,672), respectively. Significant changes in working capital during these periods included:

●	Accounts receivable increased by $367,000 from the revenues generated by EVO through customer billings.

●	Accounts payable, accounts payable-related party, advances from related parties, accrued interest and accrued liabilities increased in aggregate by $312,000, primarily due to the lack of cash to make timely payments.

●	The non-cash transaction of depreciation increased from $152,936 as of September 30, 2016 to $499,636 as of September 30, 2017 and for the nine months ended September 30, 2017, accretion of the debt discount was $231,094 and warrant expense was $77,500, offset by the realized loss on derivative of $70,877.

●	The Company also adjusted for a one time transaction of loss on impairment of fixed assets for $679,535.

●	An atypical non-cash transaction for the nine months ended September 30, 2016, included loss on acquisition of El Toro of $717,011.

Investing Activities. Net cash used in investing was $144,827. The cash was used to purchase construction in progress assets during 2017. The net cash used in the nine months ended September 2016 were from a combination of cash from acquisition and from assets placed into service for total cash used in investing of $98,146.

Financing Activities. Net cash provided by financing activities was $698,054 and $681,966 for the nine months ended September 30, 2017 and 2016, respectively. The cash provided by financing activities in 2017 was from $400,000 in subordinated notes payable, $310,000 from the purchase of common stock and $70,258 from stockholders advances offset by $70,519 in principal payments on the SBA loan and $11,685 in payments on the related party promissory note. The cash provided by financing activities in 2016 was generated from $850,000 subordinated notes payable, offset by a $150,000 payment on the line-of-credit, $75,520 principal payments on the SBA loan and advances from stockholders of $35,500.

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

Debt Compliance

We have previously been and are out of compliance with technical covenants with our SBA Loan. We received a waiver to remedy the technical non-compliance under our SBA Loan for the year ended December 31, 2016, but have not received a waiver for current non-compliance as of September 30, 2017 and through the date of filing of this Form 10-Q. We expect to refinance the SBA Loan in the near term.

Existing Indebtedness

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with El Toro. The proceeds from the note were received by El Toro and the note payable is recorded by El Toro. The note is a ten year term note with interest fixed at 5.50% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan. Titan issued 35,491 (equivalent to 31,203 common shares) Class A Membership Units to those members as compensation for the guarantee. The note was obtained pursuant to a Loan Agreement with a bank dated December 31, 2014 (the facility governed by the Loan Agreement is hereinafter referred to as the “SBA Facility”). Titan was, as of December 31, 2016, and currently is, in violation of certain covenants under our SBA Facility. We received a waiver to remedy the technical non-compliance under our SBA Facility for the year ended December 31, 2016, but have not received a waiver for current non-compliance.

In addition to the SBA Facility, on January 1, 2016, Titan issued 64,387 (equivalent to 56,608 common shares) Class A Membership Units and Junior Bridge Notes in the aggregate principal amount of approximately $876,000 to eight accredited investors in exchange for mezzanine debt in El Toro plus approximately 80% of the membership interest in El Toro. Titan issued an additional Junior Bridge Note to a ninth accredited investor on January 1, 2016 for approximately $99,000 to evidence pre-existing indebtedness. The Junior Bridge Notes bear interest at the annual rate of 12% and mature on December 31, 2020. The Junior Bridge Notes are secured by a subordinate security interest on substantially all of Titan’s assets, including accounts receivable and rights to payment, which will remain in effect until such notes are repaid. The holders of the Junior Bridge Notes are the Alpeter Family Limited Partnership, Brian and Renae Clark, Falcon Capital LLC, Honour Capital LP, James Jackson, John Honour, Kirk Honour, Keith and Janice Clark, and Stephen and Jayne Clark. On October 1, 2017, the Company converted the eight Junior Bridge Notes and related interest totaling $1,363,858 into common stock at a price per share of $5.00 for a total of 272,777 shares.

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

On July 26, 2016, we issued an additional Senior Bridge Note for $200,000 with 16% interest and an original maturity date of October 2016. In September 2016, this Senior Bridge Note was amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holder. The Company paid a 1% fee on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the due date of this Senior Bridge Note to October 31, 2017. In the event of default the holder is entitled to receive 1,000 (equivalent to 1,120 common shares) Class A Membership Units. Titan issued 5,000 (equivalent to 5,600 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note. The Senior Bridge Notes were not extended at the maturity. However, the Company is in negotiations with the noteholders to extend the maturity date of the notes.

On September 26, 2016, Titan issued an additional Senior Bridge Note for $150,000 with 16% interest an original maturity date of January 2017. Titan issued 3,750 (equivalent to 4,200 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note and received the proceeds from this note in October 2016. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017. In the event of default the holder of this Senior Bridge Note is entitled to receive 750 (equivalent to 840 common shares) Class A Membership Units. The Senior Bridge Notes were not extended at the maturity. However, the Company is in negotiations with the noteholders to extend the maturity date of the notes.

On November 22, 2016, EVO, Inc. issued Minn Shares Notes in the aggregate principal amount of $405,103 to Joseph H. Whitney, The Globe Resources Group, LLC and Richard E. Gilbert. The Minn Shares notes bear interest at the rate of 12% per annum and mature in November 2019 unless earlier converted. Each Minn Shares Note is convertible at the holder’s option as follows: (i) upon the sale by EVO, Inc. of not less than $7,500,000 of its equity securities at a conversion price equal to the price per security issued in such offering, (ii) upon a corporate transaction such as a merger, consolidation or asset sale involving either the sale of all or substantially all of the EVO, Inc. assets or the transfer of at least 50% of EVO, Inc.’s equity securities at a conversion price equal to the enterprise value of EVO, Inc.’s, as established by the consideration payable in the corporate transaction or (iii) on or after the maturity date at a conversion price equal to the quotient of $20 million divided by the number of shares of EVO, Inc.’s stock outstanding on a fully diluted basis. The Minn Shares Notes are subject to mandatory conversion upon the conversion into equity securities of the Junior Bridge Notes and Senior Bridge Notes upon the same conversion terms as the Junior Bridge Notes and Senior Bridge Notes.

On January 31, 2017, Titan issued an additional Senior Bridge Note in the principal amount of $400,000. This Senior Bridge Note bears interest at 16% per year with a default interest rate of 18% per year and matures on April 30, 2017. In the event of a default under this Senior Bridge Note, EVO, Inc. is required to issue 1,758 shares of Common Stock to the holder on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. This Senior Bridge Note is secured by a subordinate security interest on substantially all of the EVO, Inc.’s assets. In connection with this Senior Bridge Note, on January 31, 2017, EVO, Inc. issued 8,792 shares of Common Stock. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017. The Senior Bridge Notes were not extended at the maturity. However, the Company is in negotiations with the noteholders to extend the maturity date of the notes.

On February 1, 2017, EVO, Inc. issued the Senior Promissory Note in the principal amount of $3.8 million to Danny Cuzick and Convertible Notes in the aggregate principal amount of $9.5 million to the EAF Members. The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of EVO, Inc. in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by Danny Cuzick of an event of default under the Senior Promissory Note. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026.

The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of EVO, Inc.’s Common Stock, subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of EVO, Inc.’s total outstanding shares of Common Stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes would result in a change in control of the Company. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion into Common Stock of the Company’s subordinated notes payable to members, Senior Bridge Notes, convertible promissory notes, and certain accounts payable would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the EAF Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which the Company pledged to the EAF Members as security for the Convertible Notes.

Each Convertible Note is convertible at the applicable holder’s option beginning on the first anniversary of the date of issuance of the Convertible Notes, including at any time within 90 days after the holder’s receipt of notice of consummation of (1) a reorganization, merger or similar transaction where EVO, Inc. is not the surviving or resulting entity or (2) the sale of all or substantially all of EVO, Inc. assets, subject to customary restrictions. Each holder’s conversion option is subject to a monthly limit of the number of shares of Common Stock equal to 10% of the thirty day average trading volume of shares of Common Stock during the prior calendar month. The Convertible Notes are also subject to mandatory conversion at the Company’s option beginning on the first anniversary of the date of issuance of the Convertible Notes if: (i) the closing price of the Common Stock is greater than (A) 150% of the price at which a share of Common Stock is sold in a Private Offering or (B) $10.00 if a Private Offering has not occurred by December 31, 2017 and (ii) the average daily trading volume of shares of Common Stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted at the greater of (i) the amount of interest to be converted divided by the exchange ratio of 0.1357, subject to adjustment for stock splits or combinations, or (ii) the amount of interest to be converted divided by the closing price of the Common Stock on the trading day preceding the conversion date.

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

Basis of Presentation

Theses financial statements represent the consolidated financial statements of EVO Inc., its wholly owned subsidiaries, Titan and EAF, Titan’s wholly-owned subsidiaries, El Toro, Diamond Bar, and Blaine, and EAF’s wholly-owned subsidiary, EVO CNG. On November 22, 2016, Titan and its members entered into an Agreement and Plan of Securities Exchange with the Company whereby the Company acquired all of the equity interests of Titan and Titan became a wholly-owned subsidiary of the Company (the “Titan Securities Exchange”). The Company issued 248,481 shares of its Common Stock to acquire Titan, which resulted in the former Titan equity holders owning approximately 91.25% of the outstanding Common Stock after the consummation of the Titan Securities Exchange.

At the closing of the Titan Securities Exchange, all of the units issued and outstanding for Titan immediately prior to the closing of the Titan Securities Exchange were converted into 248,481 shares of Common Stock of the Company. Titan did not have any stock options or warrants to purchase its membership interests outstanding at the time of the Titan Securities Exchange.

Because the former members of Titan owned approximately 91.25% of the combined company on completion of the Titan Securities Exchange, the transaction was accounted for as a recapitalization through a reverse acquisition, with no goodwill or other intangibles recorded. As such, the financial information reflects the historical financial information of Titan, Diamond Bar and Blaine and the remaining assets and liabilities of EVO, Inc. brought over at historical cost. EVO, Inc.’s results of operation, which were de minimis, are included in the Company’s financial statements from the date of acquisition, November 22, 2016. Costs of the transaction have been charged to operations. The capital structure of the Company has been retroactively adjusted to reflect that of EVO, Inc. with all shares being adjusted based on the exchange ratio of equity interest in connection with the Titan Securities Exchange.

As a result of the Titan Securities Exchange, EVO Inc. acquired the business of Titan and its subsidiaries Diamond Bar, Blaine and El Toro as of November 22, 2016, and will continue the existing business operations of Titan, Diamond Bar, Blaine and possibly El Toro as a publicly traded company under the name EVO Transportation & Energy Services, Inc. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In determining the accounting acquirer in the transactions contemplated by the EAF Exchange Agreement, management considered the Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) 805—Business Combinations. Specifically, management considered the guidance in ASC 810-10, which generally provides that the acquirer in a business combination transaction is determined by identifying the existence of a controlling financial interest, which can typically be determined by the ownership of a majority voting interest. Because the EVO, Inc. stockholders continued to own all of the outstanding shares of Common Stock on completion of the transactions contemplated by the EAF Exchange Agreement, management determined that EVO, Inc. was the accounting acquirer in the EAF transaction.

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the vehicle fuels industry. As of September 30, 2017 the Company acquired EAF, which was financed through approximately $13.6 million of debt, of which $3.8 million is contemplated to be repaid through a successful secondary offering before the December 31, 2017 due date. As of September 30, 2017, the Company has a working capital deficit of approximately $8.4 million which management anticipates rectifying with additional public or private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The unaudited financial statements included with this report were prepared assuming that the Company will continue as a going concern; however, the above conditions raise doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Property, Equipment and Land

Property and equipment are stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from five to 40 years, and the shorter of the estimated economic life or related lease terms for leasehold improvements.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the nine months ended September 30, 2017, the Company determined that fixed assets and construction in progress were impaired, recording a loss of $679,535.

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

As a smaller reporting company, we are not required to provide disclosure under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive and principal financial officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e), as of the end of the period subject to this Report based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, the Company’s management, including its principal executive and principal financial officers, has concluded that our disclosure controls and procedures were not effective as of September 30, 2017 due to the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 18, 2017. Notwithstanding the material weaknesses that existed as of December 31, 2016 and September 30, 2017, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The terms of the Senior Bridge Notes required principal of approximately $1,222,000 and accrued interest of approximately $200,000 to be repaid on or before November 7, 2017, which is two business days after the fifth calendar day after October 31, 2017, the maturity date. The Company did not make these required payments, and this nonpayment by the Company constitutes an event of default under the Senior Bridge Notes. The Company and the Senior Bridge Note holders are negotiating extension terms for the Senior Bridge Notes, but there can be no assurance that the Company and the Senior Bridge Note holders will be able to agree on extension terms.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 1, 2017, the Company issued 272,777 shares of the its common stock at a price of $5.00 per share pursuant to the terms of a subscription agreement with certain accredited investors in exchange for the cancellation of $1,363,858 in principal and interest outstanding under the Company’s Junior Bridge Notes. The common stock was offered and sold as part of a private placement solely to “accredited investors” as that term is defined under Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The foregoing summary of the material terms of the subscription agreement is not complete and is qualified in its entirety by reference to the form of subscription agreement included as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

See the Exhibit Index immediately following the signature page to this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: November 20, 2017	By:	/s/ John P. Yeros
John P. Yeros
Chief Executive Officer
Principal Executive Officer

Date: November 20, 2017	By:	/s/ Randy W. Gilbert
Randy W. Gilbert
Chief Financial Officer Principal Financial and Accounting Officer

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended SEPTEMBER 30, 2017

Exhibit	Description
3.1	Certificate of Amendment to Certificate of Incorporation (1)
10.1	Separation Agreement, dated October 9, 2017, between EVO Transportation & Energy Services, Inc. and Kirk Honour (2)
10.2	Form of Subscription Agreement*
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

(1)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 1, 2017 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on October 9, 2017 and incorporated herein by reference.