Form 10-K
period 2017-12-31
EVO Transportation & Energy Services, Inc.
filed 2018-04-17
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $420,804 based on the price of $1.00 per share, the price at which the Registrant’s common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter as reported on the OTC Pink Marketplace and as adjusted for the Registrant’s 50-for-1 reverse stock split.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 16, 2018, there were 2,062,040 shares of the registrant’s common stock, par value $0.0001, outstanding.

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements reflect management’s current view about future events. When used in this report, the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms identify forward-looking statements as they relate to EVO Transportation & Energy Services, Inc., a Delaware corporation formerly named Minn Shares Inc. (“EVO Inc.,” the “Company,” “we,” “us” or “our”), its subsidiaries or management. The forward-looking statements in this report generally relate to: our growth strategy and potential acquisition candidates, gasoline, diesel, and natural gas prices, management’s expectations regarding market trends and competition in the vehicle fuels industry, government tax credits and other incentives, and environmental and safety considerations.

Forward-looking statements are based on information available to management at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Such statements reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of this report) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include, among other factors:

●	Future supply, demand, use and prices of crude oil, gasoline, diesel, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;

●	Our expectations regarding the market’s perception of a need for alternative vehicle fuels generally;

●	Our expectations regarding the market’s perception of the benefits of conventional and renewable natural gas relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;

●	Expected rates and levels of adoption of compressed natural gas (“CNG”) as a vehicle fuel and our ability to capture a significant share of these markets if and when they grow;

●	Our expectations regarding the customer and geographic markets that are well-suited for, and show the most promise for adoption of, natural gas as a vehicle fuel;

●	Projections regarding natural gas vehicle cost, fuel usage, availability, quality, safety, convenience (to fuel and service), design and performance, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;

●	The competitive environment in which we operate, including predictions of increasing competition in the market for vehicle fuels generally, and the nature and impact of competitive developments in our industry, including advances or improvements in non-natural gas vehicle fuels and engines powered by these fuels;

●	The availability and effect on our business of environmental tax or other government regulations, programs or incentives that promote natural gas as a vehicle fuel, such as, for instance, a federal alternative fuels tax credit (“AFTC,” formerly known as VETC) and the programs under which we generate credits by selling CNG, plus credits under the California Low Carbon Fuel Standards.

ii

●	Potential adoption of government policies or programs that favor vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;

●	The impact of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as emissions and other environmental regulations and pressures on crude oil and natural gas drilling, production, importing or transportation methods and fueling stations for these fuels;

●	Developments in our products and services offering, including any new business activities we may pursue in the future;

●	The success and importance of any acquisitions, divestitures, investments or other strategic relationships or transactions;

●	New technologies and improvements to existing technologies in the vehicle fuels markets;

●	General political, regulatory, economic and market conditions;

●	Our need for and access to additional capital to fund our business or repay our debt, through selling assets or pursuing equity, debt or other types of financing;

The preceding list is not intended to be an exhaustive list of all of the topics addressed by our forward-looking statements. Although the forward-looking statements in this report reflect our good faith judgment based on available information, they are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed in this report in Item 1A. Risk Factors. In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as predictions of future events. All forward-looking statements in this report are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date we file this report.

We qualify all of our forward-looking statements by this cautionary note.

iii

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

Effective August 31, 2017, Minn Shares changed its name to EVO Transportation & Energy Services, Inc.

Business Overview

EVO Inc. and its wholly owned subsidiaries, Titan CNG LLC (“Titan”) and Environmental Alternative Fuels, LLC (“EAF”), Titan’s wholly-owned subsidiaries, Titan El Toro LLC (“El Toro”), Titan Diamond Bar LLC (“Diamond Bar”), and Titan Blaine, LLC (“Blaine”), and EAF’s wholly-owned subsidiary, EVO CNG, LLC (“EVO CNG”) are engaged in the business of acquiring, building and operating public and private CNG fueling stations. Our strategy is to acquire existing stations and ancillary businesses serving the CNG industry and to grow organically by constructing public and private CNG stations financed, in large part, by long-term customer contracts. Our management team and board of directors has significant experience in acquiring companies, including businesses in distress, and expects to use its acquisition and capital structure experience as well as its operating expertise to create value in the CNG industry.

Titan

Titan currently owns one CNG fueling station and leases property for a second station. The properties are located at the following addresses:

●	24201 El Toro Road, Lake Forest, California 92630 (“Titan El Toro”); and

●	21865 Copley Drive, Diamond Bar, California 91765 (“Titan Diamond Bar”).

Titan opened its Titan El Toro station in in February 2015 and began operations of its Titan Diamond Bar station under a lease agreement with the State of California South Coast Air Quality Management District (“SCAQMD”) in March 2016. Titan closed its El Toro station in June 2017. Titan was constructing a private station for Walters Recycling & Refuse in Blaine, Minnesota, but the Company did not meet the operational deadline as defined, and the project was cancelled per the Agreement.

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

Market Overview

Management believes that there is an immediate opportunity to capture market share in the growing U.S. natural gas vehicle fueling market. According to the United States Department of Energy, in December 2017, natural gas was selling at retail in the United States at approximately $2.17 per gas gallon equivalent (“GGE”) while gasoline and diesel were selling for approximately $2.49 and $2.90 per gallon, respectively. Management expects this disparity to remain intact for the foreseeable future, which would create a strong economic incentive for vehicle operators to switch to CNG. In addition, CNG is a significantly cleaner fuel than is gasoline or diesel and creates less engine wear, thereby making its use even more desirable. Natural Gas Vehicles of America (“NGV America”) estimates that as of December 2017, there were approximately 1,750 natural gas fueling stations, with 153,000 natural gas vehicles, including commercial vehicles in the United States.

Management believes that the natural gas industry is ripe for growth in the United States. According to NGV America, a natural gas trade publication, as of 2016 there were more than 22.4 million natural gas vehicles in the world. Global usage of natural gas vehicles has grown at a compound annual growth rate of 21.6% for the last decade. The United States currently has approximately 250 million total vehicles in operation, of which approximately 150,000 consist of natural gas vehicles. As a result, management expects the United States to experience rapid growth in the NGV and natural gas industries for the foreseeable future.

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

Traditional natural gas produces up to 21% less greenhouse gases than gasoline and diesel on a well-to-wheels basis according to NGV America. Renewable natural gas can achieve a reduction in greenhouse gases of greater than 100% according to Argonne National Laboratory. At the same time, CNG produces over 90% fewer particulate emissions than diesel according to the Department of Energy. Several municipalities are encouraging the use of natural gas trucks to promote cost savings and quieter, cleaner operations in urban settings.

With the technological advances in natural gas drilling and production, including horizontal drilling techniques and hydraulic fracturing, the natural gas reserves in the United States has made the county the highest volume producer of natural gas in the world. Management expects that corporations and state and local governments in the United States seeking a long-term, reliable, and stably priced transportation fuel source will increasingly look to natural gas as an alternative and viable solution to gasoline and diesel due to the abundance of the resource.

Historically, the federal government and numerous state and local governments have offered grants and tax rebates, and have passed regulations promoting the use of natural gas as an alternative vehicle fuel source. In addition, many state and local governments operate natural gas vehicles and have become anchor customers for public CNG stations to promote CNG usage. AFTC, which was designed to promote natural gas usage in the United States, was reinstated retroactively with the Bipartisan Budget Act of 2018. In addition, management expects federal, state and local governments to offer similar tax credits and other incentives moving forward to promote the use of natural gas due to its economic, safety and environmental benefits.

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

We compete directly with both private and public operators of CNG fueling stations. The private market for CNG fueling solutions is currently served by a few larger operators and a number of smaller operators with a few stations. The following are the primary competitors of EVO Inc. serving the CNG market:

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

Strategy

Our goal is to capitalize on the current and anticipated growth in the use of natural gas vehicle fuels and to advance our leadership position in the vehicle fuels market. To achieve this end, we are pursuing the following strategies:

●	Acquire existing CNG stations. EVO Inc. intends to identify, analyze, and acquire CNG fueling stations, with a particular focus on stations in the Midwest, West and Southwest regions of the United States. We will seek to acquire CNG fueling stations that have demonstrated or anticipated above-average sales growth and profit potential. Management analyzes potential acquisition targets based on a set of assessment criteria, which includes the following factors:

●	demographic markets and geographic suitability;

●	status of station performance;

●	potential upside in performance improvement;

●	sales efficiency processes and resources; and

●	service market penetration opportunity.

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

Tax Rebate Opportunity

Historically, the federal government offered AFTC, formerly VETC enabling the Company to receive a tax credit of $.50 per GGE of CNG sold for vehicle fuel use. The AFTC was first offered on October 1, 2006 and expired December 31, 2016, and reinstated for 2017. Although we previously availed ourselves of the AFTC, our business is not dependent on tax credits, grants, or other incentives from federal, state or local governments. However, when available, we plan to pursue actively federal and state tax credits and other incentives to lower development and operating costs.

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

EAF Tolleson. Our primary customer at the EAF Tolleson station is Frito Lay. EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting the station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to be ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $70,565 minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $510,763, which amount decreases each year during the term of the agreement and was equal to $306,458 as of December 31, 2016 and 2017.

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

EAF Jurupa Valley. Our principal customer at the EAF Jurupa Valley station was Swift. Swift owns the real estate underlying the EAF Jurupa Valley station and leases the property to EVO pursuant to an oral month-to-month lease agreement. Under the terms of the lease agreement, EVO agreed to construct a CNG fueling station and to make provisions for the installation of a natural gas supply line to the property in order to meet Swift’s CNG fueling needs. EVO entered into a line extension contract dated April 3, 2014 with Southern California Gas Company to serve as the supplier of CNG to the station. Southern California Gas Company agreed to install a pipeline connecting its existing infrastructure to the northwest border of the EAF Jurupa Valley property at no cost to EVO or Swift, provided that at least 2.4 million DGE is pumped in any 12-month period during the first three years of operation. EVO agreed to pay $290,000 for installation of a pipeline across the property to connect the fueling station to the new line laid by Southern California Gas Company. During December 2017, Swift ended their use of CNG trucks. Management believes it can replace Swift and is actively marketing the location. The station is in a highly industrialized area with significant trucking activity.

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

Employees

We currently have two full-time employees. Refer to Item 10 of this annual report for biographical and compensation information about our employees.

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

We have a history of losses and may incur additional losses in the future.

In 2016 and 2017, we incurred pre-tax losses of $3,862,249 and $5,088,749, respectively. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments. For instance, in 2017, our determination of an impairment of the El Toro assets as a result of the station’s closure. Any similar actions in the future could have material adverse consequences, including material negative effects on our financial condition, our results of operations and the trading price of our common stock.

We may experience impairment of our long-lived assets.

 Long-lived assets, including property, plant and equipment, are tested for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Once an asset is considered impaired, an impairment loss is recorded within operating expense for the difference between the asset's carrying value and its fair value. For assets held and used in the business, management determines fair value using estimated future cash flows to be derived from the asset, discounted to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the proceeds to be received upon sale of the asset, less disposition costs. During the year ended December 31, 2017, we recorded an impairment of $806,217 associated with our El Toro station. In addition we impaired goodwill and customer lists for $4,1000,000.

If we do not obtain sufficient additional capital or generate substantial revenue, we may be unable to pursue our objectives. This raises doubt related to our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended December 31, 2017, indicating that our accumulated deficit raises doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we might be unable to continue as a going concern. This could significantly reduce the value of our investors’ investment in the Company.

We are in default under the terms of certain of our indebtedness documents and those defaults could have a significant adverse effect on the Company, including our ability to remain in business.

As previously disclosed, the Company is in default under the terms of the Company’s Senior Bridge Notes and under the terms of four promissory notes issued by the Company to the former members of Environmental Alternative Fuels, LLC in the aggregate principal amount of $250,000. In addition, the Senior Promissory Note in the principal amount of $3.8 million that the Company issued to Danny Cuzick matured on December 31, 2017. The Company failed to pay the outstanding balance on the Senior Promissory Note at the maturity date, and that note was in default until the Company and Danny Cuzick amended the note subsequent to year end. There can be no assurance that the Company will be able to cure the foregoing defaults or any defaults under the Company’s other financing arrangements caused by the foregoing defaults, and the Company’s failure to cure its defaults could have a significant adverse effect on the Company’s ability to remain in business.

We and certain of our subsidiaries and current and former directors and executive officers are named defendants in a lawsuit that could be expensive and time consuming, and, if resolved adversely, could have a significant adverse effect on the Company.

On January 22, 2018, certain holders of Senior Bridge Notes initiated a lawsuit in the District Court of Hennepin County, Minnesota against the Company and certain of its subsidiaries and current and former directors and executive officers. The complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, fraud/fraudulent misrepresentation, successor liability, unjust enrichment, and breach of fiduciary duty, and seeks money damages, interest, costs, disbursements, attorneys’ fees and other equitable relief. To the extent that we do not resolve this litigation in a timely manner, or if the litigation is resolved adversely to us, it could have a significant adverse effect on the Company. In addition, this litigation could cause us to incur additional costs and could divert our management’s attention from other operational matters, both of which could have an adverse effect on the Company.

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

In planning and performing its audit of the consolidated financial statements of the Company as of December 31, 2017, EKS&H LLLP, the independent registered public accounting firm of the Company, identified a number of deficiencies in internal control that it considered to be material weaknesses and other deficiencies that it considered to be significant deficiencies. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. As a result, we will be required to expend significant resources to develop the necessary documentation and testing procedures required by Section 404, and there is a risk that we will not comply with all of the necessary requirements. If we cannot remediate the material weaknesses in internal controls identified by our current and former independent registered public accounting firms or if we identify additional material weaknesses in internal controls that cannot be remediated in a timely manner, investors and others with whom we do business may lose confidence in the reliability of our financial statements, and in our ability to obtain equity or debt financing could suffer.

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

Our near-term financial success and revenue will result entirely from marketing our services at our existing CNG stations, which will generate all of our near-term net sales. Thus, our financial performance remains dependent on these stations’ success. We were not able to complete the development of the Titan Blaine Station for economic reasons, which makes us more dependent on our existing locations going forward.

We partially funded the construction of certain of our fueling stations using grant funds that we are required to repay if we do not satisfy certain operational metrics.

Titan received grants in the amount of $450,000 in 2013 from the California Energy Commission (“CEC”) to provide funds to assist in the construction and equipping of our Titan El Toro station. We used the grant funds to complete the construction of our Titan El Toro station as contemplated in the grant agreement. The project was completed by an affiliate of the Company, as defined in the grant agreement. The grant proceeds are subject to repayment if we do not satisfy certain operational metrics contained in the grant agreement through September 2018. The Titan El Toro station ceased operations in June 2017, and management is uncertain and cannot provide assurance that we will succeed in satisfying the operational metrics. Our financial condition could be materially adversely affected if we are required to repay the grant proceeds that we used to construct our Titan El Toro station. In addition, the project was completed by an affiliate of the Company, which could be construed as requiring an amendment to the grant agreement or consent from the CEC, neither of which has been obtained by the Company. In addition, EVO received grants in the amounts of $400,000 and $100,000 to assist in the construction and equipping of our EAF San Antonio and EAF Fort Worth stations, respectively. The grants must be repaid if EVO sells, transfers, destroys or otherwise loses title, possession, ownership or control of the equipment funded with the grants during the terms of the respective grant agreements.

Many of the key personnel on which we depend to operate our company provide their services to us on a part-time basis and have other business or employment obligations.

Our ability to execute our business plans and objectives depends, in large part, on our ability to attract and retain qualified personnel. Competition for personnel is intense and there can be no assurance that we will be able to attract and retain personnel. In particular, we are presently dependent upon the services of our management team and founder members, most of whom are part-time. John Yeros, chief executive officer and Damon Cuzick, chief operating officer, are the only full-time members of our management team. Our inability to utilize their services could have an adverse effect on us and there would likely be a difficult transition period in finding replacements for any of them. The execution of our strategic plan will place increasing demands on our management and operations. There can be no assurance that we will be able to effectually manage any expansion of our business. Management’s inability to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We received state government grants to assist us in building our Titan El Toro, EAF San Antonio and EAF Fort Worth stations and many of our customers received tax incentives to offset part or all of the additional up front cost to acquire NGVs or convert vehicles to run on natural gas. In addition, many states offer waivers on vehicle weight to allow for NGVs to operate. These and other incentives may not continue. The federal government’s AFTC tax credit program was reinstated for 2017, but if in the future the AFTC tax credit program is not renewed or if other government incentives are discontinued, our business may be adversely affected.

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

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, EVO Inc. is not required to provide disclosure under this item.

Item 2. Properties.

EVO Inc. utilizes the office space and equipment of its management at no cost to the Company. Management estimates such amounts to be immaterial. Through its subsidiaries, Titan and EAF, EVO Inc. owns and operates seven natural gas fueling stations located in California, Texas, Arizona and Wisconsin.

Titan

Titan operates one fueling station—Titan Diamond Bar—located in California.

Titan El Toro. Titan opened the Titan El Toro fueling station in February 2015. Management closed El Toro during 2017.

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

Titan Diamond Bar. Titan began operating the Titan Diamond Bar station in March 2016. The station is currently fueling 10,000 GGEs per month. The SCAQMD is an ongoing customer, and we serve existing and new retail customers as well. The location of this station is about 30 minutes away from Titan El Toro.

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

EAF

EAF, through its wholly owned subsidiary, EVO, operates six natural gas fueling stations located in California, Texas, Arizona and Wisconsin. EAF owns the real property at the EAF Tolleson, EAF Oak Creek, EAF San Antonio and EAF Lake Arlington stations and leases the properties to EVO under the terms of oral leases for one-time payments of $1.00. The EAF Tolleson, EAF Oak Creek, EAF San Antonio and EAF Lake Arlington properties are each subject to two mortgages related to the Promissory Note and the Senior Promissory Note for $4,000,000 and $3,800,000, respectively, as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The property underlying the EAF Jurupa Valley and EAF Fort Worth stations is leased by EVO from third parties.

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

Item 3. Legal Proceedings.

On January 22, 2018, certain holders of Senior Bridge Notes initiated a lawsuit in the District Court of Hennepin County, Minnesota against the Company, certain of its subsidiaries and Scott Honour, Kirk Honour, and John Yeros. The complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, fraud/fraudulent misrepresentation, successor liability, unjust enrichment, and breach of fiduciary duty, and seeks money damages, interest, costs, disbursements, attorneys’ fees and other equitable relief.

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and seeks money damages, costs, attorneys’ fees and other appropriate relief.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share. EVO Inc. common stock trades under the symbol “EVOA” on the OTC Pink Marketplace maintained by the OTC Markets Group Inc.

On April 12, 2018, the high and low bid quotations per share of our common stock was $0.15 and $0.15, respectively, as reported on the OTC Pink Marketplace. The following table sets forth, for the calendar quarters indicated, the reported high and low bid quotations per share of EVO Inc. common stock as reported on the OTC Pink Marketplace, all adjusted to account for the Reverse Split. Such quotations reflect inter-dealer quotations without retail mark-up, markdowns or commissions, and may not necessarily represent actual transactions. Trading in stocks quoted on the OTC Pink Marketplace is often limited and characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. Bid quotations for shares of EVO Inc. common stock have been limited historically, and we cannot assure you that an active trading market for EVO Inc. common stock will develop in the future.

	High	Low

Fiscal Year Ended December 31, 2016

First Quarter	$2.50	$2.50
Second Quarter	$6.00	$1.00
Third Quarter	$3.00	$1.00
Fourth Quarter	$48.00	$2.00

Fiscal Year Ended December 31, 2017

First Quarter	$20.00	$1.00
Second Quarter	$1.00	$1.00
Third Quarter	$1.00	$1.00
Fourth Quarter	$0.02	$0.02

As of April 13, 2018, there were approximately 163 holders of record of our common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company has not yet issued any of the preferred stock.

On April 13, 2018, the Company filed a Certificate of Designation of Rights and Preferences of Series A Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to 100,000 shares of Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”). The Series A Preferred Stock ranks senior in preference and priority to the Company’s common stock with respect to dividend and liquidation rights and, except as provided in the Certificate of Designation or otherwise required by law, will vote with the common stock on an as converted basis on all matters presented for a vote of the holders of common stock, including directors, and are entitled to fifteen votes for each share of Series A Preferred Stock held on the record date for the determination of the stockholders entitled to vote or, if no record date is established, on the date the vote is taken.

The Series A Preferred Stock is convertible at any time at the option of the holder or the Company at an initial conversion ratio of one share of Common Stock for each share of Series A Preferred Stock. The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations. In addition, each share of Series A Preferred Stock will automatically convert to one share of Common Stock if the closing price on all domestic securities exchanges on which the Common Stock may at the time be listed exceeds six dollars ($6.00) per share for thirty (30) consecutive trading days and the daily trading volume of the Common Stock is at least twenty thousand (20,000) shares for that same period.

The holders of the Series A Preferred Stock are entitled to a liquidation preference of $3.00 per share of Series A Preferred Stock plus any accrued but unpaid dividends upon the liquidation of the Company. The Series A Preferred Stock may be redeemed by the Company at any time at a redemption price equal to $3.00 plus all accrued but unpaid dividends, and each holder of Series A Preferred Stock may cause the Company to redeem the holder’s Series A Preferred Stock at any time after August 1, 2018 at a redemption price equal to $3.00 plus all accrued but unpaid dividends.

The approval of the holders of at least a majority of the Series A Preferred Stock, voting together as a separate class, is required for the Company to amend the Certificate of Designation, including by merger or otherwise, to as to alter or repeal the preferences, rights, privileges or powers of the Series A Preferred Stock in a manner that would adversely affect the rights of the holders of the Series A Preferred Stock.

Dividend Policy

EVO Inc. has not paid any cash dividends since inception and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the most recently completed fiscal year, the Company did not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our board of directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval. Following the end of fiscal year 2017, the Company’s board of directors adopted an equity compensation plan to retain and incentivize key personnel to drive the success of the Company. Refer to the discussion in Item 9B of this annual report for a description of the plan.

Item 6. Selected Financial Data

As a smaller reporting company, EVO Inc. is not required to provide disclosure under this item.

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

Effective August 31, 2017, the Company amended its certificate of incorporation to change its name from “Minn Shares Inc.” to “EVO Transportation & Energy Services, Inc.” by filing an amendment to the certificate of incorporation of the Company. In connection with the name change, the Company changed its ticker symbol on the OTC Pink Marketplace from “MSHS” to “EVOA.”

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the transportation and vehicle fuels industry. As of December 31, 2017, the Company has a working capital deficit of approximately $6.6 million and negative equity of approximately $12.8 million. In addition, the Company is in violation of its bank covenants. Management anticipates rectifying with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2018:

On April 2, 2018, the Company and a related party note holder agreed to extend the maturity date of the $3,800,000 promissory note through July 2019.

During April 2018, the Company paid the working capital notes of $250,000 in full.

On April 13, 2018, the Company consummated the following transactions:

●	The Company issued 275,583 common shares in exchange for certain Senior Bridge Notes in the aggregate principal amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

●	The Company issued 268,057 common shares in exchange for the Junior Bridge Notes in the aggregate principal amount of approximately $1,340,261, with the per share price for shares of common stock equal to $5.00.

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and Jerry Moyes. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a warrant to purchase one share of Common Stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company did not pay any commissions in connection with the sale of these Units.

Sources of Revenue

Titan was founded in 2012 and for the first four years only had management fee revenues. Beginning in 2015 Titan generated revenues from its CNG station El Toro and in 2016 Diamond Bar began operations. With the acquisition of EAF the Company generated revenue from six stations beginning February 2017. As of June 30, 2017, our El Toro station has ceased operations.

Investments in Affiliates

Titan was invested in an affiliate through January 1, 2016. The investment was recorded using the equity method of accounting with Titan’s proportionate share of net income or loss of the investee included as a separate line item in the statements of operation. The Company ordinarily would discontinue applying the equity method once the investment (and net advances) were reduced to zero, however Titan was committed to provide further financial support for the investee and through the guarantee of substantially all the assets of the Company by a Small Business Administration (“SBA”) note. The affiliate was the following:

1.	El Toro, of which Titan currently owns 100% and from El Toro’s formation in 2013 until January 1, 2016, owned 20%. El Toro is located in California and is an unmanned CNG station. As of June 30, 2017, El Toro ceased operations. The Company has evaluated El Toro’s assets for impairment and determined to record an impairment of $806,217.

Key Trends

In general, CNG has become the primary alternative fueling choice for truck and bus fleets operating in the $134 billion fleet fueling market. Natural gas is sold on a gas gallon equivalent (“GGE”) basis and as of December 2017 was selling at an average price nationally of approximately $2.17 per GGE versus average prices of gasoline and diesel of $2.49 and $2.90 per gallon, respectively. We expect this price advantage to remain intact for the foreseeable future, which creates a strong economic incentive for vehicle operators to switch to CNG. In addition, CNG is a significantly cleaner fuel than is gasoline or diesel. With increased focus on the environment, the benefits from natural gas powered vehicles have an immediate positive impact on the issues of air quality, U.S. energy security and public health. Using renewable CNG can result in greater than 95% less greenhouse gases than traditional petroleum products, and because CNG fuel systems are completely sealed, CNG vehicles produce no evaporative emissions, which are a common hazard when using liquid fuel. Also, CNG creates less engine wear, thereby making its use even more desirable. As of December 2017, there are fewer than 1,700 public CNG stations in the United States, compared to over 124,000 gasoline stations across the country.

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

The natural gas vehicle industry is the beneficiary of federal and state incentives promoting the use of natural gas as a vehicle fuel choice. Titan received $450,000 of state grants to assist in the development of our El Toro station which was completed for approximately $2 million and during 2016 EVO received $400,000 to complete the construction of the San Antonio station. In addition, during December 2017 and 2016 we received a $0.50 per GGE federal tax credit for each GGE sold. In some cases, we share this credit with our customers.

Recent Developments

On January 1, 2016, Titan exchanged ownership and $876,000 in debt and interest for an additional 80% ownership in Titan El Toro, LLC. As a result, Titan now owns 100% of El Toro. With the combination, the debt and interest were converted to notes payable issued by Titan at 12% interest and mature in December 2020.

On January 1, 2016, Titan issued eight subordinated notes payable to members (the “Junior Bridge Notes”) with a maturity date of December 31, 2020 for approximately $876,000, as well as 64,387 (equivalent to 56,608 common shares) Class A Membership Units in Titan. Titan issued an additional Junior Bridge Note on January 1, 2016 for approximately $99,000 to evidence pre-existing indebtedness. The Junior Bridge Notes bear interest at 12% per year with a default rate of 15% per year. The Junior Bridge Notes are secured by a subordinate security interest on substantially all assets of Titan. Subsequent to year approximately $1,340,261 of the junior bridge notes and related interest were converted into 268,507 shares of common stock.

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

On November 22, 2016, Titan issued three convertible promissory notes (the “Minn Shares Notes”) in the aggregate principal amount of $437,505 to Joseph H. Whitney, The Globe Resources Group, LLC and Richard E. Gilbert. The Minn Shares Notes bear interest at the rate of 12% per annum and mature during November 2019 unless earlier converted. Each Minn Shares Note is convertible at the holder’s option as follows: (i) upon the sale by the Company of not less than $7,500,000 of its equity securities at a conversion price equal to the price per security issued in such offering, (ii) upon a corporate transaction such as a merger, consolidation or asset sale involving either the sale of all or substantially all of the Company’s assets or the transfer of at least 50% of the Company’s equity securities at a conversion price equal to the enterprise value of the Company, as established by the consideration payable in the corporate transaction or (iii) on or after the maturity date at a conversion price equal to the quotient of $20 million divided by the number of shares of the Company’s Common Stock outstanding on a fully diluted basis. The Minn Shares Notes are subject to mandatory conversion upon the conversion into equity securities of the Junior Bridge Notes and Senior Bridge Notes upon the same conversion terms as the Junior Bridge Notes and Senior Bridge Notes.

On January 31, 2017, Titan issued an additional Senior Bridge Note in the principal amount of $400,000. This Senior Bridge Note bears interest at 16% per year with a default interest rate of 18% per year and matures on April 30, 2017. In the event of a default under this Senior Bridge Note, the Company is required to issue 1,758 shares of Common Stock to the holder on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. This Senior Bridge Note is secured by a subordinate security interest on substantially all of the Company’s assets. In connection with this Senior Bridge Note, on January 31, 2017, the Company issued 8,791 shares of Common Stock. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017.

Subsequent to year end approximately $689,000 of the Senior Bridge Notes and related interest were converted into 275,583 shares of common stock.

On February 1, 2017, pursuant to the EAF Exchange Agreement, the Company acquired all of the membership interests of EAF. As consideration for the EAF Interests, EVO, Inc. issued a promissory note in the principal amount of $3.8 million to Danny Cuzick (the “Senior Promissory Note”) and convertible promissory notes in the aggregate principal amount of $9.5 million to the EAF Members (the “Convertible Notes”). The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of EVO, Inc. in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by Danny Cuzick of an event of default under the Senior Promissory Note. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. Subsequent to year end the Senior Promissory Note maturity date was extended to July 2019.

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

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, EVO, Inc. issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note. Subsequent to year the notes were paid in full.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, EVO, Inc. issued a note from Danny Cuzick to EAF dated January 30, 2017 in the principal amount of $4 million (the “EAF Note”). The EAF Note is secured by all assets of EAF and is guaranteed by EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by Danny Cuzick of an event of default under the EAF Note.

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

Of our total indebtedness of approximately $21,669,000 as of December 31, 2017, approximately $2,800,000 is classified as current debt. We are in violation of the covenants related to the SBA loan. We received a waiver with respect to those covenant violations for the year ended December 31, 2016, but have not received a waiver for current violations of these covenants as of December 31, 2017 and through the date of filing of this Form 10-K. Our total consolidated interest payment obligations relating to our indebtedness was approximately $1,640,000, which included the debt discount of $4,687,000 for the year ended December 31, 2017.

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

Results from Operations

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016

Revenue. EVO Inc. has devoted substantially all of its efforts on establishing the business and has generated minimal revenues from the core business – to build and operate public and private CNG filling stations.

Sales for the Titan stations were $383,874 and $353,346, for the years ended December 31, 2017 and 2016, respectively. El Toro’s quarter three revenue was from the sale of Low Carbon Fuel credits (“LCFS”). LCFS is a rule enacted to reduce carbon intensity in transportation fuels as compared to petroleum fuels, such as gasoline and diesel. The most common low-carbon fuels are alternative fuels and cleaner fossil fuels, such as natural gas (CNG), with California the first state to mandate low-carbon fuel. The Company generated fuel credits with the sale of CNG and is allowed to sell them to conventional users of fuel to meet the California standards. EVO stations generated sales of $1,713,029 for the year ended December 31, 2017.

The Company is eligible to receive, at times, a federal alternative fuels tax credit ("AFTC") (formerly known as Volumetric Excise Tax Credit) The Company records its AFTC credits, if any, as revenue in its statements of operations as the credits are fully refundable.

Cost of goods sold. Cost of goods sold are comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees. The margins at the Titan and EVO stations were approximately 48% and 24%, respectively. The differences in margins is attributable to the fact that sales have decreased at the EVO stations, but the cost of the management fee for the stations has remained constant.

Operating expense. General and administrative expenses increased from $1,760,374 in 2016 to $2,431,916 in 2017. The increase is primarily generated from the acquisition of EVO for $1.3 million in additional expense offset by decreases in legal, accounting and consulting fees related to preparing the Company to be a public company. General and administrative expenses are comprised of professional fees, payroll and related, depreciation, rent, repairs and maintenance and other operational expenses of utilities, insurance, janitorial and administrative costs.

Depreciation and amortization expense increased from $210,892 in 2016 to $711,076 in 2017 from the acquisition of EVO. EVO depreciation expense was $438,702, offset by a decrease in deprecation expense for El Toro with the impairment of assets.

Impairment of assets relates to writing off goodwill for $3,993,730, impairing customer lists for $106,270 and impairing El Toro’s assets for $806,217.

Interest expense. Interest expense increased from $1,266,806 in 2016 to $1,642,259 in 2017. This increase correlates to the increase in debt generated from the EVO acquisition and the addition of a Senior Bridge Notes. Interest paid on the SBA loan was approximately $62,000, the subordinated notes payable to stockholders’ interest was approximately $424,000, approximately $46,000 in interest from the Minn Shares Notes, and the interest related to the debt from the acquisition was $680,625. In addition, the Company incurred $429,462 of debt discount during 2017.

Loss in investment of affiliate. As of January 1, 2016 Titan acquired the remaining 80% of El Toro. As a result of this acquisition, we recorded a loss of $717,011 on the deficit acquired from El Toro.

Liquidity and Capital Resources

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016

We had cash and cash equivalents of $83,867 and $24,944 at December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, net cash used by operations was ($891,395)) and ($636,968), respectively. We historically funded our operating losses primarily from the issuance of equity, convertible notes payable, and stockholder debt.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $83,867 at December 31, 2017 and $24,944 at December 31, 2016. The increase is primarily attributable to financing activities.

Operating Activities. Net cash used in operations was ($891,395) and ($636,968) as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, we had a net loss of ($9,160,893) and ($2,933,543), respectively. Significant changes in working capital during these periods included:

●	Depreciation and amortization increased from $210,892 to $711,076 between December 31, 2016 and December 31, 2017 due to the assets additions from the acquisition of EVO.

●	The Company impaired the assets of El Toro for $806,217, along with goodwill for $3,993,730, customer lists for $106,270.

●	Accretion of the debt discount in connection with the EVO acquisition total $429,642.

●	The net accounts receivable and the AFTC receivable increased over prior year by $783,234. The increase was generated from EVO receivables and the 2017 AFTC receivable, which was retroactively extended with the Bipartisan Budget Act of 2018.

Investing Activities. Net cash used in investing was $8,757 from the return of a security deposit. The cash used in investing in 2016 related to purchases of equipment for $41,524, and $79,354 for construction in progress.

Financing Activities. Net cash provided by financing activities was $941,561, for the year ended December 31, 2017. The financing activities were $332,859 in stockholders’ advances, $310,000 from the sale of $103,334 shares of stock; $400,000 from additional senior debt, and offset by $101,298 in principal payments on the SBA loan. For the year ended December 31, 2016 and 2015, respectively. The cash provided for in 2016 was from $1,000,000 in subordinated notes payable, offset by $105,011 in principal payments on the SBA loan, $37,500 in stockholder’s advances and $150,000 in payments on the line of credit.

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

Debt Compliance

Of our total indebtedness of approximately $21,669,000 as of December 31, 2017, approximately $2,800,000 is classified as current debt. We are in violation of the covenants related to the SBA loan. We received a waiver with respect to those covenant violations for the year ended December 31, 2016, but have not received a waiver for current violations of these covenants as of December 31, 2017 and through the date of filing of this Form 10-K. Our total consolidated interest payment obligations relating to our indebtedness was approximately $1,640,000, which included the debt discount of $4,687,000 for the year ended December 31, 2017.

Existing Indebtedness

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with El Toro. The proceeds from the note were received by El Toro and the note payable is recorded by El Toro. The note is a ten-year term note with interest fixed at 5.50% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan. Titan issued 35,491 (equivalent to 31,203 common shares) Class A Membership Units to those members as compensation for the guarantee. The note was obtained pursuant to a Loan Agreement with a bank dated December 31, 2014 (the facility governed by the Loan Agreement is hereinafter referred to as the “SBA Facility”). Titan was, as of December 31, 2016, and currently is, in violation of certain covenants under our SBA Facility. We received a waiver to remedy the technical non-compliance under our SBA Facility for the year ended December 31, 2016, but have not received a waiver for current non-compliance.

In addition to the SBA Facility, on January 1, 2016, Titan issued 64,387 (equivalent to 56,608 common shares) Class A Membership Units and Junior Bridge Notes in the aggregate principal amount of approximately $876,000 to eight accredited investors in exchange for mezzanine debt in El Toro plus approximately 80% of the membership interest in El Toro. Titan issued an additional Junior Bridge Note to a ninth accredited investor on January 1, 2016 for approximately $99,000 to evidence pre-existing indebtedness. The Junior Bridge Notes bear interest at the annual rate of 12% and mature on December 31, 2020. The Junior Bridge Notes are secured by a subordinate security interest on substantially all of Titan’s assets, including accounts receivable and rights to payment, which will remain in effect until such notes are repaid. The holders of the Junior Bridge Notes are the Alpeter Family Limited Partnership, Brian and Renae Clark, Falcon Capital LLC, Honour Capital LP, James Jackson, John Honour, Kirk Honour, Keith and Janice Clark, and Stephen and Jayne Clark. On April 12, 2018, the Company converted the eight Junior Bridge Notes and related interest totaling $1,340,261 into common stock at a price per share of $5.00 for a total of 268,057 shares.

Subsequent to year approximately $1,340,261 of the Junior Bridge Notes and related interest were converted into 268,507 shares of common stock.

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

On November 22, 2016, EVO, Inc. issued Minn Shares Notes in the aggregate principal amount of $437,505 to Joseph H. Whitney, The Globe Resources Group, LLC and Richard E. Gilbert. The Minn Shares notes bear interest at the rate of 12% per annum and mature in November 2019 unless earlier converted. Each Minn Shares Note is convertible at the holder’s option as follows: (i) upon the sale by EVO, Inc. of not less than $7,500,000 of its equity securities at a conversion price equal to the price per security issued in such offering, (ii) upon a corporate transaction such as a merger, consolidation or asset sale involving either the sale of all or substantially all of the EVO, Inc. assets or the transfer of at least 50% of EVO, Inc.’s equity securities at a conversion price equal to the enterprise value of EVO, Inc.’s, as established by the consideration payable in the corporate transaction or (iii) on or after the maturity date at a conversion price equal to the quotient of $20 million divided by the number of shares of EVO, Inc.’s stock outstanding on a fully diluted basis. The Minn Shares Notes are subject to mandatory conversion upon the conversion into equity securities of the Junior Bridge Notes and Senior Bridge Notes upon the same conversion terms as the Junior Bridge Notes and Senior Bridge Notes.

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

Subsequent to year end approximately $689,000 of the senior bridge notes and related interest were converted into 275,583 shares of common stock.

On February 1, 2017, EVO, Inc. issued the Senior Promissory Note in the principal amount of $3.8 million to Danny Cuzick and Convertible Notes in the aggregate principal amount of $9.5 million to the EAF Members. The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of EVO, Inc. in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by Danny Cuzick of an event of default under the Senior Promissory Note. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. Subsequent to year end the Senior Promissory Note’s maturity was extended to June 2019.

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

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, the Company issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note (the “Working Capital Notes”). Subsequent to year end the Working Capital Notes were paid in full.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, the Company guaranteed a note from EAF to an EAF member dated January 30, 2017 in the principal amount of $4 million (the “EAF Note”). The EAF Note is secured by all assets of EAF and is guaranteed by EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by the noteholder of an event of default under the EAF Note.

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

On January 31, 2017, another Senior Bridge Note was issued and EVO Inc. with 8,791 shares of common stock.

During March 2017, four investors contributed $310,000 for 103,334 shares of common stock. In connection with the stock purchase there was a 5-year warrant attached to purchase one share of common stock with the warrant's exercise price at $5.00.

The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected 5 year term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The warrants were valued at $77,500 with all of the outstanding warrants exercisable and have a weighted average remaining contractual life of 4.25 years.

On February 21, 2018 the Company received $2,500,000 from an investor for 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $2.50 per share.

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

Because the former members of Titan owned approximately 91.25% of the combined company on completion of the Titan Securities Exchange, the transaction was accounted for as a recapitalization through a reverse acquisition, with no goodwill or other intangibles recorded. As such, the consolidated financial information reflects the historical financial information of Titan, Diamond Bar and Blaine and the remaining assets and liabilities of EVO Inc. brought over at historical cost. EVO Inc.’s results of operations, which were de minimis, are included in the Company’s consolidated financial statements from the date of acquisition, November 22, 2016. Costs of the transaction have been charged to operations. The capital structure of the Company has been retroactively adjusted to reflect that of EVO Inc. with all shares being adjusted based on the exchange ratio of equity interest in connection with the Titan Securities Exchange.

As a result of the Titan Securities Exchange, EVO Inc. acquired the business of Titan and its subsidiaries Diamond Bar, Blaine and El Toro as of November 22, 2016, and continued the existing business operations of Titan as a publicly traded company under the name EVO Transportation & Energy Services, Inc.

Effective August 31, 2017, the Company amended its certificate of incorporation to change its name from “Minn Shares Inc.” to “EVO Transportation & Energy Services, Inc.” by filing an amendment to the certificate of incorporation of the Company. In connection with the name change, the Company changed its ticker symbol on the OTC Pink Marketplace from “MSHS” to “EVOA.”

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the transportation and vehicle fuels industry. As of December 31, 2017, the Company has a working capital deficit of approximately $6.5 million and negative equity of approximately $12.8 million. In addition, the Company is in violation of its bank covenants. Management anticipates rectifying with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2018:

During April 2018, the Company paid the working capital notes of $250,000 in full.

On April 2, 2018, the Company and a related party note holder agreed to extend the maturity date of the $3,800,000 promissory note through July 2019.

On April 13, 2018, the Company consummated the following transactions:

●	The Company issued 275,583 common shares in exchange for certain Senior Bridge Notes in the aggregate principal amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

●

The Company issued 268,057 common shares in exchange for the Junior Bridge Notes in the aggregate principal amount of approximately $1,340,261, with the per share price for shares of common stock equal to $5.00.

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and Jerry Moyes. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a warrant to purchase one share of Common Stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company did not pay any commissions in connection with the sale of these Units.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to revenue recognition, goodwill, business combinations, and long-lived intangible asset valuations and impairment assessments, debt discount, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of the accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. As of December 31, 2017 and 2016, the Company has recorded an allowance of $37,007 and $0, respectively

Federal Alternative Fuels Tax Credit receivable

Federal Alternative Fuels Tax Credit ("AFTC") (formerly known as Volumetric Excise Tax Credit) receivable are the excise tax refunds to be received from the Federal Government on CNG fuel sales.

Property, Equipment and Land

Property and equipment are stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from five to 15 years.

Goodwill and Intangibles

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company's evaluation of goodwill completed during the year resulted in an impairment of $3,993,730.

Intangible assets consist of finite lived and indefinite lived intangibles. The Company's finite lived intangibles include favorable leases, customer relationships and the trade name. Finite lived intangibles are amortized over their estimated useful lives. For the Company's lease related intangibles, the estimated useful life is based on the agreement of a one-time payment of $1 and the term of the mortgages, with the properties owned by the Company of approximately five years. For the Company’s trade names and customer list the estimated lives are based on life cycle of a customer of approximately 5 years, The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present. The Company’s evaluation of intangibles resulted in an impairment of $106,270 to customer lists,

Long-Lived Assets

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

During the year ended December 31, 2017, the Company recorded asset impairment charges of $806,217 related to El Toro. There were no impairments of the Company’s long-lived assets for the year ended December 31, 2016.

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

Applying these factors, the Company typically recognizes revenue from the sale of natural gas fuel at the time the fuel is dispensed. The Company is eligible to receive, at times, a federal alternative fuels tax credit ("AFTC") when a gasoline gallon equivalent of CNG is sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claims the credit. The Company records its alternative minimum fuel credits if any, as revenue in its statements of operations as the credits are fully refundable.

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

As a smaller reporting company, EVO, Inc. is not required to provide disclosure under this item.

Item 8. Financial Statements and Supplementary Data.

Audited financial statements begin on the next page of this report.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Financial Statements

and

Independent Auditors’ Report

December 31, 2017 and 2016

EVO TRANSPORTATION & ENERGY SERVICES, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

To the Board of Directors and Stockholders

EVO Transportation & Energy Services, Inc.

Peoria, Arizona

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of EVO Transportation & Energy Services, Inc. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows, for each year in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

EKS&H LLLP

Denver, Colorado

April 17, 2018

We have served as the Company's auditor since 2017.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$83,867	$24,944
Accounts receivable, net	150,419	-
Alternative fuels tax credit receivable	648,029	15,214
Other assets	1,675	11,576
Total current assets	883,990	51,734

Non-current assets
Property, equipment and land, net	7,740,423	1,102,249
Assets available for sale	240,000	-
Construction in progress	-	79,354
Intangibles	345,284	-
Deposits and other long-term assets	132,940	39,646
Total non-current assets	8,458,647	1,221,249
Total assets	$9,342,637	$1,272,983
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,784,049	$822,829
Accounts payable - related party	409,838	261,060
Advances from stockholder	370,359	37,500
Accrued interest - related party	927,421	164,368
Accrued expenses	1,168,721	127,596
Derivative liability	32,186	-
Subordinated convertible senior notes payable to stockholders	1,421,556	1,021,556
Working capital notes - related party	250,000	-
Current portion of long-term debt	1,093,691	121,299
Total current liabilities	7,457,821	2,556,208

Non-current liabilities
Long term subordinated convertible notes payable to stockholders	1,166,373	1,166,373
Convertible promissory notes - related parties less unamortized discount of $4,257,358 (2017) and $0 (2016)	5,680,147	405,103
Senior promissory note - related party	3,800,000	-
Promissory note - related party	4,000,000
Long term debt, less current portion	-	1,073,690
Deferred rent	2,206	15,439
Deferred tax liability	-	71,294
Derivative liability, less current portion	11,420	-
Total non-current liabilities	14,660,146	2,731,899
Total liabilities	22,117,967	5,288,107

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 429,308 (2017) and 317,183 (2016) shares issued and outstanding	43	32
Additional paid-in capital	1,299,980	899,304
Accumulated deficit	(14,075,353)	(4,914,460)
Total stockholders’ deficit	(12,775,330)	(4,015,124)
Total liabilities and stockholders’ deficit	$9,342,637	$1,272,983

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2017	2016
Revenue
CNG sales	$1,968,563	$353,346
Federal alternative fuels tax credit	128,340	129,549
Total revenue	2,096,903	482,895
CNG cost of sales	1,499,876	281,441
Gross profit	597,027	201,454
Operating expenses
General and administrative	2,431,916	1,760,347
Impairment	4,906,217	0
Depreciation and amortization	711,076	210,892
Total operating expenses	8,049,209	1,971,239
Other expense
Interest expense	(1,642,259)	(375,453)
Loss on acquisition of El Toro	-	(717,011)
Realized and unrealized gain on derivative liability, net	(60,246)	-
Warrant expense	(77,500)	-
Total other expense	(1,780,005)	(1,092,464)
Income tax expense
Deferred tax expense	71,294	(71,294)
Total income tax expense	71,294	(71,294)
Net loss	$(9,160,893)	$(2,933,543)
Basic weighted average common shares outstanding	396,717	317,183
Basic loss per common share	$(23.09)	$(9.25)
Diluted weighted average common shares outstanding	396,717	317,183
Diluted loss per common share	$(23.09)	$(9.25)

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Consolidated Statement of Changes in Members’ and Stockholders’ Deficit

For the Years Ended December 31, 2017 and 2016

	LLC		Common Stock
	Class A Membership Units	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance - December 31, 2015	$38,608	$140,500	-	$-	$-	$(771,913)	$(631,413)
Titan El Toro, LLC contributed membership interests, as well as mezzanine debt and other liabilities	64,387	-	-	-	-	-	-
Members of Titan El Toro, LLC membership interest in exchange for Class A Membership Units	10,892	-	-	-	-	-	-
Issuance of units for subordinated senior notes payable	28,900	-	-	-	-	-	-
Issuance of units for services	139,839	5,594	-	-	-	-	5,594
Reverse acquisition	(282,626)	(146,094)	317,183	32	899,304	(1,209,004)	(455,762)
Net loss	-	-	-	-	-	(2,933,543)	(2,933,543)
Balance - December 31, 2016	-	-	317,183	32	899,304	(4,914,460)	(4,015,124)
Issuance of stock for subordinated senior notes payable	-	-	8,791	1	13,186	-	13,187
Issuance of stock for cash	-	-	103,334	10	309,990	-	310,000
Warrants issued with stock	-	-	-	-	77,500	-	77,500
Net loss	-	-	-	-	-	(9,160,893)	(9,160,893)
Balance - December 31, 2017	$-	$-	429,308	$43	$1,299,980	$(14,075,353)	$(12,775,330)

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(9,160,893)	$(2,933,543)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for doubtful accounts	37,007	-
Depreciation and amortization	711,076	210,892
Impairment	4,906,217	-
Deferred rent	(13,233)	(8,708)
Realized loss on derivative liability	(60,246)	-
Gain on derivative liability	21,220	-
Interest expense converted to promissory notes - related party	32,402	-
Accretion of debt discount	429,642	-
Common stock issued for debt	13,187	-
Warrant expenses	77,500	-
Loss on acquisition of El Toro	-	717,011
Consulting expense converted to subordinated notes payable to stockholders	-	217,008
Amortization of deferred financing costs	-	57,388
Units issued with debt	-	5,594
Deferred tax liability	(71,294)	71,294
Changes in assets and liabilities
Accounts receivable	(187,426)	-
Alternative fuels tax credit receivable	(632,815)	(15,214)
Other assets	42,019	22,711
Other long-term assets	50,066
Due from related parties	-	21,986
Accounts payable	961,220	653,841
Accounts payable - related party	148,778	218,409
Accrued expenses	1,041,125	93,766
Accrued interest related party	763,053	30,597
	8,269,498	2,296,575
Net cash provided by (used in) operating activities	(891,395)	(636,968)
Cash flows from investing activities
Purchase of equipment	-	(41,524)
Construction in progress	-	(79,354)
Cash from acquisition	-	(57)
Deposits	8,757	-
Net cash used in investing activities	8,757	(120,935)
Cash flows from financing activities
Advances from stockholders	332,859	37,500
Proceeds from sale of common stock	310,000	-
Subordinated senior notes payable to stockholders	400,000	1,000,000
Payments of principal on long-term debt	(101,298)	(105,011)
Line-of-credit	-	(150,000)
Net cash provided by financing activities	941,561	782,489
Net increase in cash and cash equivalents	58,923	24,586
Cash and cash equivalents - beginning of year	24,944	358
Cash and cash equivalents - end of year	$83,867	$24,944

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Supplemental disclosure of cash flow information:

Cash paid for interest for the years ended December 31, 2017 and 2016 was $449,564 and $222,279, respectively.

Supplemental disclosure of non-cash activity:

On February 1, 2017, the Company acquired EVO to further its business model to acquire existing CNG stations. The following is the allocation of the assets and liabilities as of February 1, 2017:

Prepaid	$32,118
Goodwill and other intangibles	4,606,730
Property and equipment	8,154,667
Deposits and other long-term assets	152,117
Derivative liability	(82,632)
Promissory notes – related party	(8,050,000)
Convertible promissory note - related party	(9,500,000)
Debt discount	4,687,000

During the year ended December 31, 2016, Titan converted $217,008 of consulting expense into subordinated notes payable to stockholders.

During the year ended December 31, 2016, Titan converted $127,108 of accounts payable - related party into subordinated notes payable to members.

During the year ended December 31, 2016, the Company had $310,887 construction in progress purchases in accounts payable.

During the year ended December 31, 2016, Titan converted $85,599 of long term notes payable related into $21,556 and $64,043 of subordinated senior notes payable to stockholders and subordinated notes payable to stockholders, respectively.

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Titan acquired the remaining 80% of El Toro to further its business model to acquire existing CNG stations. The following is the allocation of the 80% interest of the assets and liabilities as of January 1, 2016:

Prepaid rent	$34,287
Property and equipment	1,271,617
Deposits	38,669
1,344,573

Checks written in excess of bank balance	3,434
Accounts payable	68,145
Accounts payable - related party	55,249
Deferred rent	24,147
Accrued expenses	1,566
Accrued interest - related party	122,582
Subordinated notes payable to members	700,826
Long-term debt	1,300,000
Net liabilities acquired	$(931,376)

On November 22, 2016, Titan and the holders of 100% of the outstanding equity interests of Titan entered into an Agreement and Plan of Securities Exchange with EVO Inc. EVO Inc. acquired 100% of the equity interests in Titan and Titan became a wholly owned subsidiary of EVO Inc. The following is the allocation of the assets and liabilities acquired:

Cash and cash equivalents	$3,377
Accounts payable	(54,036)
Convertible promissory note - related party	(405,103)
Reverse acquisition	$(455,762)

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

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

Cash and cash equivalents	$3,377
Accounts payable	(54,036)
Convertible promissory note - related party	(405,103)
Reverse acquisition	$455,762

Because the former members of Titan owned approximately 91.25% of the combined company on completion of the Titan Securities Exchange, the transaction was accounted for as a recapitalization through a reverse acquisition, with no goodwill or other intangibles recorded. As such, the consolidated financial information reflects the historical financial information of Titan, El Toro, Diamond Bar and Blaine and the remaining assets and liabilities of EVO Inc. brought over at historical cost. EVO Inc.’s results of operations, which were de minimis, are included in the Company’s consolidated financial statements from the date of acquisition, November 22, 2016. Costs of the transaction have been charged to operations. The capital structure of the Company has been retroactively adjusted to reflect that of EVO Inc. with all shares being adjusted based on the exchange ratio of equity interest in connection with the Titan Securities Exchange.

As a result of the Titan Securities Exchange, EVO Inc. acquired the business of Titan and its subsidiaries Diamond Bar, Blaine and El Toro as of November 22, 2016, and continued the existing business operations of Titan as a publicly traded company under the name EVO Transportation & Energy Services, Inc.

Effective August 31, 2017, the Company amended its certificate of incorporation to change its name from “Minn Shares Inc.” to “EVO Transportation & Energy Services, Inc.” by filing an amendment to the certificate of incorporation of the Company. In connection with the name change, the Company changed its ticker symbol on the OTC Pink Marketplace from “MSHS” to “EVOA.”

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the transportation and vehicle fuels industry. As of December 31, 2017, the Company has a working capital deficit of approximately $6.6 million and negative equity of approximately $12.8 million. In addition, the Company is in violation of its bank covenants. Management anticipates rectifying with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2018:

During April 2018, the Company paid the working capital notes of $250,000 in full.

On April 2, 2018, the Company and a related party note holder agreed to extend the maturity date of the $3,800,000 promissory note through July 2019.

On April 13, 2018, the Company consummated the following transactions:

●	The Company issued 275,583 common shares in exchange for certain Senior Bridge Notes in the aggregate principal amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

●

The Company issued 268,057 common shares in exchange for the Junior Bridge Notes in the aggregate principal amount of approximately $1,340,261, with the per share price for shares of common stock equal to $5.00.

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and Jerry Moyes. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a warrant to purchase one share of Common Stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company did not pay any commissions in connection with the sale of these Units.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

The Company is a holding company based in Peoria, Arizona that owns two operating subsidiaries, Titan and EAF, that compete in the compressed natural gas (“CNG”) service business. Titan is the management company that oversees operations of the El Toro, Diamond Bar, and Blaine CNG service stations. El Toro was formed during 2013 and began operations during 2015. El Toro, located in Lake Forest, California, operated as a comprehensive natural gas vehicle solutions provider that offered products and services to corporate and municipal fleet operators as well as individual consumers. As of June 30, 2017, El Toro ceased operations. Blaine and Diamond Bar were formed in 2015. In March 2016, Diamond Bar began operations of its CNG station under a lease agreement with the State of California South Coast Air Quality Management District (“SCAQMD”) in Diamond Bar, California. The Company discontinued construction of the private CNG station for Walters Recycling & Refuse, Inc. (“Walters”) in Blaine, Minnesota, during the fourth quarter of 2017.

The Company was incorporated in the State of Delaware on October 22, 2010.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EVO Transportation & Energy Services, Inc and its subsidiaries, Titan and EAF, Titan’s wholly owned subsidiaries, El Toro, Diamond Bar and Blaine, and EAF’s wholly owned subsidiary, EVO CNG. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to revenue recognition, goodwill and long-lived intangible asset valuations and impairment assessments, business combinations, debt discount, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EVO TRANSPORTATION & ENERGY SERVICES, INC

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of the accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. As of December 31, 2017 and 2016, the Company has recorded an allowance of $37,007 and $0, respectively

Federal Alternative Fuels Tax Credit receivable

Federal Alternative Fuels Tax Credit ("AFTC") (formerly known as Volumetric Excise Tax Credit or VETC) receivable are the excise tax refunds to be received from the Federal Government on CNG fuel sales.

Concentrations of Credit Risk

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk. As of December 31, 2017 three customers accounted for 75% of the Company's total accounts receivable, and four and one customer accounted for and 76% and 13% of the Company's total revenues for the years ended December 31, 2017 and 2016, respectively.

Property, Equipment and Land

Property, equipment and land are stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from five to 15 years.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill and Intangible Assets

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company's evaluation of goodwill completed during the year resulted in an impairment of $3,993,730.

Intangible assets consist of finite lived and indefinite lived intangibles. The Company's finite lived intangibles include favorable leases, customer relationships and the trade name. Finite lived intangibles are amortized over their estimated useful lives. For the Company's lease related intangibles, the estimated useful life is based on the agreement of a one-time payment of $1 and the term of the mortgages, with the properties owned by the Company of approximately five years. For the Company’s trade names and customer list the estimated lives are based on life cycle of a customer of approximately 5 years, The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present. For the year ended December 31, 2017 the test results indicated an impairment of $106,270 to customer lists.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC

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

During the year ended December 31, 2017, the Company recorded asset impairment charges of $806,217 related to El Toro and Blaine. There were no impairments of the Company’s long-lived assets for the year ended December 31, 2016.

EVO TRANSPORTATION & ENERGY SERVICES, INC

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

Hedging Activities

The Company periodically enters into commodity derivative contracts to manage its exposure to gas price volatility.

GAAP require recognition of all derivative instruments on the balance sheets as either assets or liabilities measured at fair value. Subsequent changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument.

Management of the Company has determined that the administrative effort required to account for derivative instruments as cash flow hedges is greater than the financial statement presentation benefit. As a result, the Company marks its derivative instruments to fair value and records the changes in fair value as a component of other income and expense. Cash settlements from the Company's price risk management activities are likewise shown as a component of other income and expense and as a component of operating cash flows on the statements of cash flows.

Net Loss per Share of Common Stock

Basic loss per share is computed by dividing net loss available to holders of the Company’s Common Stock by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

(iii) the price is fixed or determinable; and

(iv) collectability is reasonably assured.

Applying these factors, the Company typically recognizes revenue from the sale of natural gas fuel at the time the fuel is dispensed. The Company is eligible to receive, at times, a federal alternative fuels tax credit ("AFTC") when a gasoline gallon equivalent of CNG is sold as vehicle fuel. Based on the service relationship with its customers, either the Company or its customers claims the credit. The Company records its alternative minimum fuel credits if any, as revenue in its statements of operations as the credits are fully refundable.

Alternative Fuels Tax Credit

For 2017 and 2016, the AFTC credit was $0.50 per gasoline gallon equivalent of CNG that is sold as a vehicle fuel. AFTC revenues for the years ended December 31, 2017 and 2016, were $128,340 and $129,549 respectively. This incentive originally expired on December 31, 2016, but was retroactively extended through December 31, 2017, with the Bipartisan Budget Act of 2018.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2017 and 2016 was de minimis.

EVO TRANSPORTATION & ENERGY SERVICES, INC

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. Interest and penalties, if applicable, are recorded in the period assessed as general and administrative expenses. However, no interest or penalties have been assessed as of December 31, 2017 and 2016. Tax years that remain subject to examination include 2014 through the current year for federal and state, respectively.

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

The Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including limitations on the deductibility of interest expense and executive compensation, eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized, changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Company’s accounting for the following elements of the Tax Act is incomplete, and it is not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.

The Company must assess whether valuation allowances assessments are affected by various aspects of the Tax Act. Since, as discussed above, the Company has recorded no amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance has not been completed and no changes to valuation allowances as a result of the Tax Act have been recorded.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in an interim period. The Company does not plan early adoption of this update and does not expect the adoption of the update to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. For the Company, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not plan early adoption of this update and does not expect the adoption of the update to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350) (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not plan early adoption of this update and does not expect the adoption of the update to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company does not plan early adoption of this update and does not expect the adoption of the update to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption but would not allow adoption any earlier than the original effective date of the standard. Based on our current revenue streams we do not expect the adoption of ASU 2014-09 to have a material impact on the amount and timing of our revenue recognition from the superseded revenue standard. We have identified other changes primarily related to the presentation and disclosure of revenues.

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

Subsequent Events

The Company has evaluated all subsequent events through the auditors' report date, which is the date the financial statements were available for issuance. With the exception of those matters discussed in Note 5 and Note 10, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 2 - Acquisition

EAF

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

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date.

Prepaid assets	$32,118
Goodwill	3,993,730
Customer list	220,000
Trade mark	86,000
Favorable lease	307,000
Property and equipment	8,154,667
Deposits and other long-term assets	152,117
Derivative liability	(82,632)
Promissory notes – related party	(8,050,000)
Convertible promissory note - related party	(9,500,000)
Debt discount	4,687,000

The Company has evaluated, and expects the goodwill and other intangibles will most likely be deductible for income tax purposes.

The Company engaged a third party valuation specialist to determine the fair value of the land, buildings, and equipment, and the EAF intangible assets. The Company incurred a total of approximately $250,000 in transaction closing costs, which were expensed as incurred as general and administrative expenses in the consolidated statement of operations, for the year ended December 31, 2016.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2016. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time or that may result in the future.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 2 - Acquisition (continued)

	Year ended December 31,
	2017	2016
	(unaudited)	(unaudited)
Revenues:
As reported	$2,096,903	$482,895
Proforma (uaudited)	$2,283,906	$3,128,509

Net loss:
As reported	$(9,160,893)	$(2,933,543)
Proforma (unaudited)	$(9,168,596)	$(3,348,579)

Basic and diluted net loss per share:
As reported	$(23.09)	$(9.25)
Proforma (unaudited)	$(23.11)	$(10.56)

As consideration for the EAF Interests, the Company issued a promissory note to an EAF member in the principal amount of $3.8 million (the “Senior Promissory Note”) that bears interest at 7.5%, with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 or a (c) declaration by the noteholder of an event of default under the Senior Promissory Note. Subsequent to year end the promissory note's maturity was extended until July 2019.

Also, as consideration for the EAF Interests, the Company convertible promissory notes to the EAF Members in the aggregate principal amount of $9.5 million (the “Convertible Notes”). The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of the Company’s total outstanding shares of Common Stock on a post transaction basis. Accordingly, the conversion of the Convertible Notes will result in a change in control of the Company. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion of the Company’s subordinated notes payable to members and Senior Bridge Notes, convertible promissory notes, and certain accounts payable into Common Stock would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which the Company pledged to the EAF Members as security for the Convertible Notes.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 2 - Acquisition (continued)

In connection with the closing of the Exchange Agreement, on February 1, 2017, the Company issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note (the “Working Capital Notes”). Subsequent to year end the notes were paid in full.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, the Company guaranteed a note from EAF to an EAF member dated January 30, 2017 in the principal amount of $4,000,000 (the “EAF Note”). The EAF Note is secured by all assets of EAF and is guaranteed by EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by the noteholder of an event of default under the EAF Note.

El Toro

On January 1, 2016, certain accredited investors contributed their current membership interests, as well as mezzanine debt and other liabilities totaling approximately $973,000 owed to Titan El Toro, LLC in exchange for Junior Bridge Notes in the amount of $973,000 and 64,387 Class A Membership Units in Titan CNG, LLC. In addition, members of El Toro agreed to contribute their membership interest in exchange for 10,892 Class A Membership Units in the Company. The Company acquired the remaining 80% of El Toro to further its business relationship in alignment with the Company’s business model to acquire existing CNG stations.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 2 - Acquisition (continued)

As required by ASC 805, Accounting for Business Combinations, when a company has a pre-existing ownership in another company and an acquisition is completed where control is obtained of the acquired company, the buyer must first measure the acquisition-date fair value of its previously held equity interest in the acquired company and recognize either (1) a gain for the excess of the fair value of the previously held interest over its carrying value or (2) a loss for the excess of carrying value over fair value. As a result of this acquisition, the Company recorded a $28,090 gain for the excess fair value over its carrying cost of El Toro. Management determined that the asset approach was the most appropriate methodology to determine the estimated fair value at the date of acquisition. As a result of the recentness of the procurement of El Toro’s assets and debt, management has determined that the estimated fair value is not materially different than the historical carrying values. The fair value of El Toro was as follows:

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

Note 3 - Balance Sheet Disclosures

Accounts receivable are summarized as follows:

December 31,
2017
Accounts receivable	$187,426
Allowance for doubtful accounts	(37,007)
$150,419

Property, equipment and land are summarized as follows:

	December 31,
	2017	2016
Equipment	$3,919,589	$664,276
Buildings	3,259,179	161,467
Land	975,899	-
Computer equipment	37,627	42,109
Site development	-	401,462
Leasehold improvements	-	46,728
	8,192,294	1,316,042
Less accumulated depreciation	(451,871)	(213,793)
	$7,740,423	$1,102,249

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 3 - Balance Sheet Disclosures (continued)

Depreciation expense for the years ended December 31, 2017 and 2016 was $549,630 and $210,892, respectively.

During the year ended December 31, 2017 the Company recorded impairment of $806,217 for El Toro’s fixed assets and construction in progress

Construction in progress contains amounts accrued for construction of the Blaine CNG station that had not been placed into service as of December 31, 2016.

During the year ended December 31, 2017 the construction of the Blaine CNG Station was terminated.

Intangible assets consist of the following:

2017
Goodwill	$3,993,730
Favorable lease	307,000
Customer relationships	113,730
Trade name	86,000
4,606,730
Less Impairment	(4,100,000)
506,730
Less Amortization	(161,446)
$345,284

During the year ended December 31, 2017 the Company impaired total goodwill of $3,993,73 and customer lists for $106,270. Amortization expense for the years ended December 31, 2017 and 2016 was $161,446 and $0, respectively. Future amortization expense will be approximately as follows:

Year Ending December 31,
2018	$118,000
2019	111,100
2020	106,000
2021	10,200
$345,300

Accrued expenses consist of the following:

	December 31,
	2017	2016
Federal alternative fuels tax credit	$562,513	$-
Accounting fees	290,438	56,839
Legal fees	217,590	25,547
Compensation and related payroll taxes	72,420	-
Deferred rent	13,233	13,149
Credit cards	12,527	32,061
	$1,168,720	$127,596

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 4 - Related Party Transactions

Accounts Payable - Related Party

The Company's accounts payables - related party consist of guaranteed payments and expense reimbursement to members. Accounts payable - related party was $409,838 and $261,060 for the years ended December 31, 2017 and 2016, respectively.

Advances Related Party

During the year ended December 31, 2017, an EVO member advanced $332,859 to the Company

During the year ended December 31, 2016, a Titan member advanced $2,000 to the Company.

During the year ended December 31, 2016 an El Toro member advanced $35,500 to the Company.

Accrued Interest - Related Party

The Company's accrued interest - related party are the accrued interest payments on stockholders' and related party debt. Accrued interest - related party was $927,421 and $164,368 for the years ended December 31, 2017 and 2016, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 5 - Long-Term Debt

Long-term debt consists of:

	December 31,
	2017	2016
$1,300,000 SBA note payable issued December 31, 2014, with interest at 5.50% for the first five years, then adjusted to the SBA LIBOR base rate, plus 2.35% for the remaining five years. The note required interest only payments for the first twelve months and commencing during January 2016 calls for monthly principle and interest payments of $15,288. The note matures March 2024, is secured by substantially all of the Company’s business assets and is personally guaranteed by certain members. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. The Company issued to members 35,491 units (equivalent to 31,203 common shares) in Titan as compensation for the guarantee. The Company was in violation of the note's covenants as of December 31, 2017 and 2016.	$1,093,691	$1,194,989
Six subordinated senior notes payable to stockholders (“Senior Bridge Notes”) with interest at 12%. In connection with the notes payable, the note holders were issued 25,541 Class A Membership Units (equivalent to 22,455 common shares). In the event of a default the Company is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and allowed for an interest rate increase from 12% to 16% effective March 14, 2016. The default interest rate was increased from 15% to 18%. As part of the first amendment, the note holders received 3,359 Class A Membership Units (equivalent to 2,953 common shares) in Titan. In September 2016, the Senior Bridge Notes were amended to extend the due date to April 30, 2017 and the Company paid a fee for the extension of 1% of the outstanding principal balance to the note holders. The Company subsequently extended the maturity date of the notes to October 31, 2017. The Company paid a fee of 1% of the outstanding principal balance on the notes on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the maturity date of the notes. The notes are secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by two stockholders. The Senior Bridge Notes were not extended at the maturity. Subsequent to year end approximately $689,000 of the Senior Bridge Notes and related interest were converted into 275,583 shares of common stock.	1,421,556	1,021,556
Nine subordinated notes payable to stockholders with interest at 12%, with maturity at December 2020, secured by a subordinate security interest on substantially all assets of the Company. Subsequent to year approximately $1,166,373 of the junior bridge notes and related interest of $173,888 were converted into 268,507 shares of common stock.	1,166,373	1,166,373
Three convertible promissory notes to stockholders with interest at 12%, with maturity on or after November 2019. At the next equity financing the holder at their discretion may elect to convert the principal and interest at a conversion price equal to the price per security issued in such offering. These notes are also subject to mandatory conversion in the event that the Senior Bridge Notes and subordinated notes discussed above convert to equity, and any mandatory conversion will be on the same terms as those received by the holders of the Senior Bridge Notes and subordinated notes. The promissory notes are unsecured.	437,505	405,103
A promissory note to a former EAF member with interest at 7.5%, with maturity during December 2017, ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million or at discretion of the member. Subsequent to year end the promissory note's maturity date was extended to July 2019.	3,800,000	-
A senior promissory note to a former EAF member with interest at 7.5%, with maturity during February 2020, the note is guaranteed by substantially all the assets of the Company.	4,000,000	-
Four working capital notes to former EAF members with interest at 6%, with maturity upon the earlier of July 2017 or the date of closing a private offering of at least $2 million. Subsequent to year end the working capital notes were paid in full.	250,000	-
Four promissory notes to former EAF members with interest at 1.5%, with maturity during February 2026. The promissory notes are convertible into 1,400,000 shares. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. See note 2 above for additional discussion regarding the conversion mechanics of these convertible notes.	9,500,000	-
Debt discount*	(4,257,358)	-
	17,411,767	3,788,021
Less current portion	(2,765,247)	(1,142,855)
	$14,646,520	$2,645,166

*	Of our total indebtedness of approximately $21,669,000 as of December 31, 2017, approximately $2,800,000 is classified as current debt. We are in violation of the covenants related to the SBA loan. We received a waiver with respect to those covenant violations for the year ended December 31, 2016, but have not received a waiver for current violations of these covenants as of December 31, 2017 and through the date of filing of this Form 10-K. On February 1, 2017, pursuant to the EAF Exchange Agreement, EVO Inc. acquired all of the membership interests of EAF. As consideration for the membership interests, EVO Inc. issued convertible promissory notes to the former members of EAF in the aggregate principal amount of $9.5 million (the “Convertible Notes”). The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of EVO Inc. common stock, subject to adjustment for stock splits, combinations or similar transactions, which represents approximately 81.1% of EVO Inc.’s total outstanding shares of common stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes would result in a change in control of the Company. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding shares of EVO Inc. common stock if the issuance of common stock pursuant to a private offering of common stock of up to $2 million and the conversion into common stock of EVO Inc.’s subordinated notes payable to members, Senior Bridge Notes, convertible promissory notes, and certain accounts payable would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding common stock

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 5 - Long-Term Debt (continued)

The Company engaged a third-party financial advisory firm to assist in the determination of the purchase price allocation under the guidance of ASC Topic 805. The advisory firm calculated, with assistance and collaboration of management, the value of the $9.5 million-dollar debt to be $4,813,000, generating a debt discount $4,687,000; with accretion at December 31, 2017 the remaining discount is $4,257,358.

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes	Other Notes	Total
2018	$1,671,556	$1,093,691	$2,765,517
2019	4,237,505	-	4,237,505
2020	5,166,373	-	5,166,373
2021	-	-	-
2022	-	-	-
Thereafter	9,500,000	-	9,500,000
	$20,575,434	$1,093,691	$21,669,125

Note 6 - Derivative Instruments

The Company periodically enters into various commodity hedging instruments to mitigate a portion of the effect of natural gas price fluctuations, as summarized in the table below. Open derivative positions are accounted for on a fair value basis at the consolidated balance sheet date, and any unrealized gain or loss is included in other expense on the consolidated statement of operations. Gains and losses from settled transactions are also recorded in other expense on the consolidated statement of operations. The Company does not have any derivative contracts designated as cash flow hedges. The realized loss and unrealized loss for the year ended December 31, 2017 was $21,220 and $39,026, respectively.

The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets, by category.

Fair Value at December 31,
2017
Current commodity derivative liability	$32,186
Long-term commodity derivative liability	11,420
Total derivative liability	$43,606

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 6 - Derivative Instruments (continued)

As of December 31, 2017, the Company was party to one open derivative positions outstanding summarized below:

Type	Term	Volume Hedged (Dth)	Index	Fixed Price ($/Dth)
Swap	March 2015 - February 2019	95,000	NYM-LDS	$3.82

Note 7 - Stockholders' Equity

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

During the year ended December 31, 2017, the Company issued 103,334 units for $3.00 per unit, with each unit consisting of one share of common stock and one equity-classified warrant to purchase one share of common stock.

During the year ended December 31,2017, the Company issued 8,791 shares of common stock in connection with the issuance of a senior bridge note.

The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected 5 year term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management's judgment. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The warrants were valued at $77,500 with all of the outstanding warrants exercisable and have a weighted average remaining contractual life of 4.25 years.

In connection with the completion of the Titan Securities Exchange, 104,179 outstanding Class A units were valued at predecessor cost, which resulted in no value to the units with the resulting liability assumed recorded at a loss in the statement of operations.

As of December 31, 2017, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with a par value of $0.0001 per share. There were 429,308 and 317,183 shares of common stock issued and outstanding as of December 31, 2017 and 2016.

As of December 31, 2017, the authorized share capital of the Company consisted of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of December 31, 2017.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 8 - Commitments and Contingencies

Operating Leases

The Company leased office space in Minnesota on a month to month basis with payments of $977 per month through June 2017.

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

Rent expense for the years ended December 31, 2017 and 2016 was approximately $132,000 and $138,000, respectively.

EAF leases the properties to EVO under the terms of oral leases for one-time payments of $1.00. The EAF Tolleson, EAF Oak Creek, EAF San Antonio and EAF Lake Arlington properties are each subject to two mortgages related to the Promissory Note and the Senior Promissory Note for $4,000,000 and $3,800,000, respectively. The property underlying the EAF Jurupa Valley and EAF Fort Worth stations is leased by EVO from third parties.

EAF Jurupa Valley. EVO leases the property for the Jurupa Valley station from a third-party under the terms of a month-to-month oral lease for a one-time payment of $1.00.

EAF Fort Worth. EVO leases the property for the EAF Fort Worth station from a third-party under a lease agreement with an initial 10-year term expiring December 2023. Base rent payable by EVO for the initial term consists of a one-time payment equal to $1. Under the terms of the lease, EVO agreed to install and maintain at its own cost a natural gas fuel line, compressors, operating equipment, storage tanks, dispensers and any other equipment necessary to supply the CNG fueling needs of fleet vehicles owned by the third party.

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,
2018	$139,000
2019	23,000
$162,000

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

On January 22, 2018, certain holders of Senior Bridge Notes initiated a lawsuit in the District Court of Hennepin County, Minnesota against the Company, certain of its subsidiaries and Scott Honour, Kirk Honour, and John Yeros. The complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, fraud/fraudulent misrepresentation, successor liability, unjust enrichment, and breach of fiduciary duty, and seeks money damages, interest, costs, disbursements, attorneys’ fees and other equitable relief.

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and seeks money damages, costs, attorneys’ fees and other appropriate relief.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 8 - Commitments and Contingencies (continued)

Walters Recycling and Refuse Station

In June 2016 Blaine entered into a compressed natural gas fuel station agreement (the “Agreement”) with Walters, an unrelated third party. Under the Agreement Blaine agreed to construct, at its sole expense, a CNG dispensing system (the “System”) on a portion of the property owned by Walters. Titan was required to have the System fully operational by June 2017. Titan did not meet the operational deadline as defined, and the project was cancelled per the Agreement.

SCAQMD

In December 2015, Diamond Bar entered into a transfer of ownership and lease arrangement with the SCAQMD. This property has an existing CNG station previously owned and operated by the SCAQMD. Thirty days after the date of the agreement, SCAQMD transferred to Diamond Bar, without charge, all of their rights and interests in the existing assets. The agreement also specifies that Diamond Bar lease the property for $1 and identifies certain commitments agreed to by the parties. Some of the more significant ones are as follows:

●	Within 180 days from the contract execution, Diamond Bar, using its best efforts, shall sell any surplus assets and provide SCAQMD with 90% of the net proceeds, as defined. To date Diamond Bar has not had any surplus assets to sell.

●	Diamond Bar is also required to comply with certain provisions in the agreement with regards to the operation and maintenance of the station.

●	Diamond Bar, at their expense and upon written consent from SCAQMD, can remodel, redecorate or otherwise make improvements and replacements of and to all or any part of the leased premises.

●	Diamond Bar was required, within eight months of the execution date, to install specific station upgrades, as defined, and was responsible for the cost of these upgrades. All upgrades must be completed within eight months of the execution date. Any improvements made to the premises remain the property of Diamond Bar and can be removed by Diamond Bar.

●	The fueling rate charged to the SCAQMD is based on actual utility costs, taxes and a fee not to exceed $0.50 per GGE. Currently the rate charged is substantially equal to the market rate charged to all other customers.

●	The contract ends December 31, 2020. SCAQMD can extend the contract for a period not to exceed five years starting January 1, 2021 at no additional cost. Either party may terminate the contract with sixty days’ notice. If the SCAQMD terminates without cause they will be required to either purchase the property necessary for the operation of the CNG station or reimburse Diamond Bar for the cost of removing the property. If Diamond Bar terminates the contract without cause, the SCAQMD shall have the option to either purchase the property necessary for the operation of the station or require Diamond Bar to remove the property at no cost to SCAQMD.

Long-Term Take-or-Pay Natural Gas Supply Contracts

At December 31, 2017, the Company had commitments to purchase CNG on a take-or-pay basis of approximately $545,000, which has not been enforced by the Company. It is anticipated these are normal purchases that will be necessary for sales, and no cash settlements will be made related to the purchase commitments.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 9 - Income Taxes

Deferred income tax assets have been reduced by a valuation allowance as it is more likely than not that they will not be realized because it cannot demonstrate that it is more likely than not that it will realize the benefit of that asset. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership. In November 2016, the Company experienced an ownership change as a result of an issuance of its common stock. Utilization of the Company's net operating loss may be subject to substantial limitation.

There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return, in accordance with ASC 740 “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, that have been recorded on the Company’s financial statements for the years ended December 31, 2017 and 2016. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in the interest and penalties expense. There are no interest and penalties recognized in the statements of operations or accrued on the balance sheets.

The Company files tax returns in the United States, in various states including California, Colorado and Minnesota. The Company’s United States federal income tax filings for tax years 2043 through 2017 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2013 to 2017.

As of December 31, 2017 and 2016, the Company had federal net operating loss carry forwards of approximately $4.8 million and $197,000, respectively, for income tax purposes that expire starting in 2037.

	December 31,
	2017	2016
Net operating loss	$(9,232,187)	$(2,862,249)

Summary of deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax asset
Accrued expenses and other	$21,898	$-
Depreciation	1,323,599	-
Stock based compensation	22,320	-
Loss carryforwards	2,675,488	79,953
Total deferred tax assets	4,043,305	79,953
Valuation allowance	(2,817,186)	-
Net deferred tax asset	$1,226,119	$79,953

Deferred tax liability
Debt discount	$(1,226,119)	$-
Depreciation	$-	$(151,247)
Total deferred tax liability	$-	$(71,294)

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

Note 9 - Income Taxes (continued)

Components reflected in the consolidated statements of operations are as follows:

	For the Years Ended
	December 31,
	2017	2016
Current
Federal	$-	$-
State and local	-	-
	-	-
Deferred
Federal	(2,449,137)	59,852
State and local	(439,343)	11,442
Valuation allowance	2,817,186	-
	(71,294)	71,294
Total income tax provision	$(71,294)	$71,294

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the consolidated statements of operations:

	For the Years Ended
	December 31,
	2017	2016
Income tax benefit at the statutory rate	(3,138,943)	$(974,581)
Change resulting from
State and local income taxes, net of federal income tax	(333,592)	(186,317)
Deferred tax liabilities	-	193,375
Pre-acquisition loss	-	1,025,765
Change in tax rate	576,444	-
Change in valuation	2,817,186	-
Non-deductible and other	7,611	13,052
	$(71,294)	$71,294

Note 10 - Subsequent Events

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and Jerry Moyes. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a warrant to purchase one share of Common Stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company did not pay any commissions in connection with the sale of these Units.

In connection with the sale of Units, the Company issued 89,092 shares of Common Stock on March 2, 2018, to Kirk Honour, the Company’s former president, pursuant to the terms of the Separation Agreement between the Company and Kirk Honour dated October 9, 2017.

On or about March 20, 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s shareholders, including entities affiliated with Scott Honour, a director of the Company, and Kirk Honour, the Company’s former president. Pursuant to the terms of the Escrow Agreement, the shareholders party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by the Company until such time as one or more third parties offers to purchase the escrowed shares and the Company approves such purchase or purchases. 75% of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the Tradition Capital Bank loan facility, and the remaining 25% of the proceeds will be paid pro rata to the shareholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase Common Stock to the shareholders party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Consolidated Financial Statements

On April 2, 2018, the Company and a related party note holder agreed to extend the maturity date of the $3,800,000 promissory note through July 2019.

On April 12, 2018, the Company consummated the following transactions:

●	The Company issued 275,583 common shares in exchange for certain Senior Bridge Notes in the aggregate principal amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

●	The Company issued 268,057 common shares in exchange for the Junior Bridge Notes in the aggregate principal amount of approximately $1,340,261, with the per share price for shares of common stock equal to $5.00.

The Units and Common Stock described above were offered and sold as part of private placements solely to “accredited investors” as that term is defined under Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The foregoing summary of the material terms of the subscription agreements and warrant is not complete and is qualified in its entirety by reference to the subscription agreements included as exhibits to this annual report on Form 10-K.

On April 13, 2018, the Company filed a Certificate of Designation of Rights and Preferences of Series A Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to 100,000 shares of Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”). The Series A Preferred Stock ranks senior in preference and priority to the Company’s common stock with respect to dividend and liquidation rights and, except as provided in the Certificate of Designation or otherwise required by law, will vote with the common stock on an as converted basis on all matters presented for a vote of the holders of common stock, including directors, and are entitled to fifteen votes for each share of Series A Preferred Stock held on the record date for the determination of the stockholders entitled to vote or, if no record date is established, on the date the vote is taken.

The Series A Preferred Stock is convertible at any time at the option of the holder or the Company at an initial conversion ratio of one share of Common Stock for each share of Series A Preferred Stock. The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations. In addition, each share of Series A Preferred Stock will automatically convert to one share of Common Stock if the closing price on all domestic securities exchanges on which the Common Stock may at the time be listed exceeds six dollars ($6.00) per share for thirty (30) consecutive trading days and the daily trading volume of the Common Stock is at least twenty thousand (20,000) shares for that same period.

The holders of the Series A Preferred Stock are entitled to a liquidation preference of $3.00 per share of Series A Preferred Stock plus any accrued but unpaid dividends upon the liquidation of the Company. The Series A Preferred Stock may be redeemed by the Company at any time at a redemption price equal to $3.00 plus all accrued but unpaid dividends, and each holder of Series A Preferred Stock may cause the Company to redeem the holder’s Series A Preferred Stock at any time after August 1, 2018 at a redemption price equal to $3.00 plus all accrued but unpaid dividends.

The approval of the holders of at least a majority of the Series A Preferred Stock, voting together as a separate class, is required for the Company to amend the Certificate of Designation, including by merger or otherwise, to as to alter or repeal the preferences, rights, privileges or powers of the Series A Preferred Stock in a manner that would adversely affect the rights of the holders of the Series A Preferred Stock.

A copy of the Certificate of Designation is attached hereto and is incorporated herein by reference.

On April 12, 2018, the Company approved the issuance of 100,000 shares of Series A Preferred to Danny R. Cuzick, a member of the Company’s board of directors, as compensation for services rendered to the Company.

On April 12, 2018, the Board approved, subject to subsequent shareholder approval, the adoption of the EVO Transportation & Energy Services, Inc. 2018 Stock Incentive Plan (the "Plan"), which provides for the grant of options to purchase up to 4,250,000 shares of the Company’s common stock.

Pursuant to the terms and conditions of the Plan, the Board granted 4,000,000 stock options on April 12, 2018. The stock options have an exercise price equal to $2.50 per share, each option shall terminate ten years from the date issued. 25% of the options vested on the grant date, and the remaining options vest in equal annual installments on the first, second and third anniversary of the grant date. However, all unvested options vest immediately upon the Company’s closing on an aggregate of at least $30,000,000 in any combination of public and private equity and debt financings after the grant date.

During February 2018, the Company entered into a management agreement with a third-party to operate Titan Diamond Bar. The Company is currently negotiating with the third party for the sale of station.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed in a current report filed with the SEC on February 8, 2017, our board of directors approved the engagement of EKS&H LLLP (“EKS&H”) as our independent registered public accounting firm for the fiscal year ended December 31, 2016. The engagement of EKS&H also resulted in the end of our relationship with Lurie, LLP (“Lurie”) as our independent registered public accounting firm effective February 7, 2017.

Lurie’s audit reports on the financial statements of the Company as of and for the years ended December 31, 2014 and 2015 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Lurie’s reports for the years ended December 31, 2014 and 2015 (i) contained an explanatory paragraph concerning the Company’s ability to continue as a going concern, and (ii) were qualified by a statement that the Company’s consolidated financial statements were prepared assuming the Company would continue as a going concern and did not include any adjustments that might have resulted from the outcome of this uncertainty. In addition, because the Company was not required to have, and Lurie was not engaged to perform, an audit of the Company’s internal control over financial reporting, Lurie did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

During the Company’s two most recent fiscal years prior to Lurie’s dismissal and the subsequent interim period from January 1, 2017 through the date of Lurie’s dismissal, there were no disagreements with Lurie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Lurie, would have caused Lurie to make reference to the subject matter of the disagreement(s) in connection with its report on the Company’s consolidated financial statements and there were no “reportable events” as that term is defined in Regulation S-K, Item 304(a)(1)(v).

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

In accordance with Exchange Act rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Company’s management, including its principal executive have concluded that our disclosure controls and procedures were not effective as of December 31, 2017, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures.” In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Evaluation of Internal Controls and Procedures

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of management, including our principal executive officer management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation and the identification of certain material weaknesses in internal control over financial reporting described below, management concluded that our internal control over financial reporting was not effective as a result of the material weaknesses in controls described below.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2017:

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2017, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. Our management intends to implement the remediation steps discussed below to address the material weaknesses and to improve our internal control over financial reporting.

Management’s Remediation Plan

In light of the control deficiencies identified at December 31, 2017 and described in the section titled “Evaluation of Internal Controls and Procedures, we have designed and plan to implement the specific remediation initiatives described below:

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

Item 9B. Other Information.

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and Jerry Moyes. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a warrant to purchase one share of Common Stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company did not pay any commissions in connection with the sale of these Units.

In connection with the sale of Units, the Company issued 89,092 shares of Common Stock on March 2, 2018, to Kirk Honour, the Company’s former president, pursuant to the terms of the Separation Agreement between the Company and Kirk Honour dated October 9, 2017.

On or about March 20, 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s shareholders, including entities affiliated with Scott Honour, a director of the Company, and Kirk Honour, the Company’s former president. Pursuant to the terms of the Escrow Agreement, the shareholders party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by the Company until such time as one or more third parties offers to purchase the escrowed shares and the Company approves such purchase or purchases. 75% of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the Tradition Capital Bank loan facility, and the remaining 25% of the proceeds will be paid pro rata to the shareholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase Common Stock to the shareholders party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years.

On April 2, 2018, the Company and a related party note holder agreed to extend the maturity date of the $3,800,000 promissory note through July 2019.

On April 13, 2018, the Company consummated the following transactions:

●

The Company issued 275,583 common shares in exchange for certain Senior Bridge Notes in the aggregate principal amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

●

The Company issued 268,057 common shares in exchange for the Junior Bridge Notes in the aggregate principal amount of approximately $1,340,261, with the per share price for shares of common stock equal to $5.00.

The Units and Common Stock described above were offered and sold as part of private placements solely to “accredited investors” as that term is defined under Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The foregoing summary of the material terms of the subscription agreements and warrant is not complete and is qualified in its entirety by reference to the subscription agreements included as exhibits to this annual report on Form 10-K.

Stock Option Plan and Option Grants

On April 12, 2018, the Board approved the Company's 2018 Stock Incentive Plan (the “2018 Plan”). The principal provisions of the 2018 Plan are summarized below. This summary is not a complete description of all the 2018 Plan's provisions, and is qualified in its entirety by reference to the 2018 Plan, which is filed as an exhibit to this annual report. Capitalized terms used but not defined herein will be as defined in the 2018 Plan.

Administration

The Board will initially be the administrator of the 2018 Plan, but the Board may delegate the administration of the 2018 Plan to a committee of the Board. The Board and any Committee to which it may delegate the administration of the 2018 Plan are collectively referred to in the 2018 Plan as the “Administrator.”

The Administrator may delegate to one or more Committees and/or sub-Committees, or to one or more officers of the Company such administrative duties or powers as it may deem advisable. The Administrator may, by resolution, authorize one or more officers of the Company to do one or both of the following on the same basis as the Administrator: (i) designate employees to be recipients of awards under the 2018 Plan and (ii) determine the size of any such awards; provided, however, that the Committee may not delegate such responsibilities to any such officer for awards granted to an employee who is an officer or director of the Company or the beneficial owner of more than 10% of the Company’s common stock; the resolution providing such authorization sets forth the total number of awards such officer(s) may grant; and the officer(s) must report periodically to the Administrator regarding the nature and scope of the awards granted pursuant to the authority delegated.

Except as otherwise provided in the 2018 Plan, the Administrator will have all of the powers vested in it under the provisions of the 2018 Plan, including but not limited to exclusive authority to determine, in its sole discretion, whether an award will be granted; the individuals to whom, and the time or times at which, awards will be granted; the number of shares subject to each award; the exercise price of Options granted hereunder; and the performance criteria, if any, and any other terms and conditions of each award. The Administrator will have full power and authority to administer and interpret the 2018 Plan, to make and amend rules, regulations and guidelines for administering the 2018 Plan, to prescribe the form and conditions of the respective Agreements evidencing each award (which may vary from Participant to Participant), to amend or revise Agreements evidencing any award (to the extent the amended terms would be permitted by the 2018 Plan and provided that no such revision or amendment, except as is authorized in Section 14 of the 2018 Plan, may impair the terms and conditions of any award that is outstanding on the date of such revision or amendment to the material detriment of the Participant in the absence of the consent of the Participant), and to make all other determinations necessary or advisable for the administration of the 2018 Plan (including to correct any defect, omission or inconsistency in the 2018 Plan or any Agreement, to the extent permitted by law and the 2018 Plan). The Administrator’s interpretation of the 2018 Plan, and all actions taken and determinations made by the Administrator pursuant to the power vested in it under the 2018 Plan will be conclusive and binding on all parties concerned.

Eligibility

Any employee, director, or consultant may participate in the 2018 Plan; provided, however, that only employees are eligible to receive incentive stock options. Additionally, the Company may grant certain performance-based awards to “covered employees” in compliance with Section 162(m) of the Internal Revenue Code. These covered employees include our executive officers. Section 162(m) generally limits the corporate tax deduction for compensation paid to executive officers that is not “performance-based” to $1,000,000 per executive officer. “Performance-based” compensation meeting certain requirements is not counted against the $1,000,000 limit and generally remains fully deductible for tax purposes.

Shares Available for Awards

The stock to be awarded or optioned under the Plan (the “share authorization”) will consist of authorized but unissued or reacquired shares of common stock. The maximum aggregate number of shares of common stock reserved and available for awards under the 2018 Plan is 4,250,000 shares, subject to adjustment for any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture or extraordinary dividend (including a spin-off) or any other similar change in the corporate structure or shares of the Company. Any adjustment determination made by the Administrator will be final, binding and conclusive.

Type of Awards and Terms and Conditions

The 2018 Stock Plan provides that the Administrator may grant awards to eligible participants in any of the following forms, subject to such terms, conditions and provisions as the Administrator may determine to be necessary or desirable:

●	stock options, including both incentive stock options (“ISOs”) and non-qualified stock options;

●	stock appreciation rights;

●	restricted stock;

●	performance awards; and
●	stock bonuses.

Options. Options may either be incentive stock options, which are specifically designated as such for purposes of compliance with Section 422 of the Internal Revenue Code, or non-qualified stock options. Options vest as determined by the Administrator, subject to applicable performance objectives and statutory limitations regarding the maximum term of ISOs and the maximum value of ISOs that may vest in one year. The exercise price of each share subject to an ISO will be equal to or greater than the fair market value of a share on the date of the grant of the ISO, except in the case of an ISO grant to a stockholder who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or its parent or any subsidiary, the exercise price will be equal to or greater than 110% of the fair market value of a share on the grant date. Non-qualified stock options vest as determined by the Administrator, subject to applicable performance objectives and statutory limitations regarding the maximum term of non-qualified stock options. The exercise price of each share subject to a non-qualified stock option will be determined by the Administrator at the time of grant but must be equal to or greater than the fair market value of a share on the date of grant. Recipients of options have no rights as stockholders with respect to any shares covered by the award until the award is exercised and a stock certificate or book entry evidencing such shares is issued or made, respectively.

Restricted Stock Awards. Restricted stock awards consist of shares granted to a participant that are subject to one or more risks of forfeiture. Restricted stock awards may be subject to risk of forfeiture based on the passage of time or the satisfaction of other criteria, such as continued employment or Company performance. Recipients of restricted stock awards are entitled to vote and receive dividends attributable to the shares underlying the awards beginning on the grant date, but have no other rights as stockholders with respect to such shares.

Performance Awards. Performance awards, which may be denominated in cash or shares, are earned upon achievement of performance objectives during a performance period established by the Administrator. Recipients of performance awards have no rights as stockholders with respect to any shares covered by the awards until the date a stock certificate or book entry evidencing such shares is issued or made, respectively.

Stock Appreciation Rights. A stock appreciation right may be granted independent of, or in tandem with, a previously or contemporaneously granted stock option, as determined by the Administrator. Generally, upon exercise of a stock appreciation right, the recipient will receive cash, shares of Company stock, or a combination of cash and stock, with a value equal to the excess of: (i) the fair market value of a specified number of shares of Company stock on the date of the exercise, over (ii) a specified exercise price. Stock appreciation rights vest as determined by the Administrator, subject to applicable performance objectives and statutory limitations regarding the maximum term of stock appreciation rights. Recipients of stock appreciation rights have no rights as a stockholder with respect to any shares covered by the award until the date a stock certificate or book entry evidencing such shares is issued or made, respectively.

Stock Bonuses. Stock bonuses consist of awards of shares granted to a participant subject to such terms and conditions as determined by the Administrator. Recipients of stock bonuses have all rights of stockholders with respect to such shares, provided that the Administrator may impose restrictions on the assignment or transfer of stock bonuses.

Amendments of the 2018 Plan

The Board may from time to time, insofar as permitted by law, suspend or discontinue the 2018 Plan or revise or amend it in any respect. However, to the extent required by applicable law or regulation or as except as provided under the 2018 Plan itself, the Board may not, without stockholder approval, revise or amend the 2018 Plan to (i) materially increase the number of shares subject to the 2018 Plan, (ii) change the designation of participants, including the class of employees, eligible to receive awards, (iii) decrease the price at which options or stock appreciation rights may be granted, (iv) cancel, regrant, repurchase for cash, or replace options or stock appreciation rights that have an exercise price in excess of the fair market value of the common stock with other awards, or amend the terms of outstanding options or stock appreciation rights to reduce their exercise price, (v) materially increase the benefits accruing to participants under the 2018 Plan, or (vi) make any modification that will cause incentive stock options to fail to meet the requirements of Internal Revenue Code Section 422.

Term

The Administrator may grant awards pursuant to the 2018 Plan until it is discontinued or terminated; provided, however, that ISOs may not be granted after April 12, 2028.

Change of Control

Unless otherwise provided in the terms of an award, upon a change of control of the Company, as defined in the 2018 Plan, the Administrator may provide for one or more of the following: (i) the acceleration of the exercisability, vesting, or lapse of the risks of forfeiture of any or all awards (or portions thereof); (ii) the complete termination of the 2018 Plan and the cancellation of any or all awards (or portions thereof) that have not been exercised, have not vested, or remain subject to risks of forfeiture, as applicable in each case as of the effective date of the change of control; (iii) that the entity succeeding the Company by reason of such change of control, or the parent of such entity, must assume or continue any or all awards (or portions thereof) outstanding immediately prior to the change of control or substitute for any or all such awards (or portions thereof) a substantially equivalent award with respect to the securities of such successor entity, as determined in accordance with applicable laws and regulations; or (iv) that participants holding outstanding awards will become entitled to receive, with respect to each share of common stock subject to such award (whether vested or unvested, as determined by the Administrator pursuant to the 2018 Plan) as of the effective date of any such change of control, cash in an amount equal to (1) for participants holding options or stock appreciation rights, the excess of the fair market value of such common stock on the date immediately preceding the effective date of such change of control over the exercise price per share of options or stock appreciation rights, or (2) for participants holding awards other than options or stock appreciation rights, the fair market value of such common stock on the date immediately preceding the effective date of such change of control. The Administrator need not take the same action with respect to all awards (or portions thereof) or with respect to all participants.

Payment

Upon exercise of an option granted under the 2018 Plan, and as permitted in the Administrator’s discretion, the option holder may pay the exercise price in cash (or cash equivalent), by surrendering previously-acquired unencumbered shares of Company common stock, by withholding shares of Company common stock from the number of shares that would otherwise be issuable upon exercise of the option (e.g., a net share settlement), through broker-assisted cashless exercise (if compliant with applicable securities laws and any insider trading policies of the Company), another form of payment authorized by the Administrator, or a combination of any of the foregoing. If the exercise price is paid, in whole or in part, with Company common stock, the then-current fair market value of the stock delivered or withheld will be used to calculate the number of shares required to be delivered or withheld.

Transfer Restrictions

Unless permitted by law and expressly permitted by the 2018 Plan or underlying award agreement, no award will be transferable, other than by will or by the laws of descent and distribution. The Administrator may permit a recipient of a non-qualified stock option to transfer the award by gift to his or her “immediate family” or to certain trusts or partnerships (as defined and permitted by applicable federal securities law).

Forms of Agreement

The Administrator has approved forms of agreement to govern incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units. The foregoing summaries of the 2018 Plan and the forms of the agreements do not purport to be complete and are qualified in their entirety by reference to the text of the 2018 Plan and to the text of the forms of agreement, all of which are filed as exhibits to this annual report.

Option Grants

On April 12, 2018, the Company granted 10-year non-qualified stock options to purchase shares of the Company’s common stock pursuant to the 2018 Plan as follows:

Name	Options Granted
Damon R. Cuzick	1,000,000
John P. Yeros	1,200,000
Danny R. Cuzick	1,500,000
Tim Gorry	200,000
Scott M. Honour	100,000
Thomas J. Abood	100,000

The options are exercisable at a price of $2.50 per share, which the Board determined was the fair market value of the Company’s common stock on the grant date. 25% of the options vested on the grant date, and the remaining options vest in equal annual installments on the first, second and third anniversary of the grant date. However, all unvested options vest immediately upon the Company’s closing on an aggregate of at least $30,000,000 in any combination of public and private equity and debt financings after the grant date.

Certificate of Designation

On April 13, 2018, the Company filed a Certificate of Designation of Rights and Preferences of Series A Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to 100,000 shares of Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”). The Series A Preferred Stock ranks senior in preference and priority to the Company’s common stock with respect to dividend and liquidation rights and, except as provided in the Certificate of Designation or otherwise required by law, will vote with the common stock on an as converted basis on all matters presented for a vote of the holders of common stock, including directors, and are entitled to fifteen votes for each share of Series A Preferred Stock held on the record date for the determination of the stockholders entitled to vote or, if no record date is established, on the date the vote is taken.

The Series A Preferred Stock is convertible at any time at the option of the holder or the Company at an initial conversion ratio of one share of Common Stock for each share of Series A Preferred Stock. The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations. In addition, each share of Series A Preferred Stock will automatically convert to one share of Common Stock if the closing price on all domestic securities exchanges on which the Common Stock may at the time be listed exceeds six dollars ($6.00) per share for thirty (30) consecutive trading days and the daily trading volume of the Common Stock is at least twenty thousand (20,000) shares for that same period.

The holders of the Series A Preferred Stock are entitled to a liquidation preference of $3.00 per share of Series A Preferred Stock plus any accrued but unpaid dividends upon the liquidation of the Company. The Series A Preferred Stock may be redeemed by the Company at any time at a redemption price equal to $3.00 plus all accrued but unpaid dividends, and each holder of Series A Preferred Stock may cause the Company to redeem the holder’s Series A Preferred Stock at any time after August 1, 2018 at a redemption price equal to $3.00 plus all accrued but unpaid dividends.

The approval of the holders of at least a majority of the Series A Preferred Stock, voting together as a separate class, is required for the Company to amend the Certificate of Designation, including by merger or otherwise, to as to alter or repeal the preferences, rights, privileges or powers of the Series A Preferred Stock in a manner that would adversely affect the rights of the holders of the Series A Preferred Stock.

A copy of the Certificate of Designation is attached hereto and is incorporated herein by reference.

Issuance of Preferred Stock

On April 12, 2018, the Company approved the issuance of 100,000 shares of Series A Preferred to Danny R. Cuzick, a member of the Company’s board of directors, as compensation for services rendered to the Company.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by item 10 of this report is incorporated by reference to the discussions under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” “Qualifications of Candidates for Election to the Board,” “Stockholder Recommendations for Directors,” “Stockholder Communications with the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in a later filed definitive proxy or information statement involving the election of directors or in an amendment to this Form 10-K.

Item 11. Executive Compensation.

The information required by item 11 of this report is incorporated by reference to the discussions under the headings “Executive Compensation” and “Director Compensation” in a later filed definitive proxy or information statement involving the election of directors or in an amendment to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by item 12 of this report is incorporated by reference to the discussions under the headings “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in a later filed definitive proxy or information statement involving the election of directors or in an amendment to this Form 10-K.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

The information required by item 13 of this report is incorporated by reference to the discussions under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” in a later filed definitive proxy or information statement involving the election of directors or in an amendment to this Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by item 14 of this report is incorporated by reference to the discussions under the headings “Audit and Non-Audit Services and Fees Billed to Company by Independent Registered Public Accounting Firm,” included in the proposal to ratify the appointment of our independent registered public accounting firm in a later filed definitive proxy or information statement involving the election of directors or in an amendment to this Form 10-K.

38

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

Financial Statement Schedules

None.

Exhibits

See the Exhibit Index immediately following the signature page to this annual report on Form 10-K, which incorporated herein by reference.

39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: April 17, 2018	By:	/s/ John P. Yeros
John P. Yeros
Chief Executive Officer
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John P. Yeros	Chief Executive Officer	April 17, 2018
John P. Yeros

/s/ Thomas J. Abood	Director	April 17, 2018
Thomas J. Abood

/s/ Danny Cuzick	Director	April 17, 2018
Danny Cuzick

/s/ Scott M. Honour	Director	April 17, 2018
Scott M. Honour

40

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

Exhibit	Description
2.1	Articles of Merger of Minn Shares Inc. (a Minnesota corporation) and Minn Shares Inc. (a Delaware corporation) (1)
2.2	Certificate of Merger of Minn Shares Inc. (a Minnesota corporation) into Minn Shares Inc. (a Delaware corporation) (1)
2.3	Agreement and Plan of Securities Exchange, dated November 22, 2016, by and among Minn Shares Inc., Titan CNG LLC and the members of Titan CNG LLC (2)
2.4	Agreement and Plan of Merger, dated November 23, 2016, by and between Shock, Inc. and Minn Shares Inc. (2)
2.5	Agreement and Plan of Securities Exchange, dated January 11, 2017, by and among EVO CNG, LLC, Environmental Alternative Fuels, LLC, Danny R. Cuzick, Damon R. Cuzick, Theril H. Lund, Thomas J. Kiley and Minn Shares Inc. (3)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation(8)
3.3	Certificate of Amendment to Certificate of Incorporation(10)
3.4*	Certificate of Designation of Rights and Preferences of Series A Preferred Stock of EVO Transportation & Energy Services, Inc.
3.5	Bylaws (1)
4.1	Loan Agreement, dated as of December 31, 2014, by and between Titan El Toro, LLC and FirstCNG LLC and Tradition Capital Bank (2)
4.2	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of the Alpeter Family Limited Partnership (2)
4.3	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Brian and Renae Clark (2)
4.4	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Falcon Capital LLC (2)
4.5	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Honour Capital LP (2)
4.6	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of James Jackson (2)
4.7	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of John Honour (2)
4.8	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Keith and Janice Clark (2)
4.9	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Kirk Honour (2)
4.10	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Stephen and Jayne Clark (2)
4.11	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Red Ocean Consulting, LLC (2)
4.12	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Thomas J. Abood Revocable Trust u/a dated August 17, 2012 (2)
4.13	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of James Jackson (2)
4.14	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Alpeter Family Limited Partnership (2)
4.15	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of David M. Leavenworth (2)
4.16	Secured Bridge Note, dated September 26, 2016, by Titan CNG LLC in favor of Red Ocean Consulting, LLC (2)
4.17	First Amendment to Senior Bridge Loan Documents, dated July 26, 2016, by and among Titan CNG LLC, Titan Blaine, LLC, Titan El Toro, LLC, Titan Diamond Bar, LLC, Thomas J. Abood Revocable Trust U/A Dated August 17, 2012 As Amended, James Jackson, David M. Leavenworth, Alpeter Family Limited Partnership, Bonita Beach Blues, Inc., Red Ocean Consulting, LLC, Scott Honour and Kirk Honour(2)
4.18	Secured Bridge Note, dated July 26, 2016, by Titan CNG LLC in favor of Bonita Beach Blues, Inc. (2)
4.19	Second Amendment to Senior Bridge Loan Documents, dated September 26, 2016, by and among Titan CNG LLC, Titan Blaine, LLC, Titan El Toro, LLC, Titan Diamond Bar, LLC, Thomas J. Abood Revocable Trust U/A Dated August 17, 2012 As Amended, James Jackson, David M. Leavenworth, Alpeter Family Limited Partnership, Bonita Beach Blues, Inc., Red Ocean Consulting, LLC, Scott Honour and Kirk Honour (2)

41

Exhibit	Description
4.20	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of Joseph H. Whitney (2)
4.21	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of The Globe Resources Group, LLC (2)
4.22	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of Richard E. Gilbert (2)
4.23	Secured Bridge Note, dated January 31, 2017, by Titan CNG LLC in favor of the Richard H. Enrico Revocable Trust Dated June 9, 1998 (4)
4.24	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.25	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Damon R. Cuzick (4)
4.26	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Theril H. Lund (4)
4.27	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Thomas J. Kiley (4)
4.28	Senior Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.29	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Danny R. Cuzick (4)
4.30	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Damon R. Cuzick (4)
4.31	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Theril H. Lund (4)
4.32	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Thomas J. Kiley (4)
4.33	Promissory Note, dated February 1, 2017, by Environmental Alternative Fuels, LLC in favor of Danny R. Cuzick (4)
4.34*	Amendment to Promissory Note, dated April 2, 2018, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick
10.1+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and Kirk Honour (2)
10.2+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and John Yeros (2)
10.3+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and Randy Gilbert (2)
10.4+	Employment Agreement, dated February 1, 2017, between Minn Shares Inc. and Damon R. Cuzick (4)
10.5	Compressed Natural Gas Fuel Station Agreement, dated June 28, 2016, by and between Titan Blaine, LLC, Walters’ Recycling & Refuse, Inc. and Walters’ Investments, LLC (2)
10.6	Lease Agreement, dated February 24, 2014, between Grace Whisler Trust and Whisler Holdings LLC and FirstCNG LLC (2)
10.7	First Amendment to Lease, dated June 9, 2014, between Grace Whisler Trust and Whisler Holdings LLC and FirstCNG LLC (2)
10.8	Lease Contract, effective December 19, 2015, between South Coast Air Quality Management District and Titan Diamond Bar LLC (2)
10.9	Lease Agreement, dated December 20, 2013, between Central Freight Lines and EVO CNG, LLC. (8)
10.10	Amended and Restated Limited Liability Company Agreement of Titan CNG LLC, effective as of January 1, 2016 (2)
10.11	Limited Liability Company Agreement of Environmental Alternative Fuels, LLC dated May 3, 2012(8)
10.12	Line Extension Contract, dated April 3, 2014, between Southern California Gas Company and EVO CNG, LLC(8)
10.13	Fuel Purchase Agreement, dated April 12, 2013, between Environmental Alternative Fuels, LLC and Central Freight Lines, Inc. (8)
10.14	Incremental Natural Gas Facilities Agreement, dated February 24, 2014, between Southwest Gas Corporation and Environmental Alternative Fuels, LLC(8)
10.15	Service Agreement for Transportation of Customer Secured Natural Gas dated October 2, 2014 by and between Southwest Gas Corporation and Environmental Alternative Fuels, LLC(8)
10.16	Fuel Purchase Agreement, dated January 11, 2013, between Environmental Alternative Fuels, LLC and Sheehy Mail Contractors, Inc. (8)
10.17	Master Retail Gas Sales Agreement, dated November 1, 2013, between Integrys Energy Services – Natural Gas, LLC and EVO CNG, LLC(8)
10.18	Fuel Purchase Agreement, dated October 1, 2013, between EAF and Central Freight Lines, Inc. (8)
10.19	Natural Gas Service and Pipeline Agreement, dated November 12, 2014, between EAF and LDC, llc(8)
10.20	Form of Subscription Agreement(9)
10.21	Form of Warrant(9)
10.22	Separation Agreement, dated October 9, 2017, between EVO Transportation & Energy Services, Inc. and Kirk Honour(11)
10.23	Form of Junior Bridge Note Conversion Subscription Agreement(12)
10.24*	Subscription Agreement, dated March 2, 2018, between EVO Transportation & Energy Services, Inc. and Jerry Moyes
10.25*	Form of Senior Bridge Note Conversion Subscription Agreement
10.26*	Share Escrow Agreement, dated March 20, 2018, between EVO Transportation & Energy Services, Inc. and the shareholders party thereto.
10.27*	EVO Transportation & Energy Services, Inc. 2018 Stock Incentive Plan
10.28*	Form of EVO Transportation & Energy Services, Inc. Option Agreement
14.1	Code of Conduct for Officers and Directors (5)
16.1	Letter from Lurie, LLP to the Securities and Exchange Commission dated February 7, 2017 (6)

42

Exhibit	Description
16.2	Letter from Lurie, LLP to the Securities and Exchange Commission dated April 17, 2017 (7)
21.1*	Subsidiaries of EVO Transportation & Energy Services, Inc.
31.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2017*
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002(8)
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed herewith
+	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on December 10, 2010 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 29, 2016 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 18, 2017 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 6, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 28, 2011 and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on February 8, 2017 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company's amended current report on Form 8-K filed with the SEC on April 18, 2017 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company's annual report on Form 10-K filed with the SEC on April 18, 2017 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on June 7, 2017 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on September 1, 2017 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on October 13, 2017 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the SEC on November 20, 2017 and incorporated herein by reference.