Form 10-K/A
period 2017-12-31
EVO Transportation & Energy Services, Inc.
filed 2018-04-30
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 AMENDMENT NO. 1 TO

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 27, 2018, there were 2,067,120 shares of the registrant’s common stock, par value $0.0001, outstanding.

 EXPLANATORY NOTE

EVO Transportation & Energy Services, Inc. (“EVO, Inc.,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our annual report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy or information statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy or information statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

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

On January 11, 2017, the Company entered into a securities exchange agreement with Environmental Alternative Fuels, LLC, a Delaware limited liability company (“EAF”), EVO CNG, LLC, a Delaware limited liability company and a wholly-owned subsidiary of EAF (“EVO”), Danny R. Cuzick (“Danny Cuzick”), Damon R. Cuzick, Theril H. Lund and Thomas J. Kiley (together with Danny Cuzick, the “EAF Members”). In accordance with the terms of the securities exchange agreement, the Company acquired all of the membership interests of EAF from the EAF Members and, in exchange, issued a promissory note in the principal amount of $3.8 million to Danny Cuzick and convertible promissory notes in the aggregate principal amount of $9.5 million to the EAF Members (the “EAF Securities Exchange”).

(a) Identification of Directors and Executive Officers.

At the effective time of the Titan Securities Exchange, the Company’s board of directors increased the size of the board of directors from three directors to four directors and appointed Scott M. Honour and Thomas J. Abood as directors. At the same time, John P. Yeros was appointed as chief executive officer and Richard Gilbert resigned from his positions as president and secretary of the Company. In connection with the closing of the EAF Securities Exchange, on February 1, 2017, the Company’s board of directors increased the size of the board of directors from four directors to five directors and appointed Danny Cuzick as a director and Damon Cuzick as chief operating officer of the Company.

The following table sets forth certain information regarding the Company’s officers and directors. All ages are stated as of January 1, 2018.

Name	Age	Position
John P. Yeros	66	Chief Executive Officer
Damon R. Cuzick	37	Chief Operating Officer
Scott M. Honour	51	Director
Danny R. Cuzick	57	Director
Thomas J. Abood	54	Director

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

Scott M. Honour. Mr. Honour has served as a director of the Company since November 2016, and is a Co-founder of Titan. Scott also serves as Managing Partner of Northern Pacific Group, a Wayzata, Minnesota based private equity firm. Previously, from 2002 to 2012, he was Senior Managing Director of The Gores Group, a Los Angeles based private equity firm with $4 billion of capital under management. Prior to that, Mr. Honour was a Managing Director at UBS Investment Bank from 2000 to 2002 and an investment banker at DLJ from 1991 to 2000. He began his career at Trammell Crow Company in 1988. Scott also co-founded YapStone, Inc. in 1999. Scott holds a BS in business administration and a BA in economics from Pepperdine University and an MBA in finance and marketing from the Wharton School of the University of Pennsylvania.

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

(b) Family Relationships.

Danny R. Cuzick, one of our directors, is the father of Damon R. Cuzick, our chief operating officer. There are no other family relationships among our directors or executive officers.

(c) Involvement in Certain Legal Proceedings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year ended December 31, 2017, except that (i) Randy Gilbert and Kirk Honour did not file Forms 4 or 5 in connection with no longer serving as executive officers of the Company; (ii) James Jackson and the Alpeter Family Limited Partnership, previously greater than ten percent stockholders, have not filed any Forms 3, 4 or 5; and (iii) Damon Cuzick and Danny Cuzick did not file Forms 3 and 4 following the Company’s February 1, 2017 acquisition of Environmental Alternative Fuels, LLC, a Delaware limited liability company, and its wholly owned subsidiary, EVO CNG, LLC, a Delaware limited liability company.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual who served as the Company’s principal executive officer during the fiscal year ended December 31, 2017; and (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as Company executives as of December 31, 2017 and who earned total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary			Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John P. Yeros	2017		$240,000		None	None	None	None	None	None		$240,000
Chief Executive Officer	2016		$115,000		None	None	None	None	None	None		$115,000

Kirk S. Honour(1)	2017		$150,000	(3)	None	None	None	None	None	None		$150,000
Former President	2016		$180,000		None	None	None	None	None	None		$180,000

Randy W. Gilbert(2)	2017	$	None		None	None	None	None	None	None		$0
Former Chief Financial Officer	2016	$	None		None	None	None	None	None	None	$	None

Damon R. Cuzick	2017		$180,000		None	None	None	None	None	None		$180,000
Chief Operating Officer	2016	$	None		None	None	None	None	None	None	$	None

(1)	Kirk Honour served as president of the Company until October 2017.
(2)	Randy Gilbert served as chief financial officer of the Company until December 2017.
(3)	On October 9, 2017, Mr. Honour entered into a mutual separation agreement with the Company whereby Mr. Honor and the Company agreed that Mr. Honour’s last day of employment with the Company would be October 9, 2017. At the time of his separation, the Company owed Mr. Honour $240,276 of accrued but unpaid base salary compensation. Under the mutual separation agreement, the parties agreed that (ii) Mr. Honour would be paid an aggregate of $97,069 within ten business days after the Company raised an aggregate of $2 million in any combination of public or private debt or equity securities offerings, and (iii) in satisfaction of $240,276 of deferred compensation, the Company would issue 89,092 shares of its common stock to Mr. Honour within ten business days after the Company raised an aggregate of $2 million in any combination of public or private debt or equity securities offerings. The Company issued the 89,092 shares of common stock to Mr. Honour in April 2018.

We currently have two full-time employees but had no full-time employees in 2016. We entered into a consulting agreement with John Yeros, our chief executive officer, in March 2016 pursuant to which we agreed to pay Mr. Yeros $10,000 per month as an independent contractor and amended that agreement in October 2016 to increase the monthly amount payable to Mr. Yeros to $15,000. During 2016, we also agreed to pay Kirk Honour, our former president, $15,000 per month as an independent contractor pursuant to a verbal agreement with the Company.

On November 23, 2016, the Company succeeded as a party to employment agreements with John P. Yeros, our chief executive officer, Kirk S. Honour, our former president, and Randy W. Gilbert, our former chief financial officer. These agreements became effective on February 1, 2017; thus, the Company did not make any payments under these agreements during the year ended December 31, 2016. Also on February 1, 2017, we entered into an employment agreement with Damon R. Cuzick, our chief operating officer. The employment agreements with our executive officers are described below.

Stock Option Plan and Option Grants

On April 12, 2018, the Board approved the Company's 2018 Stock Incentive Plan (the “2018 Plan”). The principal provisions of the 2018 Plan are summarized below. This summary is not a complete description of all the 2018 Plan's provisions, and is qualified in its entirety by reference to the 2018 Plan, which is filed as an exhibit to the Original Form 10-K. Capitalized terms used but not defined herein will be as defined in the 2018 Plan.

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

Forms of Agreement

The Administrator has approved forms of agreement to govern incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units. The foregoing summaries of the 2018 Plan and the forms of the agreements do not purport to be complete and are qualified in their entirety by reference to the text of the 2018 Plan and to the text of the forms of agreement, all of which are filed as exhibits to the Original Form 10-K.

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

K. Honour Employment Agreement

On November 23, 2016, the Company succeeded as a party to the employment agreement between Kirk Honour and Shock, Inc. (the “K. Honour Employment Agreement”), which became effective on February 1, 2017. The K. Honour Employment Agreement provided for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the K. Honour Employment Agreement, Mr. Honour was eligible to earn base compensation of $180,000 per year, incentive compensation based on Mr. Honour’s performance as determined by the Company’s board of directors and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time. The K. Honour Employment Agreement also included a customary confidentiality covenant and two-year post-termination nonsolicitation and non-interference covenants.

On October 9, 2017, Mr. Honour entered into a mutual separation agreement with the Company whereby Mr. Honor and the Company agreed that (i) Mr. Honour’s last day of employment with the Company was October 9, 2017, (ii) Mr. Honour would be paid an aggregate of $97,069 within ten business days after the Company raised an aggregate of $2 million in any combination of public or private debt or equity securities offerings, and (iii) in satisfaction of $240,276 of deferred compensation, the Company would issue 89,092 shares of its common stock to Mr. Honour within ten business days after the Company raised an aggregate of $2 million in any combination of public or private debt or equity securities offerings. The Company issued the 89,092 shares of common stock to Mr. Honour in April 2018.

Randy W. Gilbert Employment Agreement

On November 23, 2016, the Company succeeded as a party to the employment agreement between Randy W. Gilbert and Shock, Inc. (the “R. Gilbert Employment Agreement”), which became effective on February 1, 2017. The R. Gilbert Employment Agreement provided for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the R. Gilbert Employment Agreement, Mr. Gilbert was eligible to earn base compensation of $150,000 per year, incentive compensation based on Mr. Gilbert’s performance as determined by the Company’s board of directors and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time. The R. Gilbert Employment Agreement also included a customary confidentiality covenant and two-year post-termination nonsolicitation and non-interference covenants.

Mr. Gilbert resigned as the chief financial officer of the Company effective December 31, 2017, and in connection with his resignation verbally agreed with the Company that no amounts were owed to Mr. Gilbert after his resignation pursuant to the R. Gilbert Employment Agreement.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2017, there were no unexercised options, stock that has not vested, or equity incentive plan awards held by our named executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 27, 2018, the number of shares of our voting stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding voting stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group. The beneficial ownership is based on 2,067,120 shares of common stock and 100,000 shares of Series A Preferred Stock, which vote with the common stock on an as converted basis on all matters presented for a vote of the holders of common stock, including directors, and are entitled to fifteen votes for each share of Series A Preferred Stock. Unless otherwise indicated, the address of each person listed below is in the care of EVO Transportation & Energy Services, Inc. 8285 West Lake Pleasant Parkway, Peoria, AZ 85382.

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

Name of Beneficial Owner or Identity of Group[1]	Number of Shares Beneficially Owned	Percent
5% Beneficial Owners
Jerry Moyes 2710 E. Old Tower Road Phoenix, AZ 85034	2,000,000(2)	43.8%

Executive Officers and Directors
John P. Yeros	324,650(3)	8.4%
Kirk S. Honour 315 E. Lake St. Suite 301 Wayzata, MN 55391	239,297(4)	6.6%
Randy W. Gilbert Table Trac, Inc. 6101 Baker Road, Suite 206 Minnetonka, MN 55345	10,124(5)	*
Scott M. Honour 315 E. Lake St. Suite 301 Wayzata, MN 55391	260,173(6)	7.1%
Thomas J. Abood	151,856(7)	2.0%
Danny R. Cuzick	1,875,000(8)	47.6%
Damon R. Cuzick	250,000(9)	6.5%
All executive officers and directors as a group (5 persons)	2,861,679	62.0%

*Less than 1%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of voting stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
(2)	Includes 1,000,000 shares of common stock issuable upon the exercise of warrants. Mr. Moyes shares voting and dispositive power of his shares with his spouse.
(3)	Includes 300,000 shares of common stock issuable upon the exercise of options.
(4)	Kirk Honour served as the Company’s president until October 2017. Includes 73,308 shares of common stock issuable upon the exercise of warrants.
(5)	Randy Gilbert served as the Company’s chief financial officer until December 2017.
(6)	207,903 shares are owned by Falcon Capital LLC, of which Scott M. Honour is the beneficial owner and 27,270 shares are owned by Honour Capital LP, of which Scott M. Honour is the beneficial owner. Includes 71,074 shares of common stock issuable upon the exercise of warrants held by Falcon Capital LLC and 25,000 shares of common stock issuable upon the exercise of options held by Scott M. Honour. The business address of Falcon Capital LLC and Honour Capital LP is 315 E. Lake St. Suite 301, Wayzata, MN 55391.
(7)	Includes 25,000 shares of common stock issuable upon the exercise of options.
(8)	Includes 375,000 shares of common stock issuable upon the exercise of options and 100,000 shares of Series A Preferred Stock, representing voting rights of 1,500,000 shares of common stock.
(9)	Includes 250,000 shares of common stock issuable upon the exercise of options.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the most recently completed fiscal year, the Company did not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our board of directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval. Following the end of fiscal year 2017, the Company’s board of directors adopted an equity compensation plan to retain and incentivize key personnel to drive the success of the Company. Refer to the discussion in Item 11 of this annual report for a description of the plan.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Titan Securities Exchange

Immediately prior to the Titan Securities Exchange, Titan’s former founders, managing members and directors (including our current directors and executive officers, John P. Yeros, and Scott M. Honour, and our former executive officers, Kirk S. Honour and Randy Gilbert) beneficially owned and held a total of 226,125 of Titan’s total 282,626 Class A Membership Units issued and outstanding, or 80% of Titan’s Units in total. Therefore, Titan’s former founders, managing members and directors were in a position to control Titan. After giving effect to the Titan Securities Exchange, the Shock Merger and the EAF Securities Exchange, our executive officers and directors beneficially owned approximately 135,000 of the Company’s 317,207 issued and outstanding shares of common stock, or approximately 42.4% of the Company’s common stock.

Investments in and Loans to Titan El Toro LLC

Prior to our 2016 acquisition of Titan El Toro LLC, a wholly owned subsidiary of Titan that operates our Titan El Toro fueling station, Titan’s former founders, managing members and directors invested $109,599 of equity in Titan El Toro LLC which they exchanged for 10,892 Units of Titan. Titan’s former founders, managing members and directors also previously held $594,000 of mezzanine debt and $367,000 in bridge debt in Titan El Toro LLC. Of those amounts, approximately $942,000 of principal and interest was exchanged for 31,652 Units of Titan. All Units of Titan were exchanged for shares of our common stock in the Titan Securities Exchange. In addition, Titan’s former founders, managing members and directors previously held approximately $450,000 in Junior Bridge Notes and $670,000 in Senior Bridge Notes (as such terms are defined below) until such notes were converted.

Guarantee of Tradition Facility

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with Titan El Toro LLC. The proceeds from the note were received by Titan El Toro LLC and the note payable is recorded by Titan El Toro LLC. The note is a ten year term note with interest fixed at 5.50% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of Titan’s business assets and is personally guaranteed by certain of Titan’s former founders, managing members and directors. Titan issued 35,491 Class A Membership Units to those former founders, managing members and directors as compensation for the guarantee, which Units were subsequently exchanged for shares of our common stock in connection with the Titan Securities Exchange. The amount outstanding on the note as of December 31, 2017 was $1,093,691. The note was obtained pursuant to a Loan Agreement with Tradition Capital Bank dated December 31, 2014. The Company was, as of December 31, 2017, and currently is, in violation of certain covenants. We received a waiver to remedy the technical non-compliance under our SBA Facility for the year ended December 31, 2016, but have not received a waiver for current non-compliance.

EAF Promissory Notes

On February 1, 2017, EVO, Inc. issued the Senior Promissory Note in the principal amount of $3.8 million to Danny Cuzick and Convertible Notes in the aggregate principal amount of $9.5 million to the EAF Members. The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of EVO, Inc. in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by Danny Cuzick of an event of default under the Senior Promissory Note. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. On April 2, 2018, the Company and Danny Cuzick entered into an amendment to the Convertible Promissory Note issued to Danny Cuzick to extend the maturity date of the note to the earlier of (a) July 1, 2019 and (c) declaration by Danny Cuzick of an event of default under the note.

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

Junior Bridge Notes

On January 1, 2016, Titan issued eight subordinated notes payable to its former members (the “Junior Bridge Notes”) with a maturity date of December 31, 2020 for approximately $876,000, as well as 64,387 (equivalent to 56,608 common shares) Class A Membership Units in Titan. Titan issued an additional Junior Bridge Note on January 1, 2016 for approximately $99,000 to evidence pre-existing indebtedness. The Junior Bridge Notes bear interest at 12% per year with a default rate of 15% per year. On April 12, 2018, approximately $1,340,261 of the Junior Bridge Notes and related interest were converted into 272,777 shares of Common Stock at $5.00 per share pursuant to subscription agreements between the Company and the Junior Bridge Note holders.

Senior Bridge Notes

On February 29, 2016, Titan issued five promissory notes payable to its former members (the “Senior Bridge Notes”) with an original maturity date of June 28, 2016 for approximately $672,000, as well as 14,762 (equivalent to 18,806 common shares) Class A Membership Units. The Senior Bridge Notes originally bore interest at 12% per year with a default interest rate of 15% per year. Two of the Senior Bridge Notes were originally long-term debt of Titan outstanding at December 31, 2015 and converted into Senior Bridge Notes. In the event of a default under the Senior Bridge Notes, Titan is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90 day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and effective March 14, 2016 the interest rate was increased from 12% to 16%. The default interest rate was increased from 15% to 18%. As part of that first amendment, the note holders received 3,359 Class A Membership Units in Titan (equivalent to 2,953 common shares). On July 26, 2016, Titan issued an additional Senior Bridge Note for $200,000 with 16% interest and an original maturity date of October 2016. In September 2016, Titan issued an additional Senior Bridge Note for $150,000 and the Senior Bridge Notes were amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holders. On January 31, 2017, Titan issued an additional Senior Bridge Note in the principal amount of $400,000. A fee of 1% of the outstanding principal balance was paid at January 31, 2017, April 30, 2017, and July 31, 2017 to extend the term of the notes to October 31, 2017. On April 12, 2018, approximately $689,000 of Senior Bridge Notes and related interest were converted into 275,583 shares of Common Stock at $2.50 per share pursuant to subscription agreements between the Company and certain of the Senior Bridge Note holders.

Share Escrow Agreement

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

Stock Option Plan and Option Grants

Refer to the discussion in Item 11 of this annual report for a description of the 2018 Plan and grants made under the 2018 Plan.

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

A copy of the Certificate of Designation is filed as an exhibit to the Original Form 10-K and is incorporated herein by reference.

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

Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. In considering a director’s independence, the board of directors considers any related-party transactions that currently exist or have occurred during the timeframes specified by NASDAQ Listing Rule 5605(a)(2) and whether the director has any relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board of directors determined that Thomas J. Abood is “independent” within the meaning of NASDAQ Listing Rules. Each of Scott M. Honour and Danny R. Cuzick would not be considered an independent director.

Item 14. Principal Accounting Fees and Services

The following summarizes the fees we were billed for audit and non-audit services rendered for the fiscal years ended December 31, 2017 and 2016. Lurie, LLP was Titan’s auditor before our acquisition of Titan. EKS&H LLP is our current auditor. No fees for professional services rendered by EKS&H LLP were incurred during the year ended December 31, 2016 because we did not engage EKS&H LLP until February 2017.

Audit Fees

EKS&H’s audit fees billed were $75,115 for the year ended December 31, 2017. EKS&H’s audit fees billed were $76,000 for the year ended December 31, 2016, and Lurie, LLP’s audit fees billed in connection with Titan’s financial statements were $176,000 for the year ended December 31, 2016.

Audit-Related Fees

Audit-related fees billed by EKS&H LLP in the fiscal years ended December 31, 2017 and 2016 were $66,935 and $0, respectively.

Tax Fees

Tax fees billed by EKS&H LLP in the fiscal years ended December 31, 2017 and 2016 were $24,090 and $0, respectively.

All Other Fees

Other fees billed by EKS&H LLP for other products and services in the fiscal years ended December 31, 2017 and 2016 were $0 and $0, respectively.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: April 30, 2018	By:	/s/ John P. Yeros
John P. Yeros
Chief Executive Officer
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John P. Yeros	Chief Executive Officer	April 30, 2018
John P. Yeros

/s/ Thomas J. Abood	Director	April 30, 2018
Thomas J. Abood

/s/ Danny Cuzick	Director	April 30,2018
Danny Cuzick

/s/ Scott M. Honour	Director	April 30, 2018
Scott M. Honour

EXHIBIT INDEX

Exhibit	Description
31.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2017

*	Filed herewith

