Form 10-Q
period 2018-03-31
EVO Transportation & Energy Services, Inc.
filed 2018-05-18
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, there were 2,067,120 shares of the registrant’s common stock, par value $0.0001, outstanding.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

i

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,466,889	$83,867
Accounts receivable, net	122,020	150,419
Alternative fuels tax credit receivable	648,029	648,029
Inventory	1,328	1,675
Prepaid	80,000	-
Total current assets	2,318,266	883,990
Non-current assets
Property, equipment and land, net	7,618,895	7,740,423
Assets available for sale	240,000	240,000
Intangibles	303,179	345,284
Deposits and other long-term assets	132,940	132,940
Total non-current assets	8,295,014	8,458,647
Total assets	$10,613,280	$9,342,637

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$606,642	$1,784,049
Accounts payable - related party	432,345	409,838
Advances from stockholder	370,359	370,359
Accrued interest - related party	874,966	927,421
Accrued expenses	922,010	1,168,721
Derivative liability	27,659	32,186
Subordinated convertible senior notes payable to stockholders	1,421,556	1,421,556
Working capital notes - related party	250,000	250,000
Current portion of long-term debt	1,063,212	1,093,691
Total current liabilities	5,968,749	7,457,821
Non-current liabilities
Long term subordinated convertible notes payable to stockholders	1,166,373	1,166,373
Convertible promissory notes - related parties less unamortized discount of $4,140,183 (March 31, 2018) and $4,257,358 (December 31, 2017)	5,359,817	5,242,642
Convertible promissory notes - related party	450,451	437,505
Senior promissory note - related party	3,800,000	3,800,000
Promissory note - related party	4,000,000	4,000,000
Deferred rent	-	2,206
Derivative liability, less current portion	5,784	11,420
Total non-current liabilities	14,782,425	14,660,146
Total liabilities	20,751,174	22,117,967
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 1,429,308 (March 31, 2018) and 429,308 (December 31, 2017) shares issued and outstanding	143	43
Additional paid-in capital	3,834,599	1,299,980
Accumulated deficit	(13,972,636)	(14,075,353)
Total stockholders’ deficit	(10,137,894)	(12,775,330)
Total liabilities and stockholders’ deficit	$10,613,280	$9,342,637

See notes to unaudited consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Revenue
CNG sales	$320,796	$477,227
Total revenue	320,796	477,227

CNG cost of sales	206,394	269,836

Gross profit	114,402	207,391

Operating expenses
General and administrative	262,888	560,589
Depreciation and amortization	163,633	130,231
Total operating expenses	426,521	690,820

Loss from operations	(312,119)	(483,429)

Other income (expense)
Interest expense	(369,342)	(198,665)
Realized and unrealized gain on derivative liability, net	4,068	(28,007)
Warrant expense	(34,719)	-
Gain on extinguishment of related party interest	157,330	-
Gain on extinguishment of liabilities	657,499	-
Total other income (expense)	414,836	(226,672)

Net income (loss)	$102,717	$(710,101)
Basic weighted average common shares outstanding	440,419	330,385
Basic income (loss) per common share	$0.23	$(2.15)
Diluted weighted average common shares outstanding	440,419	330,385
Diluted income (loss) per common share	$0.23	$(2.15)

See notes to unaudited consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$102,717	$(710,101)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	163,633	130,231
Deferred rent	(2,206)	-
Allowance for doubtful accounts	(37,007)	-
Realized loss on derivative liability	6,096	52
Gain on derivative liability	(16,259)	(28,059)
Interest expense included in convertible promissory notes- related party	12,946	-
Accretion of debt discount	117,175	17,684
Common stock issued for debt	-	13,187
Warrant expenses	34,719	-
Gain on extinguishment of related party interest	(157,330)	-
Gain on extinguishment of liabilities	(657,499)	-
Changes in assets and liabilities
Accounts receivable	65,406	(360,934)
Alternative fuels tax credit receivable	-	15,214
Inventory	347	(1,255)
Prepaid	(80,000)	-
Other long-term assets	-	(11,691)
Accounts payable	(519,908)	306,927
Accounts payable - related party	22,507	43,778
Accrued expenses	(246,711)	73,314
Accrued interest related party	104,875	117,893
	(1,189,216)	316,341
Net cash used in operating activities	(1,086,499)	(393,760)

Cash flows from investing activities
Construction in progress	-	(144,828)
Net cash used in investing activities	-	(144,828)

Cash flows from financing activities
Advances from stockholders	-	482,325
Payment of promissory note related party	-	(56,397)
Proceeds from subordinated convertible senior notes payable to stockholders	-	400,000
Payments of principal on long-term debt	(30,479)	(29,704)
Proceeds from sale of common stock	2,500,000	-
Net cash provided by financing activities	2,469,521	796,224
Net increase in cash and cash equivalents	1,383,022	257,636
Cash and cash equivalents - beginning of period	83,867	24,944
Cash and cash equivalents - end of period	$1,466,889	$282,580

See notes to unaudited consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Supplemental disclosure of cash flow information:

Cash paid for interest for the three months ended March 31, 2018 and 2017 was $134,377 and $63,088, respectively.

Supplemental disclosure of non-cash activity:

On February 1, 2017, the Company acquired EVO to further its business relationship alignment with the Company’s business model to acquire existing CNG stations. The following is the allocation of the assets and liabilities as of February 1, 2017:

Prepaid assets	$32,118
Goodwill	3,993,730
Customer list	220,000
Trade mark	86,000
Favorable lease	307,000
Property and equipment	8,154,667
Deposits and other long-term assets	152,117
Derivative liability	(5,821)
Derivative liability, less current portion	(76,811)
Promissory notes - related party	(8,050,000)
Convertible promissory note - related party	(9,500,000)
Debt discount	4,687,000

During the three months ended March 31, 2017, the Company had $246,512 of construction in progress purchases in accounts payable.

See notes to unaudited consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

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

The Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows included in this report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2018 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with our financial statements and notes thereto included in our Annual Report on form 10-K for the year ended December 31, 2017. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the transportation and vehicle fuels industry. As of March 31, 2018, the Company has a working capital deficit of approximately $3.7 million and negative equity of approximately $10.1 million. In addition, the Company is in violation of its bank covenants. Management anticipates rectifying with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

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

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2018:

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a warrant to purchase one share of Common Stock at an exercise price of $2.50 per share exercisable for five years from the date of issuance. The Company did not pay any commissions in connection with the sale of these Units.

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

The Company issued 272,777 common shares in exchange for the Junior Bridge Notes in the aggregate principal amount of approximately $1,363,858, with the per share price for shares of common stock equal to $5.00.

On May 14, 2018, the Company issued 93,400 common shares in exchange for accounts payable and related party accounts payable of approximately $280,200, with the per share price of shares of common stock equal to $3.00.

Note 1 - Description of Business and Summary of Significant Accounting Policies

The Company is a holding company based in Peoria, Arizona that owns two operating subsidiaries, Titan and EAF, that compete in the compressed natural gas (“CNG”) service business. Titan is the management company that oversees operations of the El Toro, Diamond Bar, and Blaine CNG service stations. As of June 30, 2017, El Toro ceased operations. Blaine and Diamond Bar were formed in 2015. In March 2016, Diamond Bar began operations of its CNG station under a lease agreement with the State of California South Coast Air Quality Management District (“SCAQMD”) in Diamond Bar, California. The Company discontinued construction of Blaine during the fourth quarter of 2017. EAF was originally organized on March 28, 2012 under the name “Clean-n-Green Alternative Fuels, LLC” in the State of Delaware. Effective May 1, 2012, EAF changed its name to “Environmental Alternative Fuels, LLC.” EVO, EAF’s wholly owned subsidiary, was originally organized in the State of Delaware on April 1, 2013 under the name “EVO Trillium, LLC” and subsequently changed its name to “EVO CNG, LLC” effective March 1, 2016. Together, EAF and EVO operate six compressed natural gas fueling stations located in California, Texas, Arizona and Wisconsin.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

Although the Company plans to continue to operate its existing CNG fueling stations, the Company also intends to expand its operations into servicing the interstate contract trucking routes operated for the United States Postal Service. The Company plans to accomplish its expansion into the trucking industry, which the Company views as complementary to its CNG fueling operations, by acquiring one or more existing trucking companies.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to revenue recognition, long-lived intangible asset valuations and impairment assessments, debt discount, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

Federal Alternative Fuels Tax Credit receivable

Federal Alternative Fuels Tax Credit (“AFTC”) (formerly known as Volumetric Excise Tax Credit) receivable are the excise tax refunds to be received from the Federal Government on CNG fuel sales.

Concentrations of Credit Risk

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk. As of March 31, 2018 and 2017, three and five customers accounted for 96% and 93% of the Company’s total accounts receivable, respectively, and one and five customers accounted for and 30% and 92% of the Company’s total revenues for the three months ended March 31, 2018 and 2017, respectively.

Intangibles

Intangible assets consist of finite lived and indefinite lived intangibles. The Company’s finite lived intangibles include favorable leases, customer relationships and the trade name. Finite lived intangibles are amortized over their estimated useful lives. For the Company’s lease related intangibles, the estimated useful life is based on the agreement of a one-time payment of $1 and the term of the mortgages, of the properties owned by the Company of approximately five years. For the Company’s trade names and customer list the estimated lives are based on life cycle of a customer of approximately 5 years, The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present. For the year ended December 31, 2017 the test results indicated an impairment of $106,270 to customer lists. The Company’s evaluation of intangibles for the three months ended March 31, 2018 and 2017 resulted in no impairment.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company assesses the useful lives and possible impairment of the fixed assets when an event occurs that may trigger such review. Factors considered important which could trigger a review include:

•	Significant under performance of the stations relative to historical or projected future operating results;

•	Significant negative economic trends in the CNG industry; and

•	Identification of other impaired assets within a reporting unit.

Determining whether a triggering event has occurred involves significant judgement by the Company

There were no impairments of the Company’s long-lived assets for the three months ended March 31, 2018 or 2017.

Hedging Activities

The Company periodically enters into commodity derivative contracts to manage its exposure to gas price volatility.

GAAP requires recognition of all derivative instruments on the balance sheets as either assets or liabilities measured at fair value. Subsequent changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument.

Management of the Company has determined that the administrative effort required to account for derivative instruments as cash flow hedges is greater than the financial statement presentation benefit. As a result, the Company marks its derivative instruments to fair value and records the changes in fair value as a component of other income and expense. Cash settlements from the Company’s price risk management activities are likewise shown as a component of other income and expense and as a component of operating cash flows on the statements of cash flows.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

Net Income (Loss) per Share of Common Stock

Basic income (loss) per share is computed by dividing net income (loss) available to holders of the Company’s common stock by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2018 and for the year ended December 31, 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Adoption of the New Revenue Standard

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) ("Topic 606" or "new guidance") retrospectively. The adoption of Topic 606 did not have a material impact to our condensed consolidated financial statements. The adoption of the new guidance does not impact recognition revenue. The new guidance has no impact on the timing or classification of the Company’s cash flows as reported in the Consolidated Statement of Cash Flows and is not expected to have a significant impact on the Company’s Consolidated Statement of Operations in future periods. The Company did not record any adjustments applying Topic 606.

Revenue Recognition

The Company recognizes revenue when control of the promised goods is transferred to its customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for the goods. The Company is generally the principal in its customer contracts as it has control over the goods prior to them being transferred to the customer, and as such, revenue is recognized on a gross basis. We disaggregate revenue by station, as we believe this best depicts the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in Topic 606. The performance obligations that comprise a majority of the Company's total revenue consist of sale of fuel to a customer. The primary method used to estimate the standalone selling price for fuel is observable standalone sales, and the primary method used to estimate the standalone selling.

The Company’s CNG revenue is sold pursuant to contractual commitments. These contracts typically include a stand-ready obligation to supply natural gas daily. The Company recognizes revenue over time for the fuel sales because the customer receives and consumes the benefits provided by the Company's performance as the stand-ready obligations are being performed.

Payment terms and conditions vary by contract type. For substantially all the Company's contracts under which it receives volume-related revenue, the timing of revenue recognition does not differ from the timing of invoicing; as a result the Company has determined these contracts generally do not include a significant financing component.

There was no impairment loss recognized on any of the receivables arising from customer contracts for the three months ended March 31, 2018.

Alternative Fuels Tax Credit

For 2017 the AFTC credit was $0.50 per gasoline gallon equivalent of CNG that is sold as a vehicle fuel. This incentive originally expired on December 31, 2016, but was retroactively extended through December 31, 2017, with the Bipartisan Budget Act of 2018.

Gain on Extinguishment of Liabilities and Interest

Gain on extinguishment of liabilities consists of the gain the Company recognized on the extinguishment of accounts payable that were incurred for which the Company deemed the risk of collection to be remote or that management has negotiated a settlement. The Company recognized a gain on extinguishment of liabilities and interest of $657,499 and $157,330, respectively for the three months ended March 31, 2018.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the three months ended March 31, 2018 and 2017 was de minimis.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from depreciation.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. Interest and penalties, if applicable, are recorded in the period assessed as general and administrative expenses. However, no interest or penalties have been assessed for the three months ended March 31, 2018 or 2017. Tax years that remain subject to examination include 2014 through the current year for federal and state, respectively.

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

The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including limitations on the deductibility of interest expense and executive compensation, eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized, changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2018, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Company’s accounting for the following elements of the Tax Act is incomplete, and it is not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.

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

Notes to Unaudited Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in an interim period. The Company does not plan early adoption of this update and does not expect the adoption of the update to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350) (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not plan early adoption of this update and does not expect the adoption of the update to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

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

On January 1, 2018 we adopted ASU 2014-09 using the full retrospective method. The Company completed its review of its material revenue streams and determined that there will be no impact to its consolidated financial statements, results of operations or liquidity. When comparing the Company’s current revenue recognition to the new applied revenue recognition under Accounting Standards Codification (“ASC”) 606, there was no change to the amount or timing of revenue recognized. Therefore, no quantitative adjustment was required to be made to the prior periods presented on the unaudited condensed consolidated financial statements after the adoption of ASC 606

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is also largely unchanged from previous guidance. The new rules will be effective for the Company in the first quarter of 2019. The Company is in the process of evaluating the impact the amendment will have on its consolidated financial position or results of operations.

Note 2 - Acquisition

EAF

On February 1, 2017, the Company entered into a securities exchange agreement (the “EAF Exchange Agreement”) with Environmental Alternative Fuels, LLC, a Delaware limited liability company (“EAF”), EVO CNG, LLC, a Delaware limited liability company and a wholly owned subsidiary of EAF (“EVO”), pursuant to which the Company acquired all of the membership interests in EAF (the “EAF Interests”) from the EAF Members. EAF, together with EVO, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin. The EAF Exchange Agreement further aligns the Company’s business model to acquire existing CNG stations.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date which were based on the best information available at the time the financial statements were issued and is subject to change.

Prepaid assets	$32,118
Goodwill	3,993,730
Customer list	220,000
Trade mark	86,000
Favorable list	307,000
Property and equipment	8,154,667
Deposits and other long-term assets	152,117
Derivative liability	(5,821)
Derivative liability, less current portion	(76,811)
Promissory notes - related party	(8,050,000)
Convertible promissory note - related party	(9,500,000)
Debt discount	4,687,000

The Company has evaluated and expects the goodwill and other intangibles to be deductible for income tax purposes.

The Company engaged a third-party valuation specialist to determine the fair value of the land, buildings, and equipment, and the EAF intangible assets. The Company incurred a total of approximately $250,000 in transaction closing costs, which were expensed as incurred as general and administrative expenses in the consolidated statement of operations, for the years ended December 31, 2017 and 2016.

As consideration for the EAF Interests, the Company issued a promissory note to an EAF member in the principal amount of $3.8 million (the “Senior Promissory Note”) that bears interest at 7.5%, with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 or a (c) declaration by the noteholder of an event of default under the Senior Promissory Note. During April 2018 the promissory note’s maturity was extended until July 2019. Also, as consideration for the EAF Interests, the Company issued convertible promissory notes to the EAF Members in the aggregate principal amount of $9.5 million (the “Convertible Notes”). The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of the Company’s total outstanding shares of Common Stock on a post transaction basis. Accordingly, the conversion of the Convertible Notes will result in a change in control of the Company. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion of the Company’s subordinated notes payable to members and Senior Bridge Notes, convertible promissory notes, and certain accounts payable into Common Stock would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which the Company pledged to the EAF Members as security for the Convertible Notes.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

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

In connection with the closing of the Exchange Agreement, on February 1, 2017, the Company issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note (the “Working Capital Notes”). During April 2018 the notes were paid in full.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, the Company guaranteed a note from EAF to an EAF member dated January 30, 2017 in the principal amount of $4,000,000 (the “EAF Note”). The EAF Note is secured by all assets of EAF and is guaranteed by EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration a declaration by the noteholder of an event of default under the EAF Note.

Note 3 - Balance Sheet Disclosures

Accounts receivable are summarized as follows:

	March 31,	December 31,
	2018	2017
Accounts receivable	$122,020	$187,426
Allowance for doubtful accounts	-	(37,007)
	$122,020	$150,419

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

Property, equipment and land are summarized as follows:

	March 31,	December 31
	2018	2017
Equipment	$3,919,589	$3,919,589
Buildings	3,259,179	3,259,179
Land	975,899	975,899
Computer equipment	37,627	37,627
Site development	-	-
Leasehold improvements	-	-
	8,192,294	8,192,294
Less accumulated depreciation	(573,399)	(451,871)
	$7,618,895	$7,740,423

Depreciation expense for the three months ended March 31, 2018 and 2017 was $121,528 and $130,231, respectively.

Intangible assets consist of the following:

	March 31,	December 31,
	2018	2017
Goodwill	$3,993,730	$3,993,730
Favorable lease	307,000	307,000
Customer relationships	113,730	113,730
Trade names	86,000	86,000
	4,500,460	4,500,460
Less Impairment	(4,100,000)	(4,100,000)
	400,460	400,460
Less Amortization	(97,281)	(55,176)
	$303,179	$345,284

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

Amortization expense for the three months ended March 31, 2018 and 2017 was $42,105 and $0, respectively. Future amortization expense will be approximately as follows:

Year Ending December 31,
At March 31,
2018	$75,900
2019	111,100
2020	106,000
2021	10,200
$303,200

Accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
Federal alternative fuels tax credit and other fuel taxes	$533,460	$562,513
Professional fees	292,231	508,028
Compensation and related payroll taxes	72,420	72,420
Deferred rent	12,130	13,233
Credit cards	11,769	12,527
	$922,010	$1,168,721

Note 4 - Related Party Transactions

Accounts Payable - Related Party

The Company’s accounts payables - related party consist of guaranteed payments and expense reimbursement to members. Accounts payable - related party was $432,345 and $409,838 as of March 31, 2018 and December 31, 2017, respectively.

Advances Related Party

During the year ended December 31, 2017, an EVO member advanced $332,859 to the Company.

During the year ended December 31, 2016, a Titan member advanced $2,000 to the Company.

During the year ended December 31, 2016 an El Toro member advanced $35,500 to the Company.

Accrued Interest - Related Party

The Company’s accrued interest - related party are the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $874,966 and $927,421 as of March 31, 2018 and December 31, 2017, respectively. During April 2018 the Company converted Jr. and Sr Debt and related interest of $2,052,858 into 502,430 shares of common stock. As a result of the conversion the Company realized a gain on the extinguishment of accrued interest of $157,330, which was recognized the three months ended March 31, 2018.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

Note 5 - Long-Term Debt

Long-term debt consists of:

	March 31,	December 31,
	2018	2017
$1,300,000 SBA note payable issued December 31, 2014, with interest at 5.50% for the first five years, then adjusted to the SBA LIBOR base rate, plus 2.35% for the remaining five years. The note required interest only payments for the first twelve months and commencing during January 2016 calls for monthly principle and interest payments of $15,288. The note matures March 2024, is secured by substantially all of the Company’s assets and is personally guaranteed by certain members. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. The Company issued to members 35,491 units (equivalent to 31,203 common shares) in Titan as compensation for the guarantee. The Company was in violation of the note’s covenants as of March 31, 2018 and December 31, 2017.	$1,063,212	$1,093,691

Six subordinated senior notes payable to stockholders (“Senior Bridge Notes”) with interest at 12%. In connection with the notes payable, the note holders were issued 25,541 Class A Membership Units (equivalent to 22,455 common shares). In the event of a default the Company is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90-day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and allowed for an interest rate increase from 12% to 16% effective March 14, 2016. The default interest rate was increased from 15% to 18%. As part of the first amendment, the note holders received 3,359 Class A Membership Units (equivalent to 2,953 common shares) in Titan. In September 2016, the Senior Bridge Notes were amended to extend the due date to April 30, 2017 and the Company paid a fee for the extension of 1% of the outstanding principal balance to the note holders. The Company subsequently extended the maturity date of the notes to October 31, 2017. The Company paid a fee of 1% of the outstanding principal balance on the notes on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the maturity date of the notes. The notes are secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by two members. The Senior Bridge Notes were not extended at the maturity. During April 2018, $621,556 of the Senior Bridge Notes and related interest of $67,444 were converted into 275,583 shares of common stock, with a write-off of interest of $73,741.	1,421,556	1,421,556

Nine subordinated notes payable to stockholders (“Junior Bridge Notes”) with interest at 12%, with maturity at December 2020, secured by a subordinate security interest on substantially all assets of the Company. During April 2018, $1,166,373 of the Junior Bridge Notes and related interest of $197,485 were converted into 272,777 shares of common stock, with a write-off of interest of $83,589	1,166,373	1,166,373

Three convertible promissory notes to stockholders (“Minn Shares Notes”) with interest at 12%, with maturity on or after November 2019. At the next equity financing the holder at their discretion may elect to convert the principal and interest at a conversion price equal to the price per security issued in such offering. These notes are also subject to mandatory conversion in the event that the Senior Bridge Notes and Junior Bridge Notes discussed above convert to equity, and any mandatory conversion will be on the same terms as those received by the holders of the Senior Bridge Notes and Junior Bridge Notes. The promissory notes are unsecured.	450,451	437,505

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

A promissory note to a former EAF member with interest at 7.5%, with maturity during December 2017, ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million or at discretion of the member. During April 2018 the promissory note’s maturity date was extended to July 2019.	3,800,000	3,800,000

A promissory note to a former EAF member with interest at 7.5%, with maturity during February 2020, the note is guaranteed by substantially all the assets of the Company.	4,000,000	4,000,000

Four promissory notes to former EAF members with interest at 6%, with maturity upon the earlier of July 2017 or the date of closing a private offering of at least $2 million. During April 2018, the notes were paid in full.	250,000	250,000

Four promissory notes to former EAF members with interest at 1.5%, with maturity during February 2026. The promissory notes are convertible into 1,400,000 shares. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. See note 2 above for additional discussion regarding the conversion mechanics of these convertible notes.	9,500,000	9,500,000
	21,651,592	21,669,125
Debt discount*	(4,140,183)	(4,257,358)
	17,511,409	17,411,767
Less current portion	(2,734,768)	(2,765,247)
	$14,776,641	$14,646,520

*	Of our total indebtedness of approximately $21,652,000 as of March 31, 2018, approximately $2,700,000 is classified as current debt with $850,000 either paid in full or converted to common stock during April 2018. We are in violation of the covenants related to the SBA loan. We have not received a waiver for current violations of these covenants as of March 31, 2018 and through the date of filing of this Form 10-Q. On February 1, 2017, pursuant to the EAF Exchange Agreement, EVO Inc. acquired all of the membership interests of EAF. As consideration for the membership interests, EVO Inc. issued convertible promissory notes to the former members of EAF in the aggregate principal amount of $9.5 million (the “Convertible Notes”). The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of EVO Inc. common stock, subject to adjustment for stock splits, combinations or similar transactions, which represents approximately 81.1% of EVO Inc.’s total outstanding shares of common stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes would result in a change in control of the Company. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding shares of EVO Inc. common stock if the issuance of common stock pursuant to a private offering of common stock of up to $2 million and the conversion into common stock of EVO Inc.’s subordinated notes payable to members, Senior Bridge Notes, convertible promissory notes, and certain accounts payable would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding common stock

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

The Company engaged a third-party financial advisory firm to assist in the determination of the purchase price allocation under the guidance of ASC Topic 805. A third-party advisory firm calculated, with assistance and collaboration of management, the value of the $9.5 million-dollar debt to be $4,813,000, generating a debt discount $4,687,000; with accretion at March 31, 2018 the remaining discount is $4,140,183.

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes	Other Notes	Total
At March 31, 2018
2018	$1,671,556	$1,063,212	$2,734,768
2019	4,250,451	-	4,250,451
2020	5,166,373	-	5,166,373
2021	-	-	-
2022	-	-	-
2023	9,500,000	-	9,500,000
	$20,588,380	$1,063,212	$21,651,592

Note 6 - Derivative Instruments

The Company periodically enters into various commodity hedging instruments to mitigate a portion of the effect of natural gas price fluctuations, as summarized in the table below. Open derivative positions are accounted for on a fair value basis at the consolidated balance sheet date, and any unrealized gain or loss is included in other expense on the consolidated statement of operations. Gains and losses from settled transactions are also recorded in other expense on the consolidated statement of operations. The Company does not have any derivative contracts designated as cash flow hedges. The realized loss and unrealized gain for the three months ended March 31, 2018 was $6,096 and ($10,164), respectively. The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets, by category.

Fair Value at March 31,
2018
Current commodity derivative liability	$27,659
Long-term commodity derivative liability	5,784
Total derivative liability	$33,443

As of March 31, 2018, the Company was party to one open derivative positions outstanding summarized below:

Type	Term	Volume Hedged (Dth)	Index	Fixed Price ($/Dth)
Swap	March 2015 - February 2019	95,000	NYM-LDS	$3.82

Note 7 - Fair Value Measurements

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1: Quoted prices are available in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s policy is to recognize transfers in and/or out of the fair value hierarchy as of the end of the reporting period in which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below in all periods presented.

The following assets are measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$33,443	$-	$33,443

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

Note 8 - Stockholders’ Equity

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a warrant to purchase one share of Common Stock at an exercise price of $2.50 per share exercisable for five years from the date of issuance. The Company did not pay any commissions in connection with the sale of these Units.

During March 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s shareholders, including entities affiliated with a director of the Company, and the Company’s former president. Pursuant to the terms of the Escrow Agreement, the shareholders party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by the Company until such time as one or more third parties offer to purchase the escrowed shares and the Company approves such purchase or purchases. 75% of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the SBA loan, and the remaining 25% of the proceeds will be paid pro rata to the shareholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase Common Stock to the shareholders party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

Warrants

The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected 5-year term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant.

The following table presents the activity for warrants outstanding:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding - December 31, 2016	-	$-
Issued	103,334	3.00
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2017	103,334	-
Issued	1,240,000	3.20
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - Mach 31, 2018	1,343,334	$3.18

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 4.92.

Note 9 - Commitments and Contingencies

Operating Leases

The Company leased office space in Minnesota on a month to month basis with payments of $977 per month through June 2017.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

Titan entered into an operating lease agreement which expires in February 2019, with an option to extend to February 2024. In November 2014 the lease was amended to add El Toro, as a co-lessee. The monthly payments range from $10,000 to $11,604. The lease calls for rent increases over the term of the lease. The Company records rent expense on a straight-line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as deferred rent.

Rent expense for the three months ended March 31, 2018 and 2017 was approximately $35,000.

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,
Three months ended March 31, 2018
2018	$104,000
2019	23,000
$127,000

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

On January 22, 2018, certain holders of Senior Bridge Notes initiated a lawsuit in the District Court of Hennepin County, Minnesota against the Company, certain of its subsidiaries and certain stockholders. The complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, fraud/fraudulent misrepresentation, successor liability, unjust enrichment, and breach of fiduciary duty, and seeks money damages, interest, costs, disbursements, attorneys’ fees and other equitable relief.

On March 19, 2018, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and seeks money damages, costs, attorneys’ fees and other appropriate relief.

Grant Agreement

In 2013, Titan was the recipient of two grants in the amount of $300,000 and $150,000 from the California Energy Commission (“CEC”) and SCAQMD. The grant funds were used to complete the construction of El Toro as contemplated in the grant agreements. The grant proceeds are subject to repayment if the Company does not satisfy certain operational metrics contained in the grant agreements, and the Company is not in compliance with those metrics. In addition, the use of Titan on the project could be construed as requiring amendments to the grant agreements or consent from the CEC or SCAQMD, neither of which has been obtained by the Company.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

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

During February 2018, the Company entered into a management agreement with a third-party to operate Diamond Bar. The Company is currently negotiating with the third party for the sale of the station.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

Long-Term Take-or-Pay Natural Gas Supply Contracts

At March 31, 2018, the Company had commitments to purchase CNG on a take-or-pay basis of approximately $545,000. It is anticipated these are normal purchases that will be necessary for sales, and no cash settlements will be made related to the purchase commitments.

Note 10 - Subsequent Events

On April 2, 2018, the Company and a related party note holder agreed to extend the maturity date of the $3,800,000 promissory note through July 2019.

On April 12, 2018, the Company consummated the following transactions:

●	The Company issued 275,583 common shares in exchange for certain Senior Bridge Notes in the aggregate principal and interest amounts of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

●	The Company issued 272,777 common shares in exchange for the Junior Bridge Notes in the aggregate principal and interest amounts of approximately $1,363,858, with the per share price for shares of common stock equal to $5.00.

On May 14, 2018, the Company issued 93,400 common shares in exchange for accounts payable and related party accounts payable of approximately $280,200, with the per share price of shares of common stock equal to $3.00.

The units and common stock described above were offered and sold as part of private placements pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Consolidated Financial Statements

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

On April 12, 2018, the Company approved the issuance of 100,000 shares of Series A Preferred to a member of the Company’s board of directors, as compensation for services rendered to the Company.

On April 12, 2018, the Board approved, subject to subsequent shareholder approval, the adoption of the EVO Transportation & Energy Services, Inc. 2018 Stock Incentive Plan (the “Plan”), which provides for the grant of options to purchase up to 4,250,000 shares of the Company’s common stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Some of the statements in this report may contain forward-looking statements that reflect management’s current view about future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. The forward-looking statements in this report generally relate to: (i) our growth strategy and potential acquisition candidates; (ii) management’s expectations regarding market trends and competition in the vehicle fuels industry, gasoline, diesel, and natural gas prices, government tax credits and other incentives, and environmental and safety considerations; (iii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

Forward-looking statements are based on information available to management at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Such statements reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include, among other factors:

●	supply, demand, usage and pricing of natural gas, gasoline, diesel and other alternative vehicle fuels;

●	market trends for natural gas and natural gas vehicles;

●	new technologies and improvements to existing technologies in the vehicle fuels markets;

●	management’s conclusions regarding market perceptions of the environmental, economic and safety benefits of natural gas as an alternative fuel source;

●	the availability of federal, state and local grants, rebates, tax credits, and other incentives to promote natural gas usage;

●	the impacts of environmental laws on the vehicle fuels industry;

●	our ability to grow through the identification and execution of future acquisitions;

●	driver shortages and increases in driver compensation rates;

●	our ability to recognize the anticipated benefits of recent and future acquisitions;

●	our ability to generate sufficient cash to service our indebtedness; and

●	our ability to raise additional capital.

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

Securities Exchanges with Titan CNG and Environmental Alternative Fuels, LLC

On November 22, 2016, Titan and its members entered into an Agreement and Plan of Securities Exchange with the Company whereby the Company acquired all of the equity interests of Titan and Titan became a wholly-owned subsidiary of the Company (the “Securities Exchange”). El Toro, Diamond Bar and Blaine are wholly-owned subsidiaries of Titan. The Company issued 248,481 shares of its Common Stock to acquire Titan, which resulted in the former Titan equity holders owning approximately 91.25% of the outstanding Common Stock after the consummation of the Securities Exchange.

At the closing of the Securities Exchange, all of the units issued and outstanding for Titan immediately prior to the closing of the Securities Exchange were converted into 248,481 shares of Common Stock of the Company. Titan did not have any stock options or warrants to purchase its membership interests outstanding at the time of the Securities Exchange.

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

The following discussion highlights our plan of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. The following discussion and analysis are based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Although we plan to continue to operate our existing CNG fueling stations, we also plan to expand our operations into servicing interstate contract trucking routes operated for the United States Postal Service. We plan to accomplish our expansion into the trucking industry, which we view as complementary to our CNG fueling operations, by acquiring one or more existing trucking companies.

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the transportation and vehicle fuels industry. As of March 31, 2018, the Company has a working capital deficit of approximately $3.7 million and negative equity of approximately $10.1 million. In addition, the Company is in violation of its bank covenants. Management anticipates rectifying those violations and its working capital deficit with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

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

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2018:

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a warrant to purchase one share of Common Stock at an exercise price of $2.50 per share exercisable for five years from the date of issuance. The Company did not pay any commissions in connection with the sale of these Units.

During April 2018, the Company paid the working capital notes of $250,000 in full.

On April 2, 2018, the Company and a related party note holder agreed to extend the maturity date of the $3,800,000 promissory note through July 2019.

On April 13, 2018, the Company consummated the following transactions:

●	The Company issued 275,583 common shares in exchange for certain Senior Bridge Notes in the aggregate principal amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

●	The Company issued 272,777 common shares in exchange for the Junior Bridge Notes in the aggregate principal amount of approximately $1,363,858, with the per share price for shares of common stock equal to $5.00.

On May 14, 2018, the Company issued 93,400 common shares in exchange for accounts payable and related party accounts payable of approximately $280,200, with the per share price of shares of common stock equal to $3.00.

Sources of Revenue

Titan was founded in 2012 and for the first four years only had management fee revenues. Beginning in 2016 Titan generated revenues from its CNG stations El Toro and Diamond Bar, and with the acquisition of EAF the Company generated revenue from six stations beginning February 2017. As of June 30, 2017, our El Toro station has ceased operations.

Key Trends

In general, CNG has become the primary alternative fueling choice for truck and bus fleets operating in the $134 billion fleet fueling market. Natural gas is sold on a gas gallon equivalent (“GGE”) basis and as of December 2017 was selling at an average price nationally of approximately $2.17 per GGE versus average prices of gasoline and diesel of $2.49 and $2.90 per gallon, respectively. We expect this price advantage to remain intact for the foreseeable future, which creates a strong economic incentive for vehicle operators to switch to CNG. In addition, CNG is a significantly cleaner fuel than is gasoline or diesel. With increased focus on the environment, the benefits from natural gas-powered vehicles have an immediate positive impact on the issues of air quality, U.S. energy security and public health. Using renewable CNG can result in greater than 95% less greenhouse gases than traditional petroleum products, and because CNG fuel systems are completely sealed, CNG vehicles produce no evaporative emissions, which are a common hazard when using liquid fuel. Also, CNG creates less engine wear, thereby making its use even more desirable. As of December 2017, there are fewer than 1,700 public CNG stations in the United States, compared to over 124,000 gasoline stations across the country.

During 2017, lower oil prices decreased the pricing advantage of CNG compared to diesel and gasoline. As a result, the adoption of natural gas as a fuel choice for fleets has slowed relative to previous periods, especially amongst smaller fleets. However, this impact is partially offset by a general decrease in the cost of natural gas as well as ongoing adoption of new CNG trucks by larger fleets. In addition, public companies and municipalities in particular are continuing to adopt the use of CNG as a vehicle fuel source for environmental reasons.

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

In addition, the Company expects to expand into the transportation industry by owning and operating transportation companies. The Company intends to acquire one or more transportation companies that have been awarded contracts to provide trucking services for the United States Postal Service.

If we are successful in acquiring one or more trucking companies, we will competitively bid on transportation contracts that detail the movement of mail between processing facilities and destination post offices. Those contracts typically provide for an initial four-year term and are often renewed to the incumbent service provider if appropriate services have been performed. The contracts are bid and performed in accordance with various requirements, including but not limited to requirements under the Service Contract Act, Department of Transportation regulations (federal and state), and other applicable local and state regulations.

We believe the Company’s expansion into interstate contract routes will complement our CNG business and develop efficiency within the interstate contract routes through the consolidation of routes.

Sources of Liquidity and Anticipated Capital Expenditures and Other Uses of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, and cash provided by investors.

Of our total indebtedness of approximately $21,652,000 as of March 31, 2018, approximately $2,700,000 is classified as current debt. We are in violation of the covenants related to the SBA loan. We did not receive a waiver with respect to those covenant violations for the year ended December 31, 2017, and through the date of filing of this Form 10-Q. Our total consolidated interest payment obligations relating to our indebtedness for the three months ended March 31, 2018 was approximately $369,000, which included the debt discount of $117,175.

We may also elect to invest additional amounts in companies, assets or joint ventures in the natural gas fueling infrastructure, interstate contract routes, or use capital for other activities or pursuits. We will need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with the sale of our stock. We may not be able to raise capital when needed on terms that are favorable to us, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues. See “Liquidity and Capital Resources” below.

Business Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Results from Operations

Three months ended March 31, 2018 as compared with the three months ended March 31, 2017

Revenue. EVO Inc. has devoted substantially all of its efforts on establishing the business and has generated minimal revenues from the core business – to build and operate public and private CNG filling stations.

Sales for the Titan stations were $8,718 and $64,470, for the three months ended March 31, 2018 and 2017, respectively. The decrease is generated from the closure of El Toro during 2017 and the 2018 revenue reflects one month of revenue from Diamond Bar before the Company implemented the management agreement. EVO stations generated sales of approximately $312,000 during the first three months of 2018, while the approximate revenue for February and March 2017 was $383,000. The decrease between years is from a customer terminating the use of CNG trucks at the Tolleson station and the Company experiencing a downward trend in sales over the past year.

Cost of goods sold. Cost of goods sold are comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit cards fees. The margins were 36% and 43% for the three months ended March 31, 2018 and 2017, respectively. The decrease in margins was from the station mix. For the three months ended March 31, 2017, Diamond Bar’s margins were around 50% due to the lower cost of electricity from SCAQMD. With one month of sales reflected in 2018 the Company did not capture the 50% margin. In addition, the decrease is also from EVO’s fixed costs connected with the stations that do not decrease with decreased demand of CNG.

Operating expenses. Operating expenses decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 by approximately $265,000. The Company decreased professional fees related to public company expenses in 2018, along with decrease in member payments. The aforementioned decreases were offset by an increase in depreciation and amortization generated from the amortization of intangibles. The 2018 depreciation expense reflects three months of expense from EVO versus two months of expense in 2017. In addition, there was no depreciation expense from El Toro in 2018 due to the impairment of assets during 2017 from the closure of the station.

Interest expense. Interest expense increased between the three months ended March 31, 2018 and 2017 due to $117,175 from the debt discount. The increase was off-set due to the decrease in interest on the Jr. and Sr. Bridge notes conversion.

Warrant expense. The warrant expense is connected to the issuance of stock and is the estimated fair value calculated on the date of issuance of the warrant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected 5-year term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment.

Gain extinguishment related party interest. As a result of the conversion of related party debt during April 2018, the company realized a gain on the extinguishment of related party interest.

Gain on extinguishment of liabilities. We recorded a gain of approximately $657,499 on the extinguishment of accounts payable that no longer represented our obligation or that management negotiated a settlement. The liabilities consisted of professional fees and other expenses.

We had cash and cash equivalents of $1,466,889 and $83,867 at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, net cash used in operations was ($1,086,499) and ($393,760), respectively. We historically funded our operating losses primarily from the issuance of equity, convertible notes payable, stockholder debt and SBA debt.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $1,466,889 at March 31, 2018 compared to $83,867 at December 31, 2017. The increase is primarily attributable to the issuance of common stock for $2,500,000 during 2018.

Operating Activities. Net cash used in operations was ($1,086,499) and ($393,760) as of March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, we had net income (loss) of $102,717 and ($710,101), respectively. Significant changes in working capital during these periods included:

●	Accounts receivable decreased by $65,406 from the decreased revenues generated by EVO through customer billings.

●	Accounts payable, accounts payable-related party, advances from related parties, accrued interest and accrued liabilities decreased in aggregate by $640,000, primarily due to the $2,500,000 sale of common stock, and the extinguishment of liabilities and related party interest.

●	The non-cash transaction included the add back from the accretion of the debt discount for $117,175 and $163,633 from depreciation and amortization, offset by the gains in extinguishment of related party interest and liabilities for a total of $814,829.

Investing Activities. Net cash used in investing was $144,828 for the three months ended March 31, 2017. The cash was used to purchase construction in progress assets during 2017. There were no investing activities during the three months ended March 31, 2018.

Financing Activities. Net cash provided by financing activities was $2,469,521 and $796,224 for the three months ended March 31, 2018 and 2017, respectively. The cash provided by financing activities in 2018 was from $2,500,000 sale of common stock offset by $30,479 in payment on the SBA loan. During the three months ended March 31, 2017 financing activities consisted of $400,000 from subordinated notes payable and $482,325 in advances from stockholders, offset by payments on the SBA loan and related party promissory note.

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

Debt Compliance

Of our total indebtedness of approximately $21,652,000 for the three months ended March 31, 2018, approximately $2,700,000 is classified as current debt. We are in violation of the covenants related to the SBA loan. We have not received a waiver for current violations of these covenants as of December 31, 2017 and through the date of filing of this Form 10-Q. Our total consolidated interest payment obligations relating to our indebtedness was approximately $369,000 which included the debt discount of $117,175 for the three months ended March 31, 2018.

Existing Indebtedness

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with El Toro. The proceeds from the note were received by El Toro and the note payable is recorded by El Toro. The note is a ten-year term note with interest fixed at 5.50% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan. Titan issued 35,491 (equivalent to 31,203 common shares) Class A Membership Units to those members as compensation for the guarantee. The note was obtained pursuant to a Loan Agreement with a bank dated December 31, 2014 (the facility governed by the Loan Agreement is hereinafter referred to as the “SBA Facility”). Titan was, as of December 31, 2017, and currently is, in violation of certain covenants under our SBA Facility. We have not received a waiver to remedy the technical non-compliance under our SBA Facility for the year ended December 31, 2017, and through the date of filing of this Form 10-Q.

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

On February 29, 2016, Titan issued five promissory notes payable to members (the “Senior Bridge Notes”) with an original maturity date of June 28, 2016 for approximately $672,000, as well as 16,791 (equivalent to 14,762 common shares) Class A Membership Units. The Senior Bridge Notes originally bore interest at 12% per year with a default interest rate of 15% per year. Two of the Senior Bridge Notes were originally long-term debt of Titan outstanding at December 31, 2015 and converted into Senior Bridge Notes. In the event of a default under the Senior Bridge Notes, Titan is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90-day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and effective March 14, 2016 the interest rate was increased from 12% to 16%. The default interest rate was increased from 15% to 18%. As part of that first amendment, the note holders received 3,359 (equivalent to 2,953 common shares) Class A Membership Units in Titan. In September 2016, the Senior Bridge Notes were amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holders. The Company subsequently extended the maturity date of the notes to October 31, 2017. The Company paid a fee of 1% of the outstanding principal balance on the notes on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the maturity date of the notes. The notes are secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by Scott Honour and Kirk Honour. The notes were not extended at maturity.

On July 26, 2016, we issued an additional Senior Bridge Note for $200,000 with 16% interest and an original maturity date of October 2016. In September 2016, this Senior Bridge Note was amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holder. The Company paid a 1% fee on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the due date of this Senior Bridge Note to October 31, 2017. In the event of default, the holder is entitled to receive 1,000 (equivalent to 879 common shares) Class A Membership Units. Titan issued 5,000 (equivalent to 4,396 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note. The note is secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by Scott Honour and Kirk Honour. The note was not extended at maturity.

On September 26, 2016, Titan issued an additional Senior Bridge Note for $150,000 with 16% interest an original maturity date of January 2017. Titan issued 3,750 (equivalent to 3,297 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note and received the proceeds from this note in October 2016. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017. In the event of default, the holder of this Senior Bridge Note is entitled to receive 750 (equivalent to 659 common shares) Class A Membership Units. The note is secured by a subordinate security interest on substantially all of the Company’s assets. The note was not extended at maturity.

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

On January 31, 2017, Titan issued an additional Senior Bridge Note in the principal amount of $400,000. This Senior Bridge Note bears interest at 16% per year with a default interest rate of 18% per year and matures on April 30, 2017. In the event of a default under this Senior Bridge Note, EVO, Inc. is required to issue 1,758 shares of Common Stock to the holder on the date of default and each 90-day interval thereafter until all amounts due have been paid in full. This Senior Bridge Note is secured by a subordinate security interest on substantially all of the EVO, Inc.’s assets. In connection with this Senior Bridge Note, on January 31, 2017, EVO, Inc. issued 8,792 shares of Common Stock. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017. The note is secured by a subordinate security interest on substantially all of the Company’s assets. The note was not extended at maturity.

During April 2018, approximately $689,000 of certain senior bridge notes and related interest were converted into 275,583 shares of common stock.

On February 1, 2017, EVO, Inc. issued the Senior Promissory Note in the principal amount of $3.8 million to Danny Cuzick and Convertible Notes in the aggregate principal amount of $9.5 million to the EAF Members. The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of EVO, Inc. in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by Danny Cuzick of an event of default under the Senior Promissory Note. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. During April 2018 the Senior Promissory Note’s maturity was extended to June 2019 from December 31, 2017.

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

Each Convertible Note is convertible at the applicable holder’s option beginning on the first anniversary of the date of issuance of the Convertible Notes, including at any time within 90 days after the holder’s receipt of notice of consummation of (1) a reorganization, merger or similar transaction where EVO, Inc. is not the surviving or resulting entity or (2) the sale of all or substantially all of EVO, Inc. assets, subject to customary restrictions. Each holder’s conversion option is subject to a monthly limit of the number of shares of Common Stock equal to 10% of the thirty-day average trading volume of shares of Common Stock during the prior calendar month. The Convertible Notes are also subject to mandatory conversion at the Company’s option beginning on the first anniversary of the date of issuance of the Convertible Notes if: (i) the closing price of the Common Stock is greater than (A) 150% of the price at which a share of Common Stock is sold in a Private Offering or (B) $10.00 if a Private Offering has not occurred by December 31, 2017 and (ii) the average daily trading volume of shares of Common Stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted at the greater of (i) the amount of interest to be converted divided by the exchange ratio of 0.1357, subject to adjustment for stock splits or combinations, or (ii) the amount of interest to be converted divided by the closing price of the Common Stock on the trading day preceding the conversion date.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, the Company issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note (the “Working Capital Notes”). During April 2018 the Working Capital Notes were paid in full.

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

Stockholders’ Deficit

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a warrant to purchase one share of Common Stock at an exercise price of $2.50 per share exercisable for five years from the date of issuance. The Company did not pay any commissions in connection with the sale of these Units.

During March 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s shareholders, including entities affiliated with a director of the Company, and the Company’s former president. Pursuant to the terms of the Escrow Agreement, the shareholders party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by the Company until such time as one or more third parties offer to purchase the escrowed shares and the Company approves such purchase or purchases. 75% of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the SBA loan, and the remaining 25% of the proceeds will be paid pro rata to the shareholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase Common Stock to the shareholders party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years.

Warrants

The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected 5-year term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant.

The following table presents the activity for warrants outstanding:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding - December 31, 2016	-	$-
Issued	103,334	3.00
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2017	103,334	-
Issued	1,240,000	3.20
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - Mach 31, 2018	1,343,334	$3.18

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 4.92.

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses in the transportation and vehicle fuels industry. As of March 31, 2018, the Company has a working capital deficit of approximately $3.7 million and negative equity of approximately $10.1 million. In addition, the Company is in violation of its bank covenants. Management anticipates rectifying those violations and its working capital deficit with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

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

To meet its current and future obligations the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2018:

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a warrant to purchase one share of Common Stock at an exercise price of $2.50 per share exercisable for five years from the date of issuance. The Company did not pay any commissions in connection with the sale of these Units.

During April 2018, the Company paid the working capital notes of $250,000 in full.

On April 2, 2018, the Company and a related party note holder agreed to extend the maturity date of the $3,800,000 promissory note through July 2019.

On April 13, 2018, the Company consummated the following transactions:

●	The Company issued 275,583 common shares in exchange for certain Senior Bridge Notes in the aggregate principal amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

●	The Company issued 272,777 common shares in exchange for the Junior Bridge Notes in the aggregate principal amount of approximately $1,363,858, with the per share price for shares of common stock equal to $5.00.

On May 14, 2018, the Company issued 93,400 common shares in exchange for accounts payable and related party accounts payable of approximately $280,200, with the per share price of shares of common stock equal to $3.00.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to revenue recognition, goodwill, business combinations, and long-lived intangible asset valuations and impairment assessments, debt discount, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangibles

Intangible assets consist of finite lived and indefinite lived intangibles. The Company’s finite lived intangibles include favorable leases, customer relationships and the trade name. Finite lived intangibles are amortized over their estimated useful lives. For the Company’s lease related intangibles, the estimated useful life is based on the agreement of a one-time payment of $1 and the term of the mortgages, of the properties owned by the Company of approximately five years. For the Company’s trade names and customer list the estimated lives are based on life cycle of a customer of approximately 5 years, The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present. The Company’s evaluation of intangibles resulted in an impairment of $106,270 to customer lists for the year ended December 31, 2017.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company assesses the useful lives and possible impairment of the fixed assets when an event occurs that may trigger such review. Factors considered important which could trigger a review include:

•	Significant under performance of the stations relative to historical or projected future operating results;

•	Significant negative economic trends in the CNG industry; and

•	Identification of other impaired assets within a reporting unit.

Determining whether a triggering event has occurred involves significant judgement by the Company

Adoption of the New Revenue Standard

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) ("Topic 606" or "new guidance") retrospectively. The adoption of Topic 606 did not have a material impact to our condensed consolidated financial statements. The adoption of the new guidance does not impact recognition revenue. The new guidance has no impact on the timing or classification of the Company’s cash flows as reported in the Consolidated Statement of Cash Flows and is not expected to have a significant impact on the Company’s Consolidated Statement of Operations in future periods. The Company did not record any adjustments applying Topic 606.

Revenue Recognition

The Company recognizes revenue when control of the promised goods is transferred to its customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for the goods. The Company is generally the principal in its customer contracts as it has control over the goods prior to them being transferred to the customer, and as such, revenue is recognized on a gross basis. We disaggregate revenue by station, as we believe this best depicts the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in Topic 606. The performance obligations that comprise a majority of the Company's total revenue consist of sale of fuel to a customer. The primary method used to estimate the standalone selling price for fuel is observable standalone sales, and the primary method used to estimate the standalone selling.

The Company’s CNG revenue is sold pursuant to contractual commitments. These contracts typically include a stand-ready obligation to supply natural gas daily. The Company recognizes revenue over time for the fuel sales because the customer receives and consumes the benefits provided by the Company's performance as the stand-ready obligations are being performed.

Payment terms and conditions vary by contract type. For substantially all the Company's contracts under which it receives volume -related revenue, the timing of revenue recognition does not differ from the timing of invoicing; as a result the Company has determined these contracts generally do not include a significant financing component.

There was no impairment loss recognized on any of the receivables arising from customer contracts for the three months ended March 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive and principal financial officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e), as of the end of the period subject to this Report based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, the Company’s management, including its principal executive and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 17, 2018. Notwithstanding the material weaknesses that existed as of December 31, 2017 and March 31, 2018, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management intends to implement certain remediation steps to address the material weaknesses described above as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. However, management has not yet implemented those remediation steps and expects remediation efforts to continue through the remainder of fiscal year 2018.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None that have not been previously reported.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 14, 2018, the Company issued 93,400 common shares in exchange for accounts payable and related party accounts payable of approximately $280,200, with the per share price of shares of common stock equal to $3.00. The common stock was offered and sold as part of a private placement pursuant to exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

Item 6. Exhibits.

See the Exhibit Index immediately following the signature page to this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: May 18, 2018	By:	/s/ John P. Yeros
John P. Yeros
Chief Executive Officer
Principal Executive Officer and Principal Financial Officer

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended March 31, 2018

Exhibit	Description
10.1	Subscription Agreement, dated March 2, 2018, between EVO Transportation & Energy Services, Inc. and Jerry Moyes (1)
10.2	Share Escrow Agreement, dated March 20, 2018, between EVO Transportation & Energy Services, Inc. and the shareholders party thereto (1)
10.3	Form of Subscription Agreement*
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

(1)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 17, 2018 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on October 9, 2017 and incorporated herein by reference.

