Form 10-Q
period 2018-06-30
EVO Transportation & Energy Services, Inc.
filed 2018-08-24
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 17, 2018, there were 2,571,068 shares of the registrant’s common stock, par value $0.0001, outstanding.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$213,300	$83,867
Accounts receivable, net	2,184,676	150,419
Alternative fuels tax credit receivable	580,316	648,029
Accounts receivable other	75,005	-
Inventory	1,445	1,675
Prepaid assets	53,675	-
Total current assets	3,108,417	883,990

Non-current assets
Property, equipment and land, net	7,702,507	7,740,423
Assets available for sale	240,000	240,000
Goodwill and intangibles	8,490,908	345,284
Deposits and other long-term assets	339,413	132,940
Total non-current assets	16,772,828	8,458,647
Total assets	$19,881,245	$9,342,637
Liabilities and Stockholders’ Deficit
Current liabilities
Lines-of-credit	$421,739	$-
Accounts payable	2,015,053	1,784,049
Accounts payable - related party	485,279	409,838
Advance from related parties	370,359	370,359
Accrued interest - related party	772,213	927,421
Accrued expenses	1,713,348	1,168,721
Factored accounts receivable	1,263,475	-
Current portion of fuel advance	11,000	-
Derivative liability	25,960	32,186
Subordinated convertible senior notes payable to stockholders	800,000	1,421,556
Promissory note - stockholder	2,498,348	-
Current portion of long-term debt	1,051,693	1,093,691
Series A Preferred stock dividend accrual	5,129	-
Working capital notes - related party	-	250,000
Total current liabilities	11,433,596	7,457,821
Non-current liabilities
Long term subordinated convertible notes payable to stockholders	-	1,166,373
Convertible promissory note - related parties less unamortized discount of $4,023,008 (2018) and $4,257,358 (2017)	5,476,992	5,242,642
Senior promissory note - related party	3,800,000	3,800,000
Promissory note - related party	4,000,000	4,000,000
Convertible promissory notes - stockholders	463,928	437,505
Long term debt, less current portion	144,966	-
Fuel advance, less current portion	989,000	-
Deferred rent	-	2,206
Derivative liability, less current portion	-	11,420
Total non-current liabilities	14,874,886	14,660,146
Total liabilities	26,308,482	22,117,967

Series A Preferred stock, $.0001 par value; 10,000,000 shares authorized, 100,000 (2018) and 0 (2017) shares issued and outstanding	10	-

Commitments and contingencies

Stockholders’ deficit
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,571,068 (2018) and 429,308 (2017) shares issued and outstanding	257	43
Additional paid-in capital	10,198,708	1,299,980
Accumulated deficit	(16,626,212)	(14,075,353)
Total stockholders’ deficit	(6,427,237)	(12,775,330)
Total liabilities and stockholders’ deficit	$19,881,245	$9,342,637

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Trucking	$1,976,932	$-	$1,976,932	$-
CNG	376,224	593,487	697,020	1,070,714
Total revenue	2,353,156	593,487	2,673,952	1,070,714

Cost of sales
Trucking	1,971,859	-	1,971,859	-
CNG	289,857	284,248	496,251	554,084
Total cost of goods sold	2,261,716	284,248	2,468,110	554,084

Gross profit	91,440	309,239	205,842	516,630

Operating expenses
General and administrative	1,744,834	358,127	2,007,722	918,716
Depreciation and amortization	245,969	221,055	409,602	351,286
Total operating expense	1,990,803	579,182	2,417,324	1,270,002

Other expense
Interest expense	(400,843)	(353,932)	(770,185)	(634,874)
Realized and unrealized gain on derivative liability, net	7,483	62,731	11,551	34,724
Warrant expense	(355,813)	(77,500)	(390,532)	(77,500)
Gain on extinguishment of related party interest	-	-	157,330	-
Gain on extinguishment of liabilities	(1)	-	657,498	-
Total other expense	(749,174)	(368,701)	(334,338)	(677,650)

Net loss	$(2,648,537)	$(638,644)	$(2,545,820)	$(1,431,022)

Basic weighted average common shares outstanding	1,924,457	423,264	1,443,972	447,895
Basic loss per common share	$(1.38)	$(1.51)	$(1.76)	$(3.19)

Diluted weighted average common shares outstanding	1,924,457	423,264	1,443,972	447,895
Diluted loss per share	$(1.38)	$(1.51)	$(1.76)	$(3.19)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities
Net loss	$(2,545,820)	$(1,431,022)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for doubtful accounts	(37,007)	-
Depreciation and amortization	409,602	351,286
Deferred rent	(2,206)	(6,617)
Realized loss on derivative liability	(6,095)	(51,684)
Unrealized (gain) loss on derivative liability	(11,551)	8,480
Interest expense converted to promissory notes - related party	26,423	7,262
Accretion of debt discount	234,350	205,692
Series A Preferred Stock issued for services	300,000	-
Warrant expenses	390,532	77,500
Stock based compensation	383,223	-
Gain on extinguishment of liabilities	(657,498)	-
Gain on extinguishment of related party interest	(157,330)	-
Common stock issued for debt	-	13,187
Changes in assets and liabilities
Accounts receivable	54,264	(301,434)
Alternative fuels tax credit receivable	67,713	15,214
Accounts receivable other	(6,931)	-
Inventory	230	(1,325)
Deposits and other assets	26,934	(14,616)
Accounts payable	371,129	397,010
Accounts payable - related party	75,441	104,285
Accrued expenses	(1,020,337)	1,233
Accrued interest related party	267,009	226,491
	707,895	1,031,964
Net cash used in operating activities	(1,837,925)	(399,058)

Cash flows from investing activities
Cash deficit acquired from Thunder Ridge Transport, Inc.	(229,738)	-
Construction in progress	-	(144,828)
Net cash used in investing activities	(229,738)	(144,828)

Cash flows from financing activities
Advances from related parties	-	130,612
Proceeds from sale of common stock and issuance of warrants	2,500,000	310,000
Payment on promissory note – stockholder	(1,652)	-
Payments of principal on long-term debt	(84,048)	(49,536)
Payment on working capital notes - related party	(250,000)	-
Advances from factoring	32,796
Promissory notes - related party	-	(7,765)
Subordinated convertible senior notes payable to stockholders	-	400,000
Net cash provided by financing activities	2,197,096	783,311
Net increase in cash and cash equivalents	129,433	239,425
Cash and cash equivalents - beginning of year	83,867	24,944
Cash and cash equivalents - end of year	$213,300	$264,369

See notes to unaudited condensed consolidated financial statements.

Supplemental disclosure of cash flow information:

Cash paid for interest for the six months ended June 30, 2018 and 2017 was $159,782 and $170,780, respectively.

Supplemental disclosure of non-cash activity:

On June 1, 2018, the Company acquired Thunder Ridge Transport, Inc. to further its strategy to acquire existing companies with highway contract routes operated for the United States Postal Service (“USPS”). The following is the allocation of the assets and liabilities as of June 1, 2018:

Cash	$(229,738)
Accounts receivable, net	2,051,514
Accounts receivable other	68,074
Prepaids	81,969
Goodwill and other intangibles	8,307,491
Property and equipment	209,819
Deposits and other assets	205,113
Lines-of-credit	(421,739)
Accounts payable	(797,573)
Other accrued liabilities	(1,564,964)
Factored accounts receivable	(1,230,679)
Fuel advance	(1,000,000)
Long-term debt	(187,016)
Promissory notes – stockholder	(2,500,000)
Common stock issued	(1,250,000)
Warrants	(1,742,271)

On February 1, 2017, the Company acquired EVO CNG, LLC to further its business model to acquire existing CNG stations. The following is the allocation of the assets and liabilities as of February 1, 2017:

Prepaid	$32,118
Goodwill and other intangibles	4,606,730
Property and equipment	8,154,667
Deposits and other long-term assets	152,117
Derivative liability	(5,821)
Derivative liability, less current portion	(76,811)
Promissory note - related party	(8,050,000)
Convertible promissory note - related parties	(9,500,000)
Debt discount	4,687,000

During the six months ended June 30, 2018, the Company converted $688,958 of Senior Bridge notes and related interest into 275,583 shares of common stock.

During the six months ended June 30, 2018, the Company converted $1,363,858 of Junior Bridge notes and related interest into 272,777 shares of common stock

During the six months ended June 30, 2018, the Company converted $280,200 of accounts payable into 93,400 shares of common stock.

During the six months ended June 30, 2018, the Company declared a Series A Preferred Stock dividend in the amount of $5,129.

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation and Securities Exchange

These financial statements represent the condensed consolidated financial statements of EVO Transportation & Energy Services, Inc., formerly Minn Shares Inc. (“EVO Inc.” or the “Company”), its wholly owned subsidiaries, Titan CNG LLC (“Titan”), Thunder Ridge Transport, Inc. (“Thunder Ridge”) and Environmental Alternative Fuels, LLC (“EAF”), Titan’s wholly-owned subsidiaries, Titan El Toro LLC (“El Toro”), Titan Diamond Bar LLC (“Diamond Bar”), and Titan Blaine, LLC (“Blaine”), Thunder Ridge’s wholly-owned subsidiary, Thunder Ridge Logistics, LLC, and EAF’s wholly-owned subsidiary, EVO CNG, LLC (“EVO CNG”).

The Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows included in this report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2018 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with our financial statements and notes thereto included in our Annual Report on form 10-K for the year ended December 31, 2017. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

On June 1, 2018, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Billy (Trey) Peck Jr. (“Peck”) pursuant to which the Company acquired all of the issued and outstanding shares (the “TRT Shares”) in Thunder Ridge, a Missouri corporation from Peck, and Thunder Ridge became a wholly-owned subsidiary of the Company. Thunder Ridge is based in Springfield, Missouri and is engaged in the business of fulfilling government contracts for freight trucking services.

Going Concern

The Company is an early stage company in the process of acquiring several businesses with highway contract routes operated for the USPS and CNG fuel stations. As of June 30, 2018, the Company has a working capital deficit of approximately $8.3 million and negative equity of approximately $6.4 million. In addition, the Company is in violation of its bank covenants. Management anticipates rectifying these covenants with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

To meet its current and future obligations, the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2018:

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

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

During April 2018, the Company paid the working capital notes - related party of $250,000 in full.

On April 2, 2018, the Company and a related party note holder agreed to extend the maturity date of the $3,800,000 promissory note through July 2019.

On April 13, 2018, the Company consummated the following transactions:

The Company issued 275,583 common shares in exchange for certain subordinated convertible senior notes payable to stockholders in the aggregate principal amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

The Company issued 272,777 common shares in exchange for the subordinated convertible junior notes payable to stockholders in the aggregate principal amount of approximately $1,363,858, with the per share price for shares of common stock equal to $5.00.

On May 14, 2018, the Company issued 93,400 common shares in exchange for accounts payable and related party accounts payable of approximately $280,200, with the per share price of shares of common stock equal to $3.00.

On July 20, 2018, the Company entered into a Secured Convertible Promissory Note Purchase Agreement (the “Purchase Agreement”) with a Minnesota limited liability company (the “Holder”), pursuant to which the Company sold a secured convertible promissory note in the principal amount of $3,000,000 to the Holder.

On July 29, 2018, Thunder Ridge, won three new four-year transportation services contracts with the USPS, under which Thunder Ridge will provide domestic surface transportation services to the USPS at its offices located in Santa Clarita, California, Baton Rouge, Louisiana, and Flint, Michigan.

On July 31, 2018, the Company agreed to pay approximately $1,072,000 of principle and interest to the subordinated convertible senior notes payable to stockholders (Note 12).

During August 2018, the Company entered into subscription agreements effective as of July 31, 2018 to issue 187,462 units (the “Units”) at a price of $2.50 per Unit in exchange for the promissory notes – stockholders in the aggregate principal amount of $468,655. Each Unit consists of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance.

Note 1 - Description of Business and Summary of Significant Accounting Policies

The Company is a holding company based in Peoria, Arizona that owns three operating subsidiaries; Titan, Thunder Ridge and EAF, which are in the businesses of compressed natural gas (“CNG”) service stations or fulfilling government contracts for freight trucking services.

Titan is the management company that oversaw operations of the El Toro, Diamond Bar, and Blaine CNG service stations. Blaine and Diamond Bar were formed in 2015. In March 2016, Diamond Bar began operations of its CNG station under a lease agreement with the State of California South Coast Air Quality Management District (“SCAQMD”) in Diamond Bar, California. As of June 30, 2017, El Toro ceased operations. The Company discontinued construction of Blaine during the fourth quarter of 2017. During February 2018, the Company entered into a management agreement with a third-party to operate Diamond Bar, and the Company is currently negotiating with the third party for the sale of the station.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

EAF was originally organized on March 28, 2012 under the name Clean-n-Green Alternative Fuels, LLC” in the State of Delaware. Effective May 1, 2012, EAF changed its name to “Environmental Alternative Fuels, LLC.” EVO CNG LLC, EAF’s wholly owned subsidiary, was originally organized in the State of Delaware on April 1, 2013 under the name “EVO Trillium, LLC” and subsequently changed its name to “EVO CNG, LLC” effective March 1, 2016. Together, EAF and EVO CNG LLC operate six compressed natural gas fueling stations located in California, Texas, Arizona and Wisconsin.

Thunder Ridge was founded in Missouri in 2000. Its primary business is interstate highway contract routes operated for the United States Postal Service (“USPS”).

The Company was incorporated in the State of Delaware on October 22, 2010.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of EVO, Inc. and its subsidiaries Titan, Thunder Ridge, and EAF, Titan’s wholly owned subsidiaries, El Toro, Diamond Bar and Blaine, Thunder Ridge’s wholly owned subsidiary Thunder Ridge Logistics, LLC and EAF’s wholly owned subsidiary, EVO CNG. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to revenue recognition, goodwill along with long-lived intangible asset valuations and impairment assessments, debt discount, purchase price allocation related to the Thunder Ridge acquisition, contingencies and going concern. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of the accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company has recorded an allowance of $36,000 and $37,007, respectively.

Federal Alternative Fuels Tax Credit Receivable

Federal Alternative Fuels Tax Credit (“AFTC”) (formerly known as Volumetric Excise Tax Credit) receivable are the excise tax refunds to be received from the Federal Government for CNG fuel sales.

For 2017, the AFTC credit was $0.50 per gasoline gallon equivalent of CNG that is sold as a vehicle fuel. This incentive originally expired on December 31, 2016 but was retroactively extended through December 31, 2017 as part of the Bipartisan Budget Act of 2018.

Concentrations of Credit Risk

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk. As of June 30, 2018 and 2017, one and four customers accounted for 94% and 83% of the Company’s total accounts receivable, and one and five customers accounted for and 71% and 91% of the Company’s total revenues for the six months ended June 30, 2018 and 2017, respectively.

Thunder Ridge generated revenues from three different contract locations, which represent approximately 33%, 13%, and 11%, respectively, of total revenues for the one month ended June 30, 2018.

For the one month ended June 30, 2018, Thunder Ridge had one vendor accounting for 16% of total accounts payable.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Goodwill and Intangibles

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. For the year ended December 31, 2017 the Company’s evaluation of goodwill resulted in an impairment of $3,993,730. The Company’s evaluation of goodwill for the six months ended June 30, 2018 resulted in no impairment.

Intangibles

Intangible assets consist of finite lived and indefinite lived intangibles. The Company’s finite lived intangibles include favorable leases, customer relationships and the trade names. Finite lived intangibles are amortized over their estimated useful lives. For the Company’s lease related intangibles, the estimated useful life is based on the agreement of a one-time payment of $1 and the term of the mortgages, of the properties owned by the Company of approximately five years. For the Company’s trade names and customer list the estimated lives are based on life cycle of a customer of approximately 5 years, The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present. For the year ended December 31, 2017 the test results indicated an impairment of $106,270 to customer lists. The Company’s evaluation of intangibles for the six months ended June 30, 2018 resulted in no impairment.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Deposits

Deposits consist of security deposits for leases on trucks, trailers and property, repairs and maintenance, and other deposits which are contractually required and of a long-term nature.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company assess the useful lives and possible impairment of the fixed assets when an event occurs that may trigger such review. Factors considered important which could trigger a review include:

● Significant under-performance of the stations or transportation service contracts relative to historical or projected future operating results;

● Significant negative economic trends in the CNG industry or freight trucking services industry; and

● Identification of other impaired assets within a reporting unit.

During the year ended December 31, 2017, the Company recorded asset impairment charges of $806,217 related to El Toro. No triggering events occurred during the six months ended June 30, 2018 that required an impairment analysis for long-lived assets. Accordingly, no impairment loss was recorded.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

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

Net Loss per Share of Common Stock

Basic net loss per share of common stock attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net loss per share of common stock attributable to common stockholders when their effect is dilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Stock-based awards	4,100,000	-	4,100,000	-
Warrants	999,999	-	2,239,999	103,334

Adoption of the New Revenue Recognition

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) (“Topic 606” or “new guidance”) retrospectively. The adoption of Topic 606 did not have a material impact to our condensed consolidated financial statements. The new guidance has no impact on the timing or classification of the Company’s cash flows as reported in the Condensed Consolidated Statement of Cash Flows and is not expected to have a significant impact on the Company’s Condensed Consolidated Statement of Operations in future periods. The Company did not record any adjustments applying Topic 606.

Revenue Recognition

The Company recognizes revenue for CNG when control of the promised goods is transferred to its customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for the goods. The Company is generally the principal in its customer contracts as it has control over the goods prior to them being transferred to the customer, and as such, revenue is recognized on a gross basis. The Company disaggregates revenue by station, as we believe this best depicts the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in Topic 606. The performance obligations that comprise a majority of the Company’s total CNG revenue consist of sale of fuel to a customer. The primary method used to estimate the standalone selling price for fuel is observable standalone sales, and is the primary method used to estimate the standalone selling.

The Company’s CNG is sold pursuant to contractual commitments. These contracts typically include a stand-ready obligation to supply natural gas daily. The Company recognizes revenue over time for the fuel sales because the customer receives and consumes the benefits provided by the Company’s performance as the stand-ready obligations are being performed.

Payment terms and conditions vary by contract type. For substantially all the Company’s contracts under which it receives volume-related revenue, the timing of revenue recognition does not differ from the timing of invoicing. As a result, the Company has determined these contracts generally do not include a significant financing component.

There was no impairment loss recognized on any of the CNG receivables arising from customer contracts for the six months ended June 30, 2018.

Thunder Ridge generates revenue from transportation services under contracts with customers, generally on a rate per mile basis from the point of origin to the destination of the delivery. The Company’s performance obligation arises from the annualized contract to transport a customer’s freight and is satisfied upon delivery. The transaction price is based on the awarded agreement for the multi-year contract that adjusts monthly for fuel pricing indexes. Each delivery represents a distinct service that is a separately identified performance obligation for each contract. The Company often provides additional deliveries for customers outside of the annual contract. That revenue is recognized upon delivery on a rate per mile basis.

Revenues are recognized over time as satisfaction of the promised contractual delivery agreement is completed, in an amount that reflects the rate per mile set in the contract. The revenue recognition methods described align with the recognition of our associated expenses contained in the statement of operations.

Gain on Extinguishment of Liabilities and Interest

Gain on extinguishment of liabilities consists of the gain the Company recognized on the extinguishment of accounts payable that were incurred for which the Company deemed the probability of collection to be remote or that management has negotiated a settlement. The Company recognized a gain on extinguishment of liabilities and related party interest in the amounts of $657,498 and $157,330, respectively for the six months ended June 30, 2018.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from depreciation and amortization.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. Interest and penalties, if applicable, are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed for the six months ended June 30, 2018 or the year ended December 31, 2017.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In March 2018, the Financial Accounting Standards Boards (FASB) issued ASU 2018-05, “Income Taxes (Topic 740) which provides for amendments to the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. ASU 2018-05 and SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with ASU 2018-05 and SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. Management has evaluated the relevant provisions of the Tax Act to the Company and accounted for the federal impacts in the financial statements as of June 30, 2018. The state tax provisional amount is subject to change based on how states conform to the Tax Act, as that information is not readily available for certain states at this time. Any revisions to the estimated impacts of the Tax Act will be recorded quarterly until the computations are complete, which is expected to be no later than the fourth quarter of 2018.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in an interim period. The Company does not plan early adoption of this update and does not expect the adoption of the update to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

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

Subsequent Events

The Company has evaluated all subsequent events through the auditors’ report date, which is the date the financial statements were available for issuance. With the exception of those matters discussed in Notes 1, 7, 8, 11, 12,and 14, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Business Combination

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

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, the Company issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum. During April 2018 the notes were paid in full.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Thunder Ridge

On June 1, 2018, pursuant to the Thunder Ridge Purchase Agreement, The Company acquired all of the issued and outstanding shares of Thunder Ridge for total consideration of $5,492,271 as outlined below. Thunder Ridge is based in Springfield, Missouri and is engaged in the business of fulfilling government contracts for freight trucking services and includes operations in Missouri, Kansas, Iowa, Tennessee, New York, Pennsylvania and Texas. With the acquisition, Thunder Ridge became a wholly-owned subsidiary of EVO, Inc.

The Company expects the acquisition to increase the Company’s scale and improve margins due to combined revenues and operations, which will produce operational synergies with the CNG stations and the freight trucking services, which is the basis for the acquisition and comprises the resulting recording of goodwill. In addition, acquired intangible assets include USPS contracts and the trademark. While the Company expects its financial condition to improve after the acquisition, Thunder Ridge has a history of operating losses as well, and the Company has incurred additional debt for this transaction.

As consideration for the Thunder Ridge shares, the Company issued a promissory note dated June 1, 2018 in the principal amount of $2,500,000 to Peck (the “TR Note”). The TR Note bears interest at 6% per year with a default interest rate of 9% per year and has a maturity date of the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018 and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. The TR Note is secured by all of the assets of Thunder Ridge pursuant to a security agreement dated June 1, 2018 between the Company, Thunder Ridge, and Peck and is also secured by the Thunder Ridge Shares (“TR Shares”).

The Company also agreed to repay a $450,000 line of credit on behalf of Thunder Ridge to the Bank of Missouri, Thunder Ridge’s lender, within ten business days following such time as the Company raises at least $40,000,000 in a public or private debt or equity offering. In addition, approximately $2.8 million of Thunder Ridge’s working capital deficit remained outstanding following completion of the transactions contemplated by the Purchase Agreement. The line of credit had a balance of $421,739 on June 1, 2018.

If the Company fails to repay the amounts outstanding under the TR Note or the $450,000 on or before December 31, 2018, Peck has the right to require the Company to return the TR Shares and effectively rescind the sale of the TR Shares to the Company.

As additional consideration for the TR Shares and pursuant to a subscription agreement with Peck, on June 1, 2018, the Company issued to Peck (a) 500,000 shares of common stock, par value $0.0001 per share (“Common Stock”) and (b) the following warrants: (i) a warrant to purchase 333,333 shares of Common Stock at an exercise price of $3.00 per share (the “$3.00 Warrant”), (ii) a warrant to purchase 333,333 shares of Common Stock at an exercise price of $5.00 per share (the “$5.00 Warrant”), and (iii) a warrant to purchase 333,333 shares of Common Stock at an exercise price of $7.00 per share (the “$7.00 Warrant,” and together with the $3.00 Warrant and $5.00 Warrant, the “Warrants”). The Warrants are exercisable as follows: (a) for the $3.00 Warrant, for five years from the first anniversary of the date of issuance, (b) for the $5.00 Warrant, for five years from the second anniversary of the date of issuance, and (c) for the $7.00 Warrant, for five years from the third anniversary of the date of issuance. The common stock issued was valued at $1,250,000 and the warrants’ estimated fair value using the Black Scholes pricing model was $1,742,271.

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

The Company is evaluating but expects the goodwill and other intangibles will likely be deductible for income tax purposes.

The Company has not provided the allocation of intangible assets as required under ASC 805-10-50-2 because the accounting for this business combination was incomplete at the time the financial statements were issued.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

The following unaudited table summarizes the preliminary fair value allocation of the assets acquired and liabilities assumed at the acquisition date which were based on the best information available at the time the financial statements were issued and is subject to change.

Cash	$(229,738)
Accounts receivable, net	2,051,514
Accounts receivable other	68,074
Prepaids	81,969
Goodwill and other intangibles	8,307,491
Property and equipment	209,819
Deposits and other assets	205,113
Line-of-credit	(421,739)
Accounts payable	(797,573)
Other accrued liabilities	(1,564,964)
Factored accounts receivable	(1,230,679)
Fuel advance	(1,000,000)
Long-term debt	(187,016)
Promissory notes – stockholder	(2,500,000)
Common stock issued	(1,250,000)
Warrants	(1,742,271)

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2017. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time or that may result in the future. Following the acquisition, management is evaluating segment accounting for the Company.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
As reported	$2,353,156	$593,487	$2,673,952	$1,070,714
Pro forma	$6,307,020	$4,763,619	$12,995,672	$9,410,977

Net loss
As reported	$(2,648,537)	$(638,644)	$(2,545,820)	$(1,431,022)
Pro forma	$(3,379,520)	$(1,528,874)	$(2,367,132)	$(2,321,252)

Basic loss per share
As reported	$(1.38)	$(1.51)	$(1.76)	$(3.19)
Pro forma	$(2.34)	$(1.61)	$(1.64)	$(2.45)

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 - Balance Sheet Disclosures

Accounts receivable are summarized as follows:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Accounts receivable	$2,220,676	$187,426
Allowance for doubtful accounts	(36,000)	(37,007)
	$2,184,676	$150,419

Property, equipment and land are summarized as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
Equipment	$3,919,589	$3,919,589
Buildings	3,259,179	3,259,179
Land	975,899	975,899
Transportation equipment	129,051	-
Vehicles	58,866	-
Computer equipment	37,627	37,627
Trailers	21,454	-
Equipment	448	-
	8,402,113	8,192,294
Less accumulated depreciation	(699,606)	(451,871)
	$7,702,507	$7,740,423

Depreciation expense for the six months ended June 30, 2018 and 2017 was $247,734 and $298,786, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets consist of the following:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Goodwill	$8,307,491	$3,993,730
Favorable lease	307,000	307,000
Customer relationships	113,730	113,730
Trade names	86,000	86,000
	8,814,221	4,500,460
Less impairment	-	(4,100,000)
Less amortization	(323,313)	(55,176)
	$8,490,908	$345,284

Amortization expense for the six ended June 30, 2018 and 2017 was $161,868 and $52,500, respectively. Future amortization expense will be approximately as follows:

At June 30,
2018 (remainder of the year)	$75,900
2019	111,100
2020	106,000
2021	10,200
$303,200

The Company will include Thunder Ridge future amortization expense with the completion of the accounting for the business combination.

Accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Compensation and related payroll taxes	$809,922	$72,420
Federal alternative fuels tax credit	507,007	562,513
Professional fees	237,343	479,890
Interest	82,621	-
Other	34,093	28,138
Credit cards	28,550	12,527
Deferred rent	8,822	13,233
Excise tax	4,990	-
	$1,713,348	$1,168,721

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 - Related Party Transactions

Accounts Payable - Related Party

The Company’s accounts payable - related party consist of guaranteed payments and expense reimbursement to members. Accounts payable - related party was $485,279 and $409,838 as of June 30, 2018 and the year ended December 31, 2017, respectively.

Advance From Related Party

During the six months ended June 30, 2018 and the year ended December 31, 2017, an EVO CNG member advanced $370,359 to the Company.

Accrued Interest - Related Party

The Company’s accrued interest - related party is the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $772,213 and $927,421 at June 30, 2018 and December 31, 2017, respectively. During April 2018, the Company converted subordinated convertible junior and senior notes payable to stockholders and related interest of $2,052,816 into 548,360 shares of common stock. As a result of the conversion, the Company realized a gain on the extinguishments of accrued interest of $157,330, which was recognized the six months ended June 30, 2018.

Note 5 - Fuel Advance

The Company signed an agreement with a supplier on August 31, 2017 in which $1,000,000 was advanced and received by the Company in 2017. The advance bears interest at 8.5% and is collateralized by substantially all of the Company assets. As the Company purchases fuel from the supplier’s station, the Company reduces its fuel advance liability by $0.25 per gallon. Purchases made during the six months ended June 30, 2018 and the year ended December 31, 2017 were nominal. With the acquisition, the agreement terms were extended from December 31, 2018 to June 2021.

Note 6 - Factored Accounts Receivable

Thunder Ridge has entered into an agreement to factor a portion of its accounts receivable. This agreement allows the Company, from time to time, to pledge accounts receivable in an aggregate amount not to exceed $2,000,000. This agreement provides the Company an initial advance of ninety-five percent of the gross amount of each receivable pledged. Upon collection of the receivable, the Company receives an additional residual payment net of fixed and variable financing charges. The Company has $1,263,475 of its accounts receivable pledged that remained uncollected for the six months ended June 30, 2018, as shown in the current liability section of the balance sheet as Factored accounts receivable.

Note 7 - Lines-of-Credit

For the six months ended June 30, 2018, the Company had two line-of-credit agreements with a bank that provided for a borrowing capacity of approximately $425,000. Amounts outstanding bear interest at 6.75% and are secured by equipment. Subsequently, the Company extended the maturity from July 2018 to October 2018. As of June 30, 2018, the outstanding balance was $421,739.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 - Long-Term Debt

Long-term debt consists of:

	June 30,	December 31,
	2018	2017
	(Unaudited)
$1,300,000 SBA note payable issued December 31, 2014, with interest at 5.50% for the first five years, then adjusted to the SBA LIBOR base rate, plus 2.35% for the remaining five years. The note required interest only payments for the first twelve months and commencing during January 2016 calls for monthly principle and interest payments of $15,288. The note matures March 2024, is secured by substantially all of Titan’s business assets and is personally guaranteed by certain stockholders. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. The Company issued 35,491 units (equivalent to 31,203 common shares) in Titan as compensation for the guarantee. The Company was in violation of the note’s covenants as of June 30, 2018 and December 31, 2017.	$1,014,089	$1,093,691
Six subordinated convertible senior notes payable to stockholders (“Senior Bridge Notes”) with interest at 16%. During April 2018, $621,556 of the Senior Bridge Notes and related interest of $67,402 were converted into 275,583 shares of common stock, with interest forgiveness of $73,741. On July 31, 2018 the remaining Senior Bridge notes were paid in full.	800,000	1,421,556
Nine subordinated convertible junior notes payable to stockholders (“Junior Bridge Notes”) with interest at 12%. During April 2018, $1,166,373 of the Junior Bridge Notes and related interest of $197,485 were converted into 272,777 shares of common stock, with interest forgiveness of $83,589.	-	1,166,373
Three convertible promissory notes to stockholders with interest at 12%, with maturity on or after November 2019. At the next equity financing the holder at their discretion may elect to convert the principal and interest at a conversion price equal to the price per security issued in such offering. These notes are also subject to mandatory conversion in the event that the Senior Bridge Notes and Junior Bridge Notes discussed above convert to equity, and any mandatory conversion will be on the same terms as those received by the holders of the Senior Bridge Notes and Junior Bridge Notes. The promissory notes are unsecured. In August 2018, these notes were exchanged for 187,462 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock.	463,928	437,505
A promissory note to a former EAF member with interest at 7.5%, with an original maturity of December 2017, ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million or at discretion of the member. Subsequent to year end the promissory note’s maturity date was extended to July 2019.	3,800,000	3,800,000
A promissory note to a former EAF member with interest at 7.5%, with maturity during February 2020, the note is guaranteed by substantially all the assets of the Company.	4,000,000	4,000,000
Four promissory notes to former EAF members paid in full during April 2018.	-	250,000
Four promissory notes to former EAF members with interest at 1.5%, with maturity during February 2026. The promissory notes are convertible into 1,400,000 shares. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method.	9,500,000	9,500,000
Five notes payable to banks with interest ranging from 2.99% to 6.75%, with monthly payments of principal and interest ranging between $716 and $4,345, and maturity dates between June 2020 and January 2023. The notes are collateralized by equipment.	182,570	-
$2,500,000 promissory note - stockholder with interest at 6% and a maturity date of the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018 and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge.	2,498,348	-
Total debt	22,258,935	21,669,125
Debt discount	(4,023,008)	(4,257,358)
	18,235,927	17,411,767
Less current portion*	(4,350,041)	(2,765,247)
Long term portion	$13,885,886	$14,646,520

*	Of our total indebtedness of approximately $22,300,000 as of June 30, 2018, $4,350,041 is classified as current debt. We are in violation of the covenants related to the SBA loan. We have not received a waiver with respect to those covenant violations for the six months ended June 30, 2018 or December 31, 2017.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Maturities of long-term obligations are as follows:

	Related Party Notes	Other Notes	Total
At June 30,
2018	$3,298,348	$1,051,693	$4,350,041
2019	4,263,928	69,780	4,333,708
2020	4,000,000	50,712	4,050,712
2021	-	17,338	17,338
2022	-	7,136	7,136
2023	-	-	-
Thereafter	9,500,000	-	9,500,000
	$21,062,276	$1,196,659	$22,258,935

Note 9 - Derivative Instruments

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

The following table summarizes the fair value of the derivatives recorded in the condensed consolidated balance sheets, by category.

Fair Value at June 30,
2018 (unaudited)
Current commodity derivative liability	$25,960

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2018, the Company was party to one open derivative position outstanding summarized below:

Type	Term	Volume Hedged (Dth)	Index	Fixed Price ($/Dth)
Swap	March 2015 - February 2019	95,000	NYM-LDS	$3.82

Note 10 - Fair Value Measurements

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

Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations

The following assets are measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$25,960	$-	$25,960

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

Note 11 - Stockholders’ Equity

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a detachable warrant to purchase one share of Common Stock at an exercise price of $2.50 per share exercisable for five years from the date of issuance. The Company estimated the value of the warrants to be approximately $1,088,000 through the Black Scholes Pricing Model. The Company did not pay any commissions in connection with the sale of these Units.

During March 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s stockholder’s, including entities affiliated with a director of the Company, and the Company’s former president. Pursuant to the terms of the Escrow Agreement, the stockholders party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by the Company until such time as one or more third parties offer to purchase the escrowed shares and the Company approves such purchase or purchases. 75% of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the SBA loan, and the remaining 25% of the proceeds will be paid pro rata to the stockholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase Common Stock to the stockholders party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

On October 9, 2017, management of the Company terminated the employment of the Company’s president. In connection with his termination, the Company and former president entered into a Mutual Separation Agreement dated October 9, 2017 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company and former president agreed that (i) his last day of employment with the Company was October 9, 2017, (ii) he will be paid an aggregate of $97,069 within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings, and (iii) in satisfaction of $240,276 of deferred compensation, the Company will issue 89,092 shares of its common stock within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings. The stock has not been issued as of June 30, 2018 and the $97,069 payment has not been rendered. The balance is included in accounts payable – related party.

Series A Preferred Stock

On April 13, 2018, the Company issued 100,000 shares of Series A Preferred stock (“Preferred Stock”) to a related party in return for advisory services rendered to the Company. The fair value of the services rendered was assessed at $300,000.

Dividends

Generally, the holders of the Preferred Stock are entitled to receive if, when, and as declared by the board of directors, an annual non-compounding dividend, payable at the rate of eight percent (8.0%) and payable quarterly in arrears in cash, or, at the Company’s option, an annual non-compounding dividend of twelve percent (12.0%), payable quarterly in arrears in the form of shares of Preferred Stock at a rate of $3.00 per share. Such dividends will begin to accrue as of the date on which the Preferred Stock is issued and will accrue whether or not declared and whether or not there will be funds legally available for the payment of dividends. For the six months ended June 30, 2018, the Company accrued $5,129 in dividends.

Accrued and unpaid dividends upon conversion will automatically be converted into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). An assumed value of $3.00 per share of common stock will be used to determine the number of shares of common stock to be issued for such accrued and unpaid dividends.

Liquidation Preference

In the event of any liquidation the holders of record of shares of Preferred Stock will be entitled to receive, prior and in preference to any distributions of any assets of the Company to the holders of the common stock out of the assets of the Company legally available therefore, three dollars ($3.00) per share of Preferred Stock, plus accrued and unpaid dividends on each share of Preferred Stock.

Redemption

At the option of the holder and upon written notice to the Company, the Preferred Stock will be redeemable at any time after August 1, 2018 at the liquidation price plus all declared and unpaid dividends. In addition, the Company will have an ongoing right to purchase all or any portion of the outstanding shares of the Preferred Stock.

Voting Rights

Generally, holders of shares of Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters submitted to a vote of the stockholders and are entitled to fifteen (15) votes for each share of Preferred Stock held on the record date for the determination of the stockholders entitled to vote or, if no record date is established, on the date the vote is taken.

Conversion Rights

Each share of Preferred Stock will convert to one fully paid and nonassessable share of the Company’s common stock at any time at the option of the holder or the Company, subject to adjustments for stock dividends, splits, combinations and similar events. If the closing price on all domestic securities exchanges on which the Common Stock may at the time be listed exceeds six dollars ($6.00) per share for thirty (30) consecutive trading days and the daily trading volume of the common stock is at least twenty thousand (20,000) shares for that same period, each share of Preferred Stock will automatically convert to one share of the Company’s common stock. The conversion rights require the Company to present the Preferred Stock in the mezzanine level of the accompanying balance sheet.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

On April 12, 2018, the Company’s board of directors approved the EVO Transportation and Energy Services, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) pursuant to which a total of 4,250,000 shares of common stock have been reserved for issuance to eligible employees, consultants, and directors of the Company. Further, on August 13, 2018, the Board approved the Company’s Amended and Restated 2018 Stock Incentive Plan (the “Amended 2018 Plan”), which amends and restates the Company’s 2018 Stock Incentive Plan. The Amended 2018 Plan increased options available for grant from 4,250,000 to 6,250,000.

The 2018 Plan provides for awards of non-statutory stock options, incentive stock options, and restrictive stock awards within the meaning of Section 422 of the IRC and stock purchase rights to purchase shares of the Company’s common stock.

The 2018 Plan is administered by the board of directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options (generally straight-line over a period of four years), and all other terms and conditions of each award. Stock options have a maximum term of ten years, and it is the Company’s practice to grant options to employees with exercise prices equal to or greater than the estimated fair market value of its common stock.

The board of directors may suspend or terminate the 2018 Plan or any portion thereof at any time, and may amend the 2018 Plan from time to time in such respects as the board of directors may deem advisable in order that incentive awards under the 2018 Plan will conform to any change in applicable laws or regulations or in any other respect the board of directors may deem to be in the best interests of the Company; provided, however, that no amendments to the 2018 Plan will not be effective without approval of the stockholders of the Company if stockholder approval of the amendment is then required pursuant to Section 422 of the Code or the rules of any stock exchange or Nasdaq or similar regulatory body. No termination, suspension or amendment of the 2018 Plan may adversely affect any outstanding incentive award without the consent of the affected participant.

Restricted stock awards are made by the issuance to the participant of the actual shares represented by that grant. Any shares of restricted stock issued are registered in the name of the participant and bear an appropriate legend referring to the terms, conditions, and restrictions applicable to the award. Shares of restricted stock granted under the 2018 Plan may not be sold, transferred, pledged, or assigned until the termination of the applicable period of restriction. After the last day of the period of restriction, shares of restricted stock become freely transferable by the participant. During the period of restriction, a participant holding shares of restricted stock granted under the 2018 Plan may exercise full voting rights with respect to those shares, unless otherwise specified in the applicable award agreement. As of June 30, 2018, there were no shares of restricted stock outstanding.

The fair value of each award is estimated on the date of grant. Stock option values are estimated using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends. The forfeiture rate has been estimated at 25%. During the six months ended June 30, 2018, the Company has recorded stock-based compensation expense of $383,223 associated with stock options. As of June 30, 2018, the Company has estimated approximately $7,664,468 of future compensation costs related to the unvested portions of outstanding stock options.

The following table presents the activity for options outstanding:

	Incentive	Weighted
	Stock	Average
	Options	Exercise Price
Outstanding - December 31, 2017	-	$-
Granted	4,100,000	2.50
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - June 30, 2018	4,100,000	$2.50

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$2.50	4,100,000	$2.50	9.78	-	$-
Total - June 30, 2018	4,100,000	$2.50	-	-	$-

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

June 30,
2018
Approximate risk-free rate	2.67%
Average expected life	5 years
Dividend yield	-%
Volatility	103.75%
Estimated fair value of total options granted	$7,664,468

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

The following table presents the activity for warrants outstanding:

		Weighted
	Number of	Average Exercise
	Warrants	Price
Outstanding - December 31, 2016	-	$-
Issued	103,334	3.00
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2017	103,334	-
Issued	2,239,999	3.62
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - June 30, 2018	2,343,333	$3.59

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 5.60.

June 30,
2018
Approximate risk-free rate	2.67%
Average expected life	5 years
Dividend yield	-%
Volatility	103.75%
Estimated fair value of total warrants granted	$3,220,400

Note 12 - Commitments and Contingencies

Operating Leases

The Company leased office space in Minnesota on a month to month basis with payments of $977 per month through June 2017.

Titan entered into an operating lease agreement which expires in February 2019, with an option to extend to February 2024. In November 2014, the lease was amended to add El Toro as a co-lessee. The monthly payments range from $10,000 to $11,604. The lease calls for rent increases over the term of the lease. The Company records rent expense on a straight-line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as deferred rent.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Titan rent expense for the six months ended June 30, 2018 and 2017 was approximately $63,000 and $69,000, respectively.

Thunder Ridge leases equipment and vehicles under monthly and non-cancelable operating leases. Payments on these leases range between $50 and $3,000 and mature between 2018 and August 2024. Total lease expense for the month ending June 30, 2018 was approximately $312,800.

Future minimum lease payments under these leases are approximately as follows:

2018 (remainder of the year)	$949,500
2019	1,076,000
2020	573,000
2021	130,000
2022	68,000
2023	106,000
$2,902,500

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

On January 22, 2018, certain holders of Senior Bridge Notes initiated a lawsuit in the District Court of Hennepin County, Minnesota against the Company, certain of its subsidiaries and certain stockholders. The complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, fraud/fraudulent misrepresentation, successor liability, unjust enrichment, and breach of fiduciary duty, and seeks money damages, interest, costs, disbursements, attorneys’ fees and other equitable relief. On July 31, 2018 the lawsuit was settled for approximately $1,072,000.

On March 19, 2018, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and seeks money damages, costs, attorneys’ fees and other appropriate relief.

Long-Term Take-or-Pay Natural Gas Supply Contracts

At June 30, 2018, the Company had commitments to purchase CNG on a take-or-pay basis of approximately $545,000. It is anticipated these are normal purchases that will be necessary for sales, and no cash settlements will be made related to the purchase commitments.

Note 13 - Employee Benefit Plan

Thunder Ridge maintains a Health, Welfare, and Pension plan for eligible employees in accordance with the Department of Labor under the Service Contract Act. These payments are earned on all eligible hours up to the maximum of 40 hours per week and are determined based on the hourly rates set by the Department of Labor depending on the employee’s work location and specific vehicle type. Employer contributions for the one month ended June 30, 2018 were $97,553. These amounts are included in cost of labor on the condensed consolidated statements of operations.

Note 14 - Subsequent Events

Settlement Agreement

●

On July 31, 2018, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) with certain Senior Bridge Note holders. The Settlement Agreement provides for the withdrawal of any and all allegations in the lawsuit alleging fraud and fraudulent misrepresentation and the dismissal with prejudice of all claims in the Lawsuit, along with a satisfaction of judgment. The Settlement Agreement also provides for various releases among the parties to the Settlement Agreement and their respective representatives, heirs, successors, and assigns. Under the Settlement Agreement, the Company agreed to pay approximately $1,072,000 to the Plaintiffs and to cause all equity owed to the plaintiffs under Senior Bridge Notes to be issued to Plaintiffs. As a result of the Settlement Agreement, the Senior Bridge Notes were terminated.

EVO TRANSPORTATION & ENERGY SERVICES, INC

Notes to Unaudited Condensed Consolidated Financial Statements

Note Purchase Agreement

●	On July 20, 2018, the Company entered into a Secured Convertible Promissory Note Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold a secured convertible promissory note in the principal amount of $3,000,000 (the “Note”) to the holder. The Company paid commissions of $375,856 in connection with the Purchase Agreement and sale of the Note. The Note bears interest at 9%, compounded quarterly, and has a maturity date of July 31, 2019. The Note is secured by all the assets of the Company. The Holder may agree, at its discretion, to add accrued interest to the principal balance of the Note on the first day of each calendar quarter. The Note may not be prepaid prior to the first anniversary of the date of issuance and may be prepaid without penalty after the first anniversary of the date of issuance.

The Note is convertible into shares (the “Note Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion rate of $2.50 per share of Common Stock at the Holder’s option: 1) at any time after the first anniversary of the date of issuance or 2) at any time within 90 days after a “triggering event,” including a sale, reorganization, merger, or similar transaction where the Company is not the surviving entity. The Note is also subject to mandatory conversion at any time after the first anniversary of the date of issuance if the average volume of shares of Common Stock traded on the Nasdaq Capital Market, NYSE American Market or a higher tier of either exchange is 100,000 or more for the 10 trading days prior to the applicable date.

The Purchase Agreement also provides that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Note but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the Note Shares and the Warrant Shares and as soon as reasonably practical thereafter effect such registration. The Company will be required to pay liquidated damages of 1% of the outstanding principal amount of the Note each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement.

As additional consideration for the Note, the Company issued a warrant (the “Warrant”) to the Holder to purchase 1,200,000 shares of Common Stock (the “Warrant Shares”) at an exercise price of $2.50 per share, exercisable for ten years from the date of issuance.

Amendment of the Stock Option Plan

●	On August 13, 2018, the Board approved the Company’s Amended 2018 Plan, which amends and restates the Company’s 2018 Stock Incentive Plan. The Amended 2018 Plan increased options available for grant from 4,250,000 to 6,250,000.

The Amended 2018 Plan provides that the Administrator may grant awards to eligible participants in any of the following forms, subject to such terms, conditions and provisions as the Administrator may determine to be necessary or desirable:

(1)	stock options, including both incentive stock options (“ISOs”) and non-qualified stock options;
(2)	stock appreciation rights;
(3)	restricted stock;
(4)	performance awards; and
(5)	stock bonuses.

Option Grants

On August 13, 2018, the Company granted 500,000 ten-year non-qualified stock options to purchase shares of the Company’s common stock pursuant to the Amended 2018 Plan.

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

During August 2018, the Company entered into subscription agreements effective as of July 31, 2018 to issue 187,462 units (the “Units”) at a price of $2.50 per Unit in exchange for the promissory notes – stockholders in the aggregate principal amount of $468,655. Each Unit consists of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Some of the statements in this report may contain forward-looking statements that reflect management’s current view about future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. The forward-looking statements in this report generally relate to: (i) our growth strategy and potential acquisition candidates; (ii) management’s expectations regarding market trends and competition in the vehicle fuels industry, gasoline, diesel, and natural gas prices, government tax credits and other incentives, and environmental and safety considerations; (iii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

Forward-looking statements are based on information available to management at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Such statements reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include, among other factors:

●	supply, demand, usage and pricing of natural gas, gasoline, diesel and other alternative vehicle fuels;

●	market trends for natural gas and natural gas vehicles;

●	new technologies and improvements to existing technologies in the vehicle fuels markets;

●	competitive bids on transportation contracts;

●	the availability of federal, state and local grants, rebates, tax credits, and other incentives to promote natural gas usage;

●	the impacts of environmental laws on the vehicle fuels and transportation industry;

●	our ability to grow through the identification and execution of future acquisitions;

●	driver shortages and increases in driver compensation rates;

●	our ability to recognize the anticipated benefits of recent and future acquisitions;

●	our ability to generate sufficient cash to service our indebtedness; and

●	our ability to raise additional capital.

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

Background and Recent Developments

EVO Transportation & Energy Services, Inc., a Delaware corporation formerly named Minn Shares Inc. (“EVO Inc.,” “we,” “us,” “our” or the “Company”), was incorporated on October 22, 2010.  EVO Inc. was incorporated to effect the re-domestication of Minn Shares Inc., a Minnesota corporation (“Minn Shares Minnesota”), to the State of Delaware. From December 2001 until November 22, 2016, the Company and its predecessor entity, Minn Shares Minnesota, did not engage in any business activities other than for the purpose of collecting and distributing its assets, paying, satisfying and discharging any existing debts and obligations and doing other acts required to liquidate and wind up its business and affairs. The business purpose of EVO Inc. was to seek the acquisition of or merger with an existing company.

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

On June 1, 2018, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Billy (Trey) Peck Jr. (“Peck”) pursuant to which the Company acquired all of the issued and outstanding shares (the “TRT Shares”) in Thunder Ridge Transport, Inc., a Missouri corporation (“Thunder Ridge”), from Peck and Thunder Ridge became a wholly-owned subsidiary of the Company. Thunder Ridge is based in Springfield, Missouri and is engaged in the business of fulfilling government contracts for freight trucking services

The following discussion highlights our plan of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. The following discussion and analysis are based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

The following discussion and analysis provide information which management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The discussion should be read in conjunction with our audited financial statements and related notes and the other financial information included elsewhere in this Annual Report.

General Overview

The Company was incorporated in the State of Delaware on October 22, 2010, and is a holding company based in Peoria, Arizona that owns three operating subsidiaries, Titan, Thunder Ridge and EAF that are in the businesses of compressed natural gas (“CNG”) service stations and fulfilling government contracts for freight trucking services. Titan is the management company that oversees operations of the El Toro, Diamond Bar, and Blaine CNG service stations. As of June 30, 2017, El Toro ceased operations. Blaine and Diamond Bar were formed in 2015. In March 2016, Diamond Bar began operations of its CNG station under a lease agreement with the State of California South Coast Air Quality Management District (“SCAQMD”) in Diamond Bar, California. In February 2018, the Company entered into a management agreement with a third party to operate Diamond Bar, and the Company is currently negotiating with the third party for the sale of the station. The Company discontinued construction of Blaine during the fourth quarter of 2017. EAF was originally organized on March 28, 2012 under the name Clean-n-Green Alternative Fuels, LLC” in the State of Delaware. Effective May 1, 2012, EAF changed its name to “Environmental Alternative Fuels, LLC.” EVO CNG, EAF’s wholly owned subsidiary, was originally organized in the State of Delaware on April 1, 2013 under the name “EVO Trillium, LLC” and subsequently changed its name to “EVO CNG, LLC” effective March 1, 2016. Together, EAF and EVO CNG operate six compressed natural gas fueling stations located in California, Texas, Arizona and Wisconsin.

Thunder Ridge was founded in Missouri during 2000 and its primary business is interstate highway contract routes operated for the United States Postal Service (“USPS”).

Although we plan to continue to operate our existing CNG fueling stations, we are also expanding our operations into interstate contract trucking routes operated for the United States Postal Service (“USPS”). We plan to accomplish our expansion into the trucking industry, which we view as complementary to our CNG fueling operations, by acquiring existing trucking companies.

Going Concern

The Company is an early stage company in the process of acquiring several businesses with highway contract routes operated for the USPS and CNG fuel stations. As of June 30, 2018, the Company has a working capital deficit of approximately $8.3 million and negative equity of approximately $6.4 million. In addition, the Company is in violation of its bank covenants. Management anticipates rectifying these covenant violations with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the above conditions raise doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

To meet its current and future obligations, the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2018:

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

During April 2018, the Company paid the working capital notes - related party of $250,000 in full.

On April 2, 2018, the Company and a related party note holder agreed to extend the maturity date of the $3,800,000 promissory note through July 2019.

On April 13, 2018, the Company consummated the following transactions:

The Company issued 275,583 common shares in exchange for certain subordinated convertible senior notes payable to stockholders in the aggregate principal amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

The Company issued 272,777 common shares in exchange for the subordinated convertible junior notes payable to stockholders in the aggregate principal amount of approximately $1,363,858, with the per share price for shares of common stock equal to $5.00.

On May 14, 2018, the Company issued 93,400 common shares in exchange for accounts payable and related party accounts payable of approximately $280,200, with the per share price of shares of common stock equal to $3.00.

On July 20, 2018, the Company entered into a Secured Convertible Promissory Note Purchase Agreement (the “Purchase Agreement”) with a Minnesota limited liability company (the “Holder”), pursuant to which the Company sold a secured convertible promissory note in the principal amount of $3,000,000 to the Holder.

On July 29, 2018, Thunder Ridge, a wholly owned subsidiary of the Company, won three new four-year transportation services contracts with the USPS, under which Thunder Ridge will provide domestic surface transportation services to the USPS at its offices located in Santa Clarita, California, Baton Rouge, Louisiana, and Flint, Michigan.

During August 2018, the Company entered into subscription agreements effective as of July 31, 2018 to issue 187,462 units (the “Units”) at a price of $2.50 per Unit in exchange for the promissory notes – stockholders in the aggregate principal amount of $468,655. Each Unit consists of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance.

On July 31, 2018, the Company agreed to pay approximately $1,072,000 of principle and interest to the subordinated convertible senior notes payable to stockholders.

Sources of Revenue

Titan was founded in 2012 and for the first four years only had management fee revenues. Beginning in 2016 Titan generated revenues from its CNG stations El Toro and Diamond Bar, and with the acquisition of EAF, the Company generated revenue from six stations beginning February 2017. Starting on June 1, 2018, with the acquisition of Thunder Ridge, the Company has begun to recognize revenue from highway contract routes. The transportation services include operations in Missouri, Kansas, Iowa, Tennessee, New York, Pennsylvania, Texas, Louisiana, Michigan and California. As of June 30, 2017, our El Toro station has ceased operations.

Key Trends

CNG

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

The natural gas vehicle industry is the beneficiary of federal and state incentives promoting the use of natural gas as a vehicle fuel choice. Titan received $450,000 of state grants to assist in the development of our El Toro station which was completed for approximately $2 million and during 2016, EVO CNG received $400,000 to complete the construction of the San Antonio station. In addition, during December 2017 and 2016, we received a $0.50 per GGE federal tax credit for each GGE sold. In some cases, we share this credit with our customers.

Interstate Highway Contracts

The USPS has for more than 100 years contracted with third parties for the transportation of mail. The contractors competitively bid on transportation contracts that detail the movement of mail between processing facilities and destination post offices. The USPS evaluates the bids based on price, past performance, operational plans, financial resources, and the use of innovation or alternative fuels. The contracts are generally two to four years and are renewable for additional terms, usually indefinitely. As of September 30, 2017, there were 6,059 routes contracted with the USPS, utilizing 2,718 contractors with contracts totaling $3.1 billion.

Thunder Ridge was awarded three Dynamic Route Optimization (DRO) contracts with the USPS. These awards expand Thunder Ridge’s operations into three new states—California, Louisiana and Michigan. This is in addition to the nine other states it services through 13 contracts with the USPS. Under the three contracts, operations will include locations in Santa Clarita, CA, Flint, MI, and Baton Rouge, LA. It is estimated that the three contracts will produce revenue of $9 million annually. Operations commenced on July 29, 2018. Additionally, the new contracts will provide a larger network for the development of new transportation opportunities.

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

In addition, the Company expects to further expand into the transportation industry by owning and operating transportation companies. The Company intends to acquire additional transportation companies that have been awarded contracts to provide trucking services for the USPS.

In 2014, the USPS announced plans to significantly reduce their number of contractors from over 4,000 in 2014 to less 1,000 by 2022. The USPS goal is to manage fewer relationships and work with larger prime contractors. The USPS is in the process of taking all of the contracts in a defined geographical area and consolidating them into one contract. It is estimated that over $1 billion in USPS contracts will become available in the next five years, which affords the opportunity for the Company to grow organically in addition to growing through acquisitions.

If we are successful in acquiring additional trucking companies, we will competitively bid on transportation contracts that detail the movement of mail between processing facilities and destination post offices. Those contracts typically provide for an initial four-year term and are often renewed to the incumbent service provider if appropriate services have been performed. The contracts are bid and performed in accordance with various requirements, including but not limited to requirements under the Service Contract Act, Department of Transportation regulations (federal and state), and other applicable local and state regulations.

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

Of our total indebtedness of approximately $22,300,000 as of June 30, 2018, approximately $4,350,000 is classified as current debt. We are in violation of the covenants related to the SBA loan. We did not receive a waiver with respect to those covenant violations for the six months ended June 30, 2018. Our total consolidated interest payment obligations relating to our indebtedness for the six months ended June 30, 2018 was approximately $770,000, which included the debt discount of $234,350.

We may also elect to invest additional amounts in companies, assets, or joint ventures in the natural gas fueling infrastructure, interstate contract routes, or use capital for other activities or pursuits. We will need to raise additional capital to fund any capital expenditures, investments, or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with the sale of our stock. We may not be able to raise capital when needed on terms that are favorable to us, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues. See “Liquidity and Capital Resources” below.

Business Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Results from Operations

Three months ended June 30, 2018 as compared with the three months ended June 30, 2017

Revenue. EVO Inc. has devoted substantially all of its efforts towards establishing the business and has generated minimal revenues from the core business; to build and operate public and private CNG filling stations.

Sales for the CNG stations were $376,224 and $593,487 for the three months ended June 30, 2018 and 2017, respectively. EVO CNG stations’ sales have decreased from prior year due to a Tolleson station’s customer’s discontinuation of its CNG truck fleet. During 2017, that customer generated approximately $500,000 in CNG revenue. No revenue was generated at the Diamond Bar or El Toro stations during the quarter. In addition, the Company experienced an overall downward trend in CNG demand over the past year.

Thunder Ridge’s June revenue of $1,976,932 was slightly below its first five months’ average revenue.

Cost of goods sold. CNG cost of goods sold is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax, and credit cards fees. The margins were 23% and 52% for the three months ended June 30, 2018 and 2017, respectively. The decrease in margin rate was primarily attributable to the fall-off of activity at Diamond Bar since that station has typically achieved a 50% margin in the past as a result of its lower cost of electricity purchased from SCAQMD. The margin decrease is also a result of EVO CNG’s fixed station costs’ not commensurately decreasing in step with decreased CNG demand.

Thunder Ridge’s cost of goods sold is primarily comprised of labor and subcontractor costs, fuel, leasing and rental of trucks and trailers, repairs and maintenance, and insurance. Thunder Ridge’s June margin was 0%. Over the past two and a half years, Thunder Ridge has been growing through awards of new USPS mail hauling contracts. This growth has caused cost and operational inefficiencies in the areas of fleet management and labor. In addition, Thunder Ridge’s infrastructure has required expansion to support the revenue growth.

Operating expenses. Operating expenses increased for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 by approximately $1,412,000. The acquisition of Thunder Ridge contributed $132,000 of the increase, $383,000 is from stock option expense, and $300,000 of the increase was related to advisory services rendered. The remainder of this increase is from the timing of professional fees and public company expenses. The $25,000 increase in depreciation and amortization expense was a result of $82,000 from the Thunder Ridge offset by a $52,000 reduction due to the closure of El Toro.

Interest Expense. The $47,000 increase in interest expense was a result of an addition of $35,000 from Thunder Ridge and $87,000 from a promissory note to a former EAF member, offset by a $50,000 reduction as a result of conversion of Junior and Senior Bridge Notes in April 2018 and a $22,000 reduction from debt discount.

Warrant expense. Warrant expense increased for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 by approximately $278,000. The warrant expense is connected to the issuance of stock and represents the estimated fair value calculated on the date of issuance of the warrant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected 5-year term of warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment.

Six months ended June 30, 2018 as compared with the six months ended June 30, 2017

Revenue. EVO Inc. has devoted substantially all of its efforts towards establishing the business and has generated minimal revenues from the core business; to build and operate public and private CNG filling stations.

Sales for the CNG stations were $697,020 and $1,070,714, for the six months ended June 30, 2018 and 2017, respectively. The decrease resulted from the closure of El Toro during 2017, and in 2018, a Tolleson’s customer’s discontinuation of its CNG fleet. In addition, the Company experienced an overall downward trend in CNG sales over the past year.

Thunder Ridge’s June revenue of $1,976,932 was slightly below its first five months’ average revenue.

Cost of goods sold. CNG cost of goods sold is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax, and credit cards fees. The margins were 29% and 48% for the six months ended June 30, 2018 and 2017, respectively. The decrease in margin rate was primarily attributable to the fall-off of activity at Diamond Bar as of the end of January 2018 since that station has typically achieved a 50% margin in the past as a result of its lower cost of electricity purchased from SCAQMD. In addition, the Company experienced an overall downward trend in CNG demand over the past year.

Thunder Ridge’s cost of goods sold is primarily comprised of labor and subcontractor costs, fuel, leasing and rental of trucks and trailers, repairs and maintenance, and insurance. Thunder Ridge’s June margin was 0%. Over the past two and a half years, Thunder Ridge has been growing through awards of new USPS mail hauling contracts. This growth has caused cost and operational inefficiencies in the areas of fleet management and labor. In addition, Thunder Ridge’s infrastructure has required expansion to support the revenue growth.

Operating expenses. Operating expenses increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 by approximately $1,147,000. The acquisition of Thunder Ridge contributed $132,000 of the increase, $383,000 is from stock option expense, and $300,000 of the increase was related to advisory services rendered. These increases in expense are offset with decreased professional fees related to public company expenses, along with a decrease in member payments and overall decrease in general and administrative expenses. The $58,000 increase in depreciation and amortization expense was a result of $82,000 from the Thunder Ridge and $80,000 resulting from the completion of the purchase price allocation for EVO CNG offset by a $103,000 reduction due to the closure of El Toro.

Interest expense. The $135,000 increase in interest expense was a result of an addition of $35,000 from Thunder Ridge, $183,000 from a promissory note to a former EAF member, and $28,000 from debt discount offset by a $107,000 reduction as a result of conversion of Junior and Senior Bridge Notes in April 2018.

Warrant expense. Warrant expense increased for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 by approximately $313,000. The warrant expense is connected to the issuance of stock and is the estimated fair value calculated on the date of issuance of the warrant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected 5-year term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment.

Gain extinguishment related party interest. As a result of the conversion of related party debt during April 2018, the company realized a gain on the extinguishment of related party interest.

Gain on extinguishment of liabilities. We recorded a gain of $657,498 on the extinguishment of accounts payable that no longer represented our obligation or that management negotiated a settlement. The liabilities consisted of professional fees and other expenses.

The Company had cash and cash equivalents of $213,300 and $83,867 at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018 and 2017, net cash used in operations was $1,837,925 and $399,058, respectively. We have historically funded our operating losses primarily from the issuance of equity, convertible notes payable, stockholder debt, and SBA debt.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $213,300 at June 30, 2018, compared to $83,867 at December 31, 2017. The increase is primarily attributable to the issuance of common stock for $2,500,000 during 2018.

Operating Activities. Net cash used in operations was $1,837,925 and $399,058 as of June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company had a net loss of $2,545,820 and $1,431,022, respectively. Significant changes in working capital during these periods included:

●	Accounts receivable increase by $355,798, from the addition of Thunder Ridge accounts receivable.

●	Accounts payable, accounts payable-related party, advances from related parties, accrued interest and accrued liabilities increased in aggregate by $1,035,777 primarily due to the acquisition of Thunder Ridge.

●

Non-cash transactions included a $234,350 add-back from the accretion of the debt discount, $409,602 from depreciation and amortization, and $300,000 of Series A Preferred Stock issued in exchange for advisory services, offset by the gains in extinguishment of related party interest and liabilities for a total of $814,828.

Investing Activities. Net cash used in investing was ($229,738) and ($144,828) for the six months ended June 30, 2018 and 2017, respectively. With the acquisition of Thunder Ridge in 2018, the cash contribution was negative. In 2017, the cash was used to purchase construction in progress assets during 2017.

Financing Activities. Net cash provided by financing activities was $2,197,096 and $783,311 for the six months ended June 30, 2018 and 2017, respectively. The cash provided by financing activities in 2018 was from the $2,500,000 sale of common stock offset by $84,048 in payments on the SBA and equipment loans, and the $250,000 payment in full on the working capital notes – related party. During the six months ended June 30, 2017 financing activities consisted of $400,000 from subordinated notes payable, $310,000 from the sale of common stock, and $130,612 in advances from stockholders, offset by payments on the SBA loan and related party promissory note.

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

Debt Compliance

Of our total indebtedness of approximately $22,300,000 for the six months ended June 30, 2018, approximately $4,350,000 is classified as current debt. We are in violation of the covenants related to the SBA loan. We have not received a waiver for current violations of these covenants as of June 30, 2018. Our total consolidated interest payment obligations relating to our indebtedness was approximately $770,000 which included the debt discount of $234,350 for the six months ended June 30, 2018.

Existing Indebtedness

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with El Toro. The proceeds from the note were received by El Toro and the note payable is recorded by El Toro. The note is a ten-year term note with interest fixed at 5.50% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan. Titan issued 35,491 (equivalent to 31,203 common shares) Class A Membership Units to those members as compensation for the guarantee. The note was obtained pursuant to a loan agreement with a bank dated December 31, 2014 (the facility governed by the loan agreement is hereinafter referred to as the “SBA Facility”). Titan was, as of December 31, 2017, and currently is, in violation of certain covenants under our SBA Facility. We have not received a waiver to remedy the technical non-compliance under our SBA Facility as of June 30, 2018.

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

On April 12, 2018, the Company converted four of the Senior Bridge Notes in the aforementioned paragraph and the Senior Bridge Note issued on July 26, 2016 along with related interest totaling $688,958 into common stock at a price per share of $2.50 for a total of 275,583 shares. The remaining Senior Bridge Note and related interest was paid in full on July 31, 2018.

On July 26, 2016, we issued an additional Senior Bridge Note for $200,000 with 16% interest and an original maturity date of October 2016. In September 2016, this Senior Bridge Note was amended to extend the maturity date to January 31, 2017 and Titan paid a fee for the extension of 1% of the outstanding principal balance to the note holder. The Company paid a 1% fee on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the due date of this Senior Bridge Note to October 31, 2017. In the event of default, the holder is entitled to receive 1,000 (equivalent to 879 common shares) Class A Membership Units. Titan issued 5,000 (equivalent to 4,396 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note. The note is secured by a subordinate security interest on substantially all of the Company’s assets and are personally guaranteed by Scott Honour and Kirk Honour. The note was not extended at maturity. On April 12, 2018, the Company converted the Senior Bridge Note issued on July 26, 2016 and four of the Senior Bridge Notes issued on February 29, 2016 along with related interest totaling $688,958 into common stock at a price per share of $2.50 for a total of 272,777 shares.

On September 26, 2016, Titan issued an additional Senior Bridge Note for $150,000 with 16% interest and an original maturity date of January 2017. Titan issued 3,750 (equivalent to 3,297 common shares) Class A Membership Units to this noteholder in connection with the issuance of this Senior Bridge Note and received the proceeds from this note in October 2016. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017. In the event of default, the holder of this Senior Bridge Note is entitled to receive 750 (equivalent to 659 common shares) Class A Membership Units. The note is secured by a subordinate security interest on substantially all of the Company’s assets. The note was not extended at maturity. On July 31, 2018 the Senior Bridge note was paid in full.

On November 22, 2016, EVO, Inc. issued Minn Shares Notes in the aggregate principal amount of $463,928 to Joseph H. Whitney, The Globe Resources Group, LLC and Richard E. Gilbert. The Minn Shares notes bear interest at the rate of 12% per annum and mature in November 2019 unless earlier converted. Each Minn Shares Note is convertible at the holder’s option as follows: (i) upon the sale by EVO, Inc. of not less than $7,500,000 of its equity securities at a conversion price equal to the price per security issued in such offering, (ii) upon a corporate transaction such as a merger, consolidation or asset sale involving either the sale of all or substantially all of the EVO, Inc. assets or the transfer of at least 50% of EVO, Inc.’s equity securities at a conversion price equal to the enterprise value of EVO, Inc.’s, as established by the consideration payable in the corporate transaction or (iii) on or after the maturity date at a conversion price equal to the quotient of $20 million divided by the number of shares of EVO, Inc.’s stock outstanding on a fully diluted basis. The Minn Shares Notes are subject to mandatory conversion upon the conversion into equity securities of the Junior Bridge Notes and Senior Bridge Notes upon the same conversion terms as the Junior Bridge Notes and Senior Bridge Notes.

On January 31, 2017, Titan issued an additional Senior Bridge Note in the principal amount of $400,000. This Senior Bridge Note bears interest at 16% per year with a default interest rate of 18% per year and matures on April 30, 2017. In the event of a default under this Senior Bridge Note, EVO, Inc. is required to issue 1,758 shares of Common Stock to the holder on the date of default and each 90-day interval thereafter until all amounts due have been paid in full. This Senior Bridge Note is secured by a subordinate security interest on substantially all of the EVO, Inc.’s assets. In connection with this Senior Bridge Note, on January 31, 2017, EVO, Inc. issued 8,792 shares of Common Stock. Subsequent to March 31, 2017, the Company paid a 1% fee to extend the maturity date of this note to July 31, 2017 and paid an additional 1% fee to extend the maturity date to October 31, 2017. The note is secured by a subordinate security interest on substantially all of the Company’s assets. The note was not extended at maturity. On July 31, 2018 the Senior Bridge note was paid in full.

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

The Convertible Notes are convertible into 1,400,000 shares (the “Transaction Shares”) of EVO, Inc.’s Common Stock, subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of EVO, Inc.’s total outstanding shares of Common Stock on a post-transaction basis at the time of the transaction. Accordingly, the conversion of the Convertible Notes would result in a change in control of the Company. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion into Common Stock of the Company’s subordinated notes payable to members, Senior Bridge Notes, convertible promissory notes, and certain accounts payable would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the EAF Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF interests which the Company pledged to the EAF members as security for the Convertible Notes.

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

On June 1, 2018, as part of the acquisition of Thunder Ridge, a $2,500,000 promissory note – stockholder was issued.  The promissory note - stockholder bears interest at 6% and has a maturity date of the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018 and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge.

The Company had two line-of-credit agreements with a bank that provided for a borrowing capacity of approximately $425,000. Amounts outstanding bear interest at 6.75% and are secured by equipment. Subsequently, the Company extended the maturity from July 2018 to October 2018.

Five notes payable to banks with interest ranging from 2.99% to 6.75%, with monthly payments of principal and interest ranging between $716 and $4,345, and maturity dates between June 2020 and January 2023.  The notes are collateralized by equipment.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, the Company issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note (the “Working Capital Notes”). During April 2018, the Working Capital Notes were paid in full.

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

Stockholders’ Deficit

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a detachable warrant to purchase one share of Common Stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company estimated the value of the warrants to be approximately $1,088,000 through the Black Scholes Pricing Model. The Company did not pay any commissions in connection with the sale of these Units.

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

On October 9, 2017, management of the Company terminated the employment of the Company’s president. In connection with his termination, the Company and former president entered into a Mutual Separation Agreement dated October 9, 2017 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company and former president agreed that (i) his last day of employment with the Company was October 9, 2017, (ii) he will be paid an aggregate of $97,069 within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings, and (iii) in satisfaction of $240,276 of deferred compensation, the Company will issue 89,092 shares of its common stock within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings. The stock has not been issued as of June 30, 2018 and the $97,069 payment has not been rendered. The balance is included in accounts payable – related.

Series A Preferred Stock

On April 13, 2018, the Company issued 100,000 shares of Series A Preferred stock (“Preferred Stock”) to a related party in return for advisory services rendered to the Company. The fair value of the services rendered was assessed at $300,000.

Dividends

Generally, the holders of the Preferred Stock are entitled to receive if, when and as declared by the board of directors, an annual non-compounding dividend, payable at the rate of eight percent (8.0%) and payable quarterly in arrears in cash, or, at the Company’s option, an annual non-compounding dividend of twelve percent (12.0%), payable quarterly in arrears in the form of shares of Preferred Stock at a rate of $3.00 per share. Such dividends will begin to accrue as of the date on which the Preferred Stock is issued and will accrue whether or not declared and whether or not there will be funds legally available for the payment of dividends.

Accrued and unpaid dividends upon conversion will automatically be converted into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). An assumed value of $3.00 per share of common stock will be used to determine the number of shares of common stock to be issued for such accrued and unpaid dividends.

Liquidation Preference

In the event of any liquidation the holders of record of shares of Preferred Stock will be entitled to receive, prior and in preference to any distributions of any assets of the Company to the holders of the common stock out of the assets of the Company legally available therefore, three dollars ($3.00) per share of Preferred Stock, plus accrued and unpaid dividends on each share of Preferred Stock.

Redemption

At the option of the holder and upon written notice to the Company, the Preferred Stock will be redeemable at any time after August 1, 2018 at the liquidation Price plus all declared and unpaid dividends. In addition, the Company will have an ongoing right to purchase all or any portion of the outstanding shares of the Preferred Stock.

Voting Rights

Generally, holders of shares of Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters submitted to a vote of the stockholders and are entitled to fifteen (15) votes for each share of Preferred Stock held on the record date for the determination of the stockholders entitled to vote or, if no record date is established, on the date the vote is taken.

Conversion Rights

Each share of Preferred Stock will convert to one fully paid and nonassessable share of the Company’s common stock at any time at the option of the holder or the Company, subject to adjustments for stock dividends, splits, combinations and similar events. If the closing price on all domestic securities exchanges on which the Common Stock may at the time be listed exceeds six dollars ($6.00) per share for thirty (30) consecutive trading days and the daily trading volume of the common stock is at least twenty thousand (20,000) shares for that same period, each share of Preferred Stock will automatically convert to one share of the Company’s common stock. The conversion rights require the Company to present the Preferred Stock in the mezzanine level of the accompanying balance sheet.

Stock Options

The Company’s board of directors approved the EVO Transportation and Energy Services, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) pursuant to which a total of 4,250,000 shares of common stock have been reserved for issuance to eligible employees, consultants, and directors of the Company. Further, on August 13, 2018, the Board approved the Company’s Amended 2018 Plan, which amends and restates the Company’s 2018 Stock Incentive Plan. The Amended 2018 Plan increased options available for grant from 4,250,000 to 6,250,000.

The 2018 Plan provides for awards of non-statutory stock options, incentive stock options, and restrictive stock awards within the meaning of Section 422 of the IRC and stock purchase rights to purchase shares of the Company’s common stock.

The 2018 Plan is administered by the board of directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options (generally straight-line over a period of four years), and all other terms and conditions of each award. Stock options have a maximum term of ten years, and it is the Company’s practice to grant options to employees with exercise prices equal to or greater than the estimated fair market value of its common stock.

The board of directors may suspend or terminate the 2018 Plan or any portion thereof at any time, and may amend the 2018 Plan from time to time in such respects as the board of directors may deem advisable in order that incentive awards under the 2018 Plan will conform to any change in applicable laws or regulations or in any other respect the board of directors may deem to be in the best interests of the Company; provided, however, that no amendments to the 2018 Plan will not be effective without approval of the stockholders of the Company if stockholder approval of the amendment is then required pursuant to Section 422 of the Code or the rules of any stock exchange or Nasdaq or similar regulatory body. No termination, suspension or amendment of the 2018 Plan may adversely affect any outstanding incentive award without the consent of the affected participant.

Restricted stock awards are made by the issuance to the participant of the actual shares represented by that grant. Any shares of restricted stock issued are registered in the name of the participant and bear an appropriate legend referring to the terms, conditions, and restrictions applicable to the award. Shares of restricted stock granted under the 2018 Plan may not be sold, transferred, pledged, or assigned until the termination of the applicable period of restriction. After the last day of the period of restriction, shares of restricted stock become freely transferable by the participant. During the period of restriction, a participant holding shares of restricted stock granted under the 2018 Plan may exercise full voting rights with respect to those shares, unless otherwise specified in the applicable award agreement. As of June 30, 2018, there were no shares of restricted stock outstanding.

The fair value of each award is estimated on the date of grant. Stock option values are estimated using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends. The forfeiture rate has been estimated at 25%. During the six months ended June 30, 2018, the Company has recorded stock-based compensation expense of $383,223 associated with stock options. As of June 30, 2018, the Company has estimated approximately $7,664,468 of future compensation costs related to the unvested portions of outstanding stock options.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and revenues and expenses recorded during the reporting periods.

On a periodic basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. For further information on our significant accounting policies, see Note 1 to our condensed consolidated financial statements included in this report.

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Basis of Presentation

These financial statements represent the condensed consolidated financial statements of EVO Transportation & Energy Services, Inc., formerly Minn Shares Inc. (“EVO Inc.” or the “Company”), its wholly owned subsidiaries, Titan CNG LLC (“Titan”), Thunder Ridge Transportation, Inc. (“Thunder Ridge”) and Environmental Alternative Fuels, LLC (“EAF”), Titan’s wholly-owned subsidiaries, Titan El Toro LLC (“El Toro”), Titan Diamond Bar LLC (“Diamond Bar”), and Titan Blaine, LLC (“Blaine”), Thunder Ridge’s wholly-owned subsidiary, Thunder Ridge Logistics, LLC, and EAF’s wholly-owned subsidiary, EVO CNG, LLC (“EVO CNG”).

On June 1, 2018, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Billy (Trey) Peck Jr. (“Peck”) pursuant to which the Company acquired all of the issued and outstanding shares (the “TRT Shares”) in Thunder Ridge Transport, Inc., a Missouri corporation (“Thunder Ridge”), from Peck and Thunder Ridge became a wholly-owned subsidiary of the Company. Thunder Ridge is based in Springfield, Missouri and is engaged in the business of fulfilling government contracts for freight trucking services.

Going Concern

The Company is an early stage company in the process of acquiring several businesses with highway contract routes operated for the USPS and CNG fuel stations. As of June 30, 2018, the Company has a working capital deficit of approximately $8.3 million and negative equity of approximately $6.4 million. In addition, the Company is in violation of its bank covenants. Management anticipates rectifying these covenant violations with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

During April 2018, the Company paid the working capital notes - related party of $250,000 in full.

On April 2, 2018, the Company and a related party note holder agreed to extend the maturity date of the $3,800,000 promissory note through July 2019.

On April 13, 2018, the Company consummated the following transactions:

The Company issued 275,583 common shares in exchange for certain subordinated convertible senior notes payable to stockholders in the aggregate principal amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

The Company issued 272,777 common shares in exchange for the subordinated convertible junior notes payable to stockholders in the aggregate principal amount of approximately $1,363,858, with the per share price for shares of common stock equal to $5.00.

On May 14, 2018, the Company issued 93,400 common shares in exchange for accounts payable and related party accounts payable of approximately $280,200, with the per share price of shares of common stock equal to $3.00.

On July 20, 2018, the Company entered into a Secured Convertible Promissory Note Purchase Agreement (the “Purchase Agreement”) with a Minnesota limited liability company (the “Holder”), pursuant to which the Company sold a secured convertible promissory note in the principal amount of $3,000,000 to the Holder.

On July 29, 2018, Thunder Ridge a wholly owned subsidiary of the Company, won three new four-year transportation services contracts with the USPS, under which Thunder Ridge will provide domestic surface transportation services to the USPS at its offices located in Santa Clarita, California, Baton Rouge, Louisiana, and Flint, Michigan.

On July 31, 2018, the Company agreed to pay approximately $1,072,000 of principal and interest to the subordinated convertible senior notes payable to stockholders.

During August 2018, the Company entered into subscription agreements effective as of July 31,2018 to issue 187,462 units (the “Units”) at a price of $2.50 per Unit in exchange for the promissory notes – stockholders in the aggregate principal amount of $468,655. Each Unit consists of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to revenue recognition, goodwill, business combinations, and long-lived intangible asset valuations and impairment assessments, debt discount, purchase price allocation related to the Thunder Ridge acquisition, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of the accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company has recorded an allowance of $36,000 and $37,007, respectively.

Goodwill and Intangibles

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. For the year ended December 31, 2017 the Company’s evaluation of goodwill resulted in an impairment of $3,993,730. The Company’s evaluation of goodwill for the six months ended June 30, 2018 resulted in no impairment.

Intangibles

Intangible assets consist of finite lived and indefinite lived intangibles. The Company’s finite lived intangibles include favorable leases, customer relationships and trade names. Finite lived intangibles are amortized over their estimated useful lives. For the Company’s lease related intangibles, the estimated useful life is based on the agreement of a one-time payment of $1 and the term of the mortgages, of the properties owned by the Company of approximately five years. For the Company’s trade names and customer list the estimated lives are based on the life cycle of a customer of approximately 5 years, The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present. For the year ended December 31, 2017 the test results indicated an impairment of $106,270 to customer lists. The Company’s evaluation of intangibles for the six months ended June 30, 2018 resulted in no impairment.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company assesses the useful lives and possible impairment of the fixed assets when an event occurs that may trigger such review. Factors considered important which could trigger a review include:

●	Significant under performance of the stations relative to historical or projected future operating results;

●	Significant negative economic trends in the CNG industry or freight trucking services; and

●	Identification of other impaired assets within a reporting unit.

During the year ended December 31, 2017, the Company recorded asset impairment charges of $806,217 related to El Toro. No triggering events occurred during the six months ended June 30, 2018 that required an impairment analysis for long-lived assets. Accordingly, no impairment loss was recorded.

Adoption of the New Revenue Standard

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) (“Topic 606” or “new guidance”) retrospectively. The adoption of Topic 606 did not have a material impact to our condensed consolidated financial statements. The adoption of the new guidance does not impact revenue recognition. The new guidance has no impact on the timing or classification of the Company’s cash flows as reported in the Condensed Consolidated Statement of Cash Flows and is not expected to have a significant impact on the Company’s Condensed Consolidated Statement of Operations in future periods. The Company did not record any adjustments applying Topic 606.

Revenue Recognition

The Company recognizes revenue for CNG when control of the promised goods is transferred to its customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for the goods. The Company is generally the principal in its customer contracts as it has control over the goods prior to their being transferred to the customer, and as such, revenue is recognized on a gross basis. The Company disaggregates revenue by station, as we believe this best depicts the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in Topic 606. The performance obligations that comprise a majority of the Company’s total CNG revenue consist of sale of fuel to a customer. The primary method used to estimate the standalone selling price for fuel is observable standalone sales, and the primary method used to estimate the standalone selling.

The Company’s CNG revenue is sold pursuant to contractual commitments. These contracts typically include a stand-ready obligation to supply natural gas daily. The Company recognizes revenue over time for the fuel sales because the customer receives and consumes the benefits provided by the Company’s performance as the stand-ready obligations are being performed.

Payment terms and conditions vary by contract type. For substantially all the Company’s contracts under which it receives volume-related revenue, the timing of revenue recognition does not differ from the timing of invoicing. As a result, the Company has determined these contracts generally do not include a significant financing component.

There was no impairment loss recognized on any of the CNG receivables arising from customer contracts for the six months ended June 30, 2018.

Thunder Ridge generates revenue from transportation services under contracts with customers, generally on a rate per mile basis from the point of origin to the destination of the delivery. The Company’s performance obligation arises from the annualized contract to transport a customer’s freight and is satisfied upon delivery. The transaction price is based on the awarded agreement for the multi-year contract that adjusts monthly for fuel pricing indexes. Each delivery represents a distinct service that is a separately identified performance obligation for each contract. The Company often provides additional deliveries for customers outside the annual contract. That revenue is recognized upon delivery on a rate per mile basis.

Revenues are recognized over time as satisfaction of the promised contractual delivery agreement is completed, in an amount that reflects the rate per mile set in the contract. The revenue recognition methods described align with the recognition of our associated expenses contained in the statement of operations.

Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards

See Note 1 to our condensed consolidated financial statements included in this report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive and principal financial officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e), as of the end of the period subject to this Report based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, the Company’s management, including its principal executive and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 17, 2018. Notwithstanding the material weaknesses that existed as of December 31, 2017 and June 30, 2018, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On January 22, 2018, certain holders of Senior Bridge Notes initiated a lawsuit in the District Court of Hennepin County, Minnesota against the Company, certain of its subsidiaries and Scott Honour, Kirk Honour, and John Yeros. The complaint alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud/fraudulent misrepresentation, successor liability, unjust enrichment, and breach of fiduciary duty, and sought money damages, interest, costs, disbursements, attorneys’ fees and other equitable relief. On July 31, 2018, the Company agreed to pay approximately $1,072,000 of principal and interest to the subordinated convertible Senior Bridge Notes payable to stockholders.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Appointment of Directors

On August 13, 2018, Arthur B. Laffer, Ph.D., R. Scott Wheeler, and Scott Smith were elected as members of the board of directors (the “Board”) of the Company. Mr. Smith is expected to serve as chair of the compensation committee of the Board upon formation of the compensation committee. Simultaneously with the appointment of Messrs. Laffer, Wheeler, and Smith, the Board took action to increase the number of directors constituting the entire board to seven directors pursuant to the Company’s bylaws. There are no related party transactions involving Messrs. Laffer, Wheeler, or Smith that are reportable under Item 404(a) of Regulation S-K.

In connection with their appointment to the Board, the Company granted stock options to purchase 100,000 shares of the Company’s common stock as described in greater detail below to each of Messrs. Laffer, Wheeler, and Smith.

Stock Option Plan and Option Grants

On August 13, 2018, the Board approved the Company’s Amended and Restated 2018 Stock Incentive Plan (the “Amended 2018 Plan”), which amends and restates the Company’s 2018 Stock Incentive Plan. The principal provisions of the Amended 2018 Plan are summarized below. This summary is not a complete description of all the Amended 2018 Plan’s provisions, and is qualified in its entirety by reference to the Amended 2018 Plan, which is filed as an exhibit to this quarterly report. Capitalized terms used but not defined herein will be as defined in the Amended 2018 Plan.

Administration

The Board will initially be the administrator of the Amended 2018 Plan, but the Board may delegate the administration of the Amended 2018 Plan to a committee of the Board. The Board and any Committee to which it may delegate the administration of the Amended 2018 Plan are collectively referred to in the Amended 2018 Plan as the “Administrator.”

The Administrator may delegate to one or more Committees and/or sub-Committees, or to one or more officers of the Company such administrative duties or powers as it may deem advisable. The Administrator may, by resolution, authorize one or more officers of the Company to do one or both of the following on the same basis as the Administrator: (i) designate employees to be recipients of awards under the Amended 2018 Plan and (ii) determine the size of any such awards; provided, however, that the Committee may not delegate such responsibilities to any such officer for awards granted to an employee who is an officer or director of the Company or the beneficial owner of more than 10% of the Company’s common stock; the resolution providing such authorization sets forth the total number of awards such officer(s) may grant; and the officer(s) must report periodically to the Administrator regarding the nature and scope of the awards granted pursuant to the authority delegated.

Except as otherwise provided in the Amended 2018 Plan, the Administrator will have all of the powers vested in it under the provisions of the Amended 2018 Plan, including but not limited to exclusive authority to determine, in its sole discretion, whether an award will be granted; the individuals to whom, and the time or times at which, awards will be granted; the number of shares subject to each award; the exercise price of Options granted hereunder; and the performance criteria, if any, and any other terms and conditions of each award. The Administrator will have full power and authority to administer and interpret the Amended 2018 Plan, to make and amend rules, regulations and guidelines for administering the Amended 2018 Plan, to prescribe the form and conditions of the respective Agreements evidencing each award (which may vary from Participant to Participant), to amend or revise Agreements evidencing any award (to the extent the amended terms would be permitted by the Amended 2018 Plan and provided that no such revision or amendment, except as is authorized in Section 14 of the Amended 2018 Plan, may impair the terms and conditions of any award that is outstanding on the date of such revision or amendment to the material detriment of the Participant in the absence of the consent of the Participant), and to make all other determinations necessary or advisable for the administration of the Amended 2018 Plan (including to correct any defect, omission or inconsistency in the Amended 2018 Plan or any Agreement, to the extent permitted by law and the Amended 2018 Plan). The Administrator’s interpretation of the Amended 2018 Plan, and all actions taken and determinations made by the Administrator pursuant to the power vested in it under the Amended 2018 Plan will be conclusive and binding on all parties concerned.

Eligibility

Any employee, director, or consultant may participate in the Amended 2018 Plan; provided, however, that only employees are eligible to receive incentive stock options. Additionally, the Company may grant certain performance-based awards to “covered employees” in compliance with Section 162(m) of the Internal Revenue Code. These covered employees include our executive officers. Section 162(m) generally limits the corporate tax deduction for compensation paid to executive officers that is not “performance-based” to $1,000,000 per executive officer. “Performance-based” compensation meeting certain requirements is not counted against the $1,000,000 limit and generally remains fully deductible for tax purposes.

Shares Available for Awards

The stock to be awarded or optioned under the Plan (the “share authorization”) will consist of authorized but unissued or reacquired shares of common stock. The maximum aggregate number of shares of common stock reserved and available for awards under the Amended 2018 Plan is 6,250,000 shares, subject to adjustment for any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture or extraordinary dividend (including a spin-off) or any other similar change in the corporate structure or shares of the Company. Any adjustment determination made by the Administrator will be final, binding and conclusive.

Type of Awards and Terms and Conditions

The Amended 2018 Plan provides that the Administrator may grant awards to eligible participants in any of the following forms, subject to such terms, conditions and provisions as the Administrator may determine to be necessary or desirable:

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

Amendments of the Amended 2018 Plan

The Board may from time to time, insofar as permitted by law, suspend or discontinue the Amended 2018 Plan or revise or amend it in any respect. However, to the extent required by applicable law or regulation or as except as provided under the Amended 2018 Plan itself, the Board may not, without stockholder approval, revise or amend the Amended 2018 Plan to (i) materially increase the number of shares subject to the Amended 2018 Plan, (ii) change the designation of participants, including the class of employees, eligible to receive awards, (iii) decrease the price at which options or stock appreciation rights may be granted, (iv) cancel, regrant, repurchase for cash, or replace options or stock appreciation rights that have an exercise price in excess of the fair market value of the common stock with other awards, or amend the terms of outstanding options or stock appreciation rights to reduce their exercise price, (v) materially increase the benefits accruing to participants under the Amended 2018 Plan, or (vi) make any modification that will cause incentive stock options to fail to meet the requirements of Internal Revenue Code Section 422.

Term

The Administrator may grant awards pursuant to the Amended 2018 Plan until it is discontinued or terminated; provided, however, that ISOs may not be granted after August 13, 2028.

Change of Control

Unless otherwise provided in the terms of an award, upon a change of control of the Company, as defined in the Amended 2018 Plan, the Administrator may provide for one or more of the following: (i) the acceleration of the exercisability, vesting, or lapse of the risks of forfeiture of any or all awards (or portions thereof); (ii) the complete termination of the Amended 2018 Plan and the cancellation of any or all awards (or portions thereof) that have not been exercised, have not vested, or remain subject to risks of forfeiture, as applicable in each case as of the effective date of the change of control; (iii) that the entity succeeding the Company by reason of such change of control, or the parent of such entity, must assume or continue any or all awards (or portions thereof) outstanding immediately prior to the change of control or substitute for any or all such awards (or portions thereof) a substantially equivalent award with respect to the securities of such successor entity, as determined in accordance with applicable laws and regulations; or (iv) that participants holding outstanding awards will become entitled to receive, with respect to each share of common stock subject to such award (whether vested or unvested, as determined by the Administrator pursuant to the Amended 2018 Plan) as of the effective date of any such change of control, cash in an amount equal to (1) for participants holding options or stock appreciation rights, the excess of the fair market value of such common stock on the date immediately preceding the effective date of such change of control over the exercise price per share of options or stock appreciation rights, or (2) for participants holding awards other than options or stock appreciation rights, the fair market value of such common stock on the date immediately preceding the effective date of such change of control. The Administrator need not take the same action with respect to all awards (or portions thereof) or with respect to all participants.

Payment

Upon exercise of an option granted under the Amended 2018 Plan, and as permitted in the Administrator’s discretion, the option holder may pay the exercise price in cash (or cash equivalent), by surrendering previously-acquired unencumbered shares of Company common stock, by withholding shares of Company common stock from the number of shares that would otherwise be issuable upon exercise of the option (e.g., a net share settlement), through broker-assisted cashless exercise (if compliant with applicable securities laws and any insider trading policies of the Company), another form of payment authorized by the Administrator, or a combination of any of the foregoing. If the exercise price is paid, in whole or in part, with Company common stock, the then-current fair market value of the stock delivered or withheld will be used to calculate the number of shares required to be delivered or withheld.

Transfer Restrictions

Unless permitted by law and expressly permitted by the Amended 2018 Plan or underlying award agreement, no award will be transferable, other than by will or by the laws of descent and distribution. The Administrator may permit a recipient of a non-qualified stock option to transfer the award by gift to his or her “immediate family” or to certain trusts or partnerships (as defined and permitted by applicable federal securities law).

Forms of Agreement

The Administrator has approved forms of agreement to govern incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units. The foregoing summaries of the Amended 2018 Plan and the forms of the agreements do not purport to be complete and are qualified in their entirety by reference to the text of the Amended 2018 Plan and to the text of the forms of agreement, all of which are filed as exhibits to this quarterly report.

Option Grants

On August 13, 2018, the Company granted 10-year non-qualified stock options to purchase shares of the Company’s common stock pursuant to the Amended 2018 Plan as follows:

Name	Options Granted
Michael Zientek	200,000
Arthur B. Laffer, Ph.D.	100,000
R. Scott Wheeler	100,000
Scott Smith	100,000

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

Exchange of Convertible Promissory Notes

On August 20, 2018, the Company entered into subscription agreements effective as of July 31, 2018 to issue 187,462 units (the “Units”) at a price of $2.50 per Unit in exchange for 12% Convertible Promissory Notes in the aggregate principal amount of approximately $468,655 held by Joseph H. Whitney, The Globe Resources Group, LLC, and Richard E. Gilbert. Each Unit consists of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company did not pay any commissions in connection with the sale of these Units.

The Units were offered and sold as part of a private placement solely to “accredited investors” as that term is defined under Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

The foregoing summary of the material terms of the subscription agreement and warrant is not complete and is qualified in its entirety by reference to the form of subscription agreement and form of warrant included as exhibits to this quarterly report.

Item 6. Exhibits.

See the Exhibit Index immediately following the signature page to this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: August 24, 2018	By:	/s/ John P. Yeros
John P. Yeros
Chief Executive Officer
Principal Executive Officer

Date: August 24, 2018	By:	/s/ Michael Zientek
Michael Zientek
Chief Financial Officer
Principal Financial and Accounting Officer

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended JUNE 30, 2018

Exhibit	Description
2.1	Equity Purchase Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr.(1)
10.1	Promissory Note dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (1)
10.2	Stock Pledge Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (1)
10.3	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc., Thunder Ridge Transport, Inc., and Billy (Trey) Peck Jr. (1)
10.4	Employment Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (1)
10.5	Subscription Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (1)
10.6	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($3.00) (1)
10.7	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($5.00) (1)
10.8	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($7.00) (1)
10.9	Confidential Settlement Agreement and Mutual Release dated July 31, 2018 by and among Red Ocean Consulting, LLC, Brenton Hayden, Richard H. Enrico Revocable Trust dated June 9, 1998, Richard H. Enrico, Titan CNG, LLC, Titan El Toro, LLC, Titan Diamond Bar, LLC, Titan Blaine, LLC, Kirk Honour, Scott Honour, and EVO Transportation & Energy Services, Inc.(1)
10.10	Note Purchase Agreement dated July 20, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (2)
10.11	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (2)
10.12	Warrant dated July 20, 2018 issued to Dan Thompson II LLC ($2.50) (2)
10.13	Employment Agreement dated July 25, 2018 between EVO Transportation & Energy Services, Inc. and Michael Zientek. (2)
10.14	Form of Subscription Agreement (3)
10.15	Form of EVO Transportation & Energy Services, Inc. Option Agreement*
10.16	EVO Transportation & Energy Services, Inc. 2018 Stock Incentive Plan*
10.17	Form of Subscription Agreement (Convertible Note Conversion)*
10.18	Form of Warrant*
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

(1)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 7, 2018 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 6, 2018 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 18, 2018 and incorporated herein by reference.

