Form 10-Q
period 2018-09-30
EVO Transportation & Energy Services, Inc.
filed 2018-11-15
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 15, 2018, there were 2,758,530 shares of the registrant’s common stock, par value $0.0001, outstanding.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

i

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$1,121,565	$83,867
Accounts receivable, net	3,494,182	150,419
Federal alternative fuels tax credit receivable	580,316	648,029
Inventory	1,643	1,675
Prepaid assets	405,140	-
Total current assets	5,602,846	883,990
Non-current assets
Property, equipment and land, net	7,575,256	7,740,423
Goodwill and intangibles	6,221,248	345,284
Assets available for sale	240,000	240,000
Deposits and other long-term assets	327,053	132,940
Total non-current assets	14,363,557	8,458,647
Total assets	$19,966,403	$9,342,637
Liabilities and Stockholders’ Deficit
Current liabilities
Lines-of-credit	$421,739	$-
Accounts payable	1,181,671	1,784,049
Accounts payable - related party	337,345	409,838
Accrued expenses	3,963,323	1,178,616
Accrued interest - related party	730,000	917,526
Advances from related parties	370,359	370,359
Series A Preferred stock and dividend	311,178	-
Derivative liability	14,728	32,186
Factored accounts receivable	1,710,889	-
Promissory note - stockholder	2,494,870	-
Current portion of long-term debt	997,457	1,093,691
Subordinated convertible senior notes payable to stockholders	-	1,421,556
Working capital notes - related party	-	250,000
Total current liabilities	12,533,559	7,457,821
Non-current liabilities
Convertible promissory notes - related parties, net unamortized discount of $3,905,833 (2018) and $4,257,358 (2017)	5,594,167	5,242,642
Senior promissory note - related party	3,800,000	3,800,000
Promissory note - related party	4,000,000	4,000,000
Secured convertible promissory notes, net unamortized discount of $2,622,106 (2018) and $0 (2017) and debt issuance costs of $481,238 (2018) and $0 (2017)	901,656	-
Long term debt, less current portion	148,293	-
Fuel discount advance	989,076	-
Long term subordinated convertible notes payable to stockholders	-	1,166,373
Convertible promissory notes - related party	-	437,505
Derivative liability, less current portion	-	11,420
Deferred rent	-	2,206
Total non-current liabilities	15,433,192	14,660,146
Total liabilities	27,966,751	22,117,967
Series A Redeemable Preferred stock, $.0001 par value; 10,000,000 shares authorized, 100,000 (2018) and 0 (2017) shares issued and outstanding	10	-
Commitments and contingencies
Stockholders’ deficit
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,758,530 (2018) and 429,308 (2017) shares issued and outstanding	276	43
Additional paid-in capital	11,844,682	1,299,980
Accumulated deficit	(19,845,316)	(14,075,353)
Total stockholders’ deficit	(8,000,358)	(12,775,330)
Total liabilities and stockholders’ deficit	$19,966,403	$9,342,637

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Trucking	$8,235,295	$-	$10,212,227	$-
CNG	414,609	622,073	1,111,629	1,692,787
Total revenue	8,649,904	622,073	11,323,856	1,692,787

Cost of sales
Trucking	8,586,471	-	10,558,330	-
CNG	340,909	316,433	837,160	870,517
Total cost of goods sold	8,927,380	316,433	11,395,490	870,517

Gross profit	(277,476)	305,640	(71,634)	822,270

Operating expenses
General and administrative	1,571,238	356,666	3,578,960	1,317,993
Depreciation and amortization	100,008	148,353	509,610	499,639
Loss on impairment of fixed assets	-	679,535	-	679,535
Total operating expense	1,671,246	1,184,554	4,088,570	2,497,167

Other expense
Interest expense	(782,944)	(244,721)	(1,553,129)	(879,595)
Realized and unrealized (loss) gain on derivative liability, net	17,327	(30,125)	28,878	47,210
Warrant expense	(198,626)	(77,500)	(589,158)	(77,500)
Gain on extinguishment of related party interest	-	-	157,330	-
Gain on extinguishment of liabilities	-	-	657,498	-
Total other expense	(964,243)	(352,346)	(1,298,581)	(909,885)

Net loss	$(2,912,965)	$(1,231,260)	$(5,458,785)	$(2,584,782)
Series A Redeemable Preferred stock	(300,000)	-	(300,000)	-
Net loss available to stockholders	$(3,212,965)	$(1,231,260)	$(5,758,785)	$(2,584,782)

Basic weighted average common shares outstanding	1,409,249	420,804	1,100,800	420,804
Basic loss per common share	$(2.28)	$(2.93)	$(5.23)	$(6.14)

Diluted weighted average common shares outstanding	1,409,249	420,804	1,100,800	420,804
Diluted loss per share	$(2.28)	$(2.93)	$(5.23)	$(6.14)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(5,458,785)	$(2,584,782)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for doubtful accounts	(37,007)	-
Depreciation and amortization	509,610	499,639
Deferred rent	(2,206)	3,308
Interest expense converted to promissory notes - related party	31,150	-
Loss on impairment of assets	-	679,535
Unrealized loss on derivative liability	20,579	23,677
Realized loss on derivative instrument	(49,457)	(70,887)
Accretion of debt discount	590,611	231,094
Series A Preferred Stock issued for services	300,000	-
Warrant expense	589,158	77,500
Stock based compensation	792,924	-
Amortization of financing costs	43,749	-
Gain on extinguishment of liabilities	(657,498)	-
Gain on extinguishment of related party interest	(157,330)	-
Common stock issued for debt	-	13,187
Changes in assets and liabilities
Accounts receivable	(1,245,242)	(367,057)
Federal alternative fuels tax credit receivable	67,713	13,000
Other assets	(244,065)	(5,358)
Accounts payable	(462,258)	502,919
Accounts payable - related party	(72,493)	149,276
Accrued expenses	1,211,128	50,259
Accrued interest related party	234,691	297,287
	1,463,757	2,097,379
Net cash used in operating activities	(3,995,028)	(487,403)
Cash flows from investing activities
Construction in progress	-	(144,827)
Cash deficit acquired from Thunder Ridge Transport, Inc.	(229,736)	-
Net cash used in investing activities	(229,736)	(144,827)
Cash flows from financing activities
Proceeds from sale of common stock and issuance of warrants	2,500,000	-
Proceeds from secured convertible promissory notes	4,005,000	-
Debt issuance costs	(524,987)	-
Payments on working capital notes - related party	(250,000)	-
Payments of principal on long-term debt	(134,957)	(70,519)
Payments on fuel advance	(7,674)	-
Payments on promissory note - stockholder	(5,130)	-
Payments on promissory note - related party	-	(11,685)
Payments on subordinated convertible senior notes payable to stockholders	(800,000)	-
Advances from factoring	480,210	-
Proceeds from sale of common stock and issuance of warrants	-	310,000
Subordinated convertible senior notes payable to members	-	400,000
Advances from related party	-	70,258
Net cash provided by financing activities	5,262,462	698,054
Net increase in cash and cash equivalents	1,037,698	65,824
Cash and cash equivalents - beginning of year	83,867	24,944
Cash and cash equivalents - end of period	$1,121,565	$90,768

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Supplemental disclosure of cash flow information:

Cash paid for interest for the nine months ended September 30, 2018 and 2017 was $428,797 and $363,476, respectively.

Supplemental disclosure of non-cash activity:

On June 1, 2018, the Company acquired Thunder Ridge Transport, Inc. to further its strategy to acquire existing companies with highway contract routes operated for the United States Postal Service (“USPS”). The following is the preliminary allocation of the assets and liabilities as of June 1, 2018:

Cash	(229,736)
Accounts receivable, net	2,061,514
Accounts receivable other	68,074
Prepaids	81,969
Goodwill	6,002,275
Deposits	205,113
Property and equipment	218,132
Lines-of-credit	(421,739)
Accounts payable	(797,578)
Other accrued liabilities	(1,573,579)
Factored accounts receivable	(1,230,679)
Fuel advance	(996,750)
Long-term debt	(187,016)
Promissory note - stockholder	(2,500,000)
Common stock	(700,000)

On February 1, 2017, the Company acquired EVO CNG, LLC to further its business model to acquire existing CNG stations. The following is the allocation of the assets and liabilities as of February 1, 2017:

Prepaids	$32,118
Goodwill	3,993,730
Customer list	220,000
Trade mark	86,000
Favorable lease	307,000
Property, equipment and land	8,154,667
Deposits and other long-term assets	152,117
Derivative liability	(82,632)
Promissory notes - related party	(8,050,000)
Convertible promissory note - related party	(9,500,000)
Debt discount	4,687,000

During the nine months ended September 30, 2018, the Company declared a Series A Redeemable Preferred Stock dividend in the amount of $11,178.

During the nine months ended September 30, 2018, the Company issued Series A Redeemable Preferred Stock that can be redeemed for $300,000.

During the nine months ended September 30, 2018, the Company converted $688,958 of Senior Bridge notes and related interest into 275,583 shares of common stock.

During the nine months ended September 30, 2018, the Company converted $1,363,858 of Junior Bridge notes and related interest into 272,777 shares of common stock.

During the nine months ended September 30, 2018, the Company converted $280,200 of accounts payable into 93,400 shares of common stock.

During the nine months ended September 30, 2018, the Company converted $468,655 of Convertible promissory notes - related party and the related interest into 187,462 shares of common stock.

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

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

The Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows included in this report are unaudited and have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2018 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with our financial statements and notes thereto included in our Annual Report on form 10-K for the year ended December 31, 2017. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses with highway contract routes operated for the USPS and CNG fuel stations. As of September 30, 2018, the Company has a working capital deficit of approximately $6.9 million and negative equity of approximately $8.0 million. In addition, the Company is in violation of its bank covenants. Management anticipates rectifying these covenants with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

On April 2, 2018, the Company and a related party note holder agreed to extend the maturity date of the $3,800,000 promissory note through July 2019.

On April 13, 2018, the Company consummated the following transactions:

The Company issued 275,583 common shares in exchange for certain subordinated convertible senior notes payable to stockholders in the aggregate principal and interest amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

The Company issued 272,777 common shares in exchange for the subordinated convertible junior notes payable to stockholders in the aggregate principal and interest amount of $1,363,858, with the per share price for shares of common stock equal to $5.00.

On May 14, 2018, the Company issued 93,400 common shares in exchange for accounts payable and related party accounts payable of $280,200, with the per share price of shares of common stock equal to $3.00.

In July 2018, the Company entered into a Secured Convertible Promissory Note Purchase Agreement, pursuant to which the Company sold secured convertible promissory notes in the principal amount of $4,005,000 during July and August 2018.

Thunder Ridge won seven new four-year transportation services contracts with the USPS, under which Thunder Ridge will provide domestic surface transportation services to the USPS at its offices located in Santa Clarita, California, Baton Rouge, Louisiana, Flint, Michigan, Austin, Texas, the Northern Bay in California, Baltimore, Maryland and Pensacola, Florida.

On July 31, 2018, the Company paid approximately $1,072,000 of principal and interest to the subordinated convertible senior notes payable to stockholders.

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

Note 1 - Description of Business and Summary of Significant Accounting Policies

The Company is a holding company based in Peoria, Arizona that owns three operating subsidiaries; Titan, Thunder Ridge and EAF, which are in the businesses of compressed natural gas (“CNG”) service stations or fulfilling USPS contracts for freight trucking services.

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

Thunder Ridge was founded in Missouri in 2000. Its primary business is interstate highway contract routes operated for the USPS.

EVO, Inc. was incorporated in the State of Delaware on October 22, 2010.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of EVO, Inc. and its subsidiaries Titan, Thunder Ridge, and EAF. Titan’s wholly owned subsidiaries are El Toro, Diamond Bar and Blaine, Thunder Ridge’s wholly owned subsidiary is Thunder Ridge Logistics, LLC and EAF’s wholly owned subsidiary is EVO CNG. All intercompany accounts and transactions have been eliminated in consolidation.

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

The condensed consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to revenue recognition, goodwill along with long-lived intangible asset valuations and fixed asset impairment assessments, debt discount, beneficial conversion feature, contingencies, purchase price allocation related to the Thunder Ridge acquisition, and going concern. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of the accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. For the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company has recorded an allowance of $26,000 and $37,007, respectively.

Federal Alternative Fuels Tax Credit receivable

Federal Alternative Fuels Tax Credit (“AFTC”) (formerly known as Volumetric Excise Tax Credit) receivable are the excise tax refunds to be received from the Federal Government for CNG fuel sales.

For 2017, the AFTC credit was $0.50 per gasoline gallon equivalent of CNG that is sold as a vehicle fuel. This incentive originally expired on December 31, 2016, but was retroactively extended through December 31, 2017 as part of the Bipartisan Budget Act of 2018.

Concentrations of Credit Risk

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk. As of September 30, 2018, and 2017, one and four customers accounted for 99% and 84% of the Company’s total accounts receivable, and one and four customers accounted for and 98% and 84% of the Company’s total revenues for the nine months ended September 30, 2018 and 2017, respectively.

Thunder Ridge generated revenues from four different contract locations, which represent approximately 33%, 14%, 11% and 11%, respectively, of total revenues for the four months ended September 30, 2018.

For the four months ended September 30, 2018, Thunder Ridge had one vendor accounting for 12% of total accounts payable.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Prepaid Assets

Prepaid expenses consist primarily of insurance and other expenses paid in advance.

Goodwill and Intangibles

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. For the year ended December 31, 2017 the Company’s evaluation of goodwill resulted in an impairment of $3,993,730. The Company’s evaluation of goodwill for the nine months ended September 30, 2018 resulted in no impairment.

Intangibles

Intangible assets consist of finite lived and indefinite lived intangibles. The Company’s finite lived intangibles include favorable leases, customer relationships, non-compete agreement and the trade names. Finite lived intangibles are amortized over their estimated useful lives. For the Company’s lease related intangibles, the estimated useful life is based on the agreement of a one-time payment of $1 and the term of the mortgages, of the properties owned by the Company of approximately five years. For the Company’s trade names and customer list the estimated lives are based on life cycle of a customer of approximately five years. The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present. For the year ended December 31, 2017 the test results indicated an impairment of $106,270 to customer lists. The Company’s evaluation of intangibles for the nine months ended September 30, 2018 resulted in no impairment.

Deposits

Deposits consist of security deposits for leases on trucks, trailers and property, repairs and maintenance, and other deposits which are contractually required and of a long-term nature.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include but, are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company assesses the useful lives and possible impairment of the fixed assets or goodwill and intangibles when an event occurs that may trigger such review. Factors considered important which could trigger a review include:

Significant under-performance of the stations or transportation service contracts relative to historical or projected future operating results;

Significant negative economic trends in the CNG industry or freight trucking services industry; and

Identification of other impaired assets within a reporting unit.

During the year ended December 31, 2017, the Company recorded asset impairment charges of $806,217 related to El Toro and $4,100,000 impairment of goodwill and customer lists related to EVO CNG, LLC. No triggering events occurred during the nine months ended September 30, 2018 that required an impairment analysis for long-lived assets. Accordingly, no impairment loss was recorded.

Debt Issuance Costs

Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the net carrying value of secured convertible promissory notes in the condensed consolidated balance sheet, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized debt issuance costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt. Unamortized debt issuance costs were $481,238 and $0 as of September 30, 2018 and 2017, respectively.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three months ended		Nine months ended
	September		September
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Stock-based awards	500,000	-	4,600,000	-
Warrants	617,462	-	3,132,796	103,334
Secured convertible promissory notes	402,000	-	1,602,000	-
Preferred Series A	-	-	100,000	-

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

There was no impairment loss recognized on any of the CNG receivables arising from customer contracts for the nine months ended September 30, 2018.

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

Revenues are recognized over time as satisfaction of the promised contractual delivery agreements are completed, in an amount that reflects the rate per mile set in the contract. The revenue recognition methods described align with the recognition of the Company’s associated expenses contained in the statement of operations.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Based on preliminary analysis there are no major revenue adjustments related to Topic 606, but management is continuing to evaluate the guidance.

Gain on Extinguishment of Liabilities and Related Party Interest

Gain on extinguishment of liabilities consists of the gain the Company recognized on the extinguishments of accounts payable that were incurred for which the Company deemed the probability of collection to be remote or that management has negotiated a settlement. The Company recognized a gain on extinguishments of liabilities and related party interest in the amounts of $657,498 and $157,330, respectively for the nine months ended September 30, 2018.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from depreciation and amortization.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. Interest and penalties, if applicable, are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed for the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized.  The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carryovers.

The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including limitations on the deductibility of interest expense and executive compensation, eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized, changing the rules related to uses and limitations of net operating loss carryovers created in tax years beginning after December 31, 2017, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Company’s accounting for the following elements of the Tax Act is incomplete, and it is not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In March 2018, the Financial Accounting Standards Boards (FASB) issued ASU 2018-05, “Income Taxes (Topic 740) which provides for amendments to the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. ASU 2018-05 and SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with ASU 2018-05 and SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. Management has evaluated the relevant provisions of the Tax Act to the Company and accounted for the federal impacts in the financial statements as of September 30, 2018. The state tax provisional amount is subject to change based on how states conform to the Tax Act, as that information is not readily available for certain states at this time. Any revisions to the estimated impacts of the Tax Act will be recorded quarterly until the computations are complete, which is expected to be no later than the fourth quarter of 2018.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350) (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not plan early adoption of this update and does not expect the adoption of the update to materially change its current accounting methods and therefore the Company does not expect the adoption to have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is also largely unchanged from previous guidance. The new rules will be effective for the Company in the first quarter of 2019. The Company is in the process of evaluating the impact the amendment will have on its condensed consolidated financial position or results of operations.

Subsequent Events

The Company has evaluated all subsequent events through the auditors’ report date, which is the date the financial statements were available for issuance. With the exception of those matters discussed in Notes 5 and 13, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

Note 2 - Business Combination

EAF

On February 1, 2017, the Company entered into a securities exchange agreement (the “EAF Exchange Agreement”) with Environmental Alternative Fuels, LLC, a Delaware limited liability company (“EAF”), EVO CNG, LLC, a Delaware limited liability company and a wholly owned subsidiary of EAF, pursuant to which the Company acquired all of the membership interests in EAF (the “EAF Interests”) from the EAF Members. EAF, together with EVO CNG, LLC, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin. The EAF Exchange Agreement further aligns the Company’s business model to acquire existing CNG stations.

As consideration for the EAF Interests, the Company issued a promissory note to an EAF member in the principal amount of $3.8 million (the “Senior Promissory Note”) that bears interest at 7.5%, with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 or a (c) declaration by the noteholder of an event of default under the Senior Promissory Note. During April 2018 the promissory note’s maturity date was extended through July 2019.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Also, as consideration for the EAF Interests, the Company issued convertible promissory notes to the EAF Members in the aggregate principal amount of $9.5 million (the “Convertible Notes”). The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026.

In connection with the closing of the EAF Exchange Agreement, the Company issued a promissory note to a former EAF Member for $4,000,000 with interest at 7.5%, and maturity during February 2020. The note is guaranteed by substantially all the assets of EAF and guaranteed by EVO Inc.

In connection with the closing of the EAF Exchange Agreement, the Company issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum. During April 2018 the notes were paid in full.

Thunder Ridge

On June 1, 2018, pursuant to the Thunder Ridge Purchase Agreement, The Company acquired all of the issued and outstanding shares of Thunder Ridge for total consideration of $2,826,827 as outlined below. Thunder Ridge is based in Springfield, Missouri and is engaged in the business of fulfilling USPS contracts for freight trucking services and includes operations in Missouri, Kansas, Iowa, Tennessee, New York, Pennsylvania, Maryland and Texas. With the acquisition, Thunder Ridge became a wholly-owned subsidiary of EVO, Inc.

The Company expects the acquisition to increase the Company’s scale and improve margins due to combined revenues and operations, which will produce operational synergies with the CNG stations and the freight trucking services, which is the basis for the acquisition and comprises the resulting recording of goodwill. In addition, acquired intangible assets include customer relationships, the trademark and the non-compete agreement. While the Company expects its financial condition to improve after the acquisition, Thunder Ridge has a history of operating losses as well, and the Company has incurred additional debt for this transaction.

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

The Company also agreed to repay the $450,000 lines-of credit on behalf of Thunder Ridge to a bank, Thunder Ridge’s lender, within ten business days following such time as the Company raises at least $40,000,000 in a public or private debt or equity offering. In addition, approximately $2.8 million of Thunder Ridge’s working capital deficit remained outstanding following completion of the transactions contemplated by the Purchase Agreement. The lines-of-credit had a balance of $421,739 on June 1, 2018.

If the Company fails to repay the amounts outstanding under the TR Note or the $450,000 on or before December 31, 2018, Peck has the right to require the Company to return the TR Shares and effectively rescind the sale of the TR Shares to the Company.

As additional consideration for the TR Shares and pursuant to a subscription agreement with Peck, on June 1, 2018, the Company issued to Peck (a) 500,000 shares of common stock, par value $0.0001 per share (“Common Stock”) and (b) the following warrants: (i) a warrant to purchase 333,333 shares of common stock at an exercise price of $3.00 per share (the “$3.00 Warrant”), (ii) a warrant to purchase 333,333 shares of common stock at an exercise price of $5.00 per share (the “$5.00 Warrant”), and (iii) a warrant to purchase 333,333 shares of common stock at an exercise price of $7.00 per share (the “$7.00 Warrant,” and together with the $3.00 Warrant and $5.00 Warrant, the “Warrants”). The Warrants are exercisable as follows: (a) for the $3.00 Warrant, for five years from the first anniversary of the date of issuance, (b) for the $5.00 Warrant, for five years from the second anniversary of the date of issuance, and (c) for the $7.00 Warrant, for five years from the third anniversary of the date of issuance. The common stock issued was valued at $700,000.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

The Company is evaluating whether the goodwill and other intangibles will be deductible for income tax purposes.

The Company has not provided the allocation of intangible assets as required under ASC 805-10-50-2 because the accounting for this business combination was incomplete at the time the financial statements were issued.

The following unaudited table summarizes the preliminary fair value allocation of the assets acquired and liabilities assumed at the acquisition date.

Cash	(229,736)
Accounts receivable, net	2,061,514
Accounts receivable other	68,074
Prepaids	81,969
Goodwill	6,002,275
Deposits	205,113
Property and equipment	218,132
Lines-of-credit	(421,739)
Accounts payable	(797,578)
Other accrued liabilities	(1,573,579)
Factored accounts receivable	(1,230,679)
Fuel advance	(996,750)
Long-term debt	(187,016)
Promissory note – stockholder	(2,500,000)
Common stock	(700,000)

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business combination had occurred on January 1, 2017. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time or that may result in the future.

	Three months ended		Nine months ended
	September		September
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
As reported	$8,649,904	$622,073	$11,323,856	$1,692,787
Proforma	$8,649,904	$8,857,370	$21,645,575	$14,008,982

Net loss
As reported	$(2,912,965)	$(1,231,260)	$(5,458,785)	$(2,584,782)
Proforma	$(2,912,965)	$(1,916,429)	$(6,511,020)	$(3,556,105)

Basic loss per share
As reported	$(2.28)	$(2.93)	$(5.23)	$(6.14)
Proforma	$(2.28)	$(4.55)	$(5.91)	$(8.45)

Note 3 - Balance Sheet Disclosures

Accounts receivable are summarized as follows:

	(Unaudited)
	September 30,	December 31,
	2018	2017
Accounts receivable	$3,520,182	$187,426
Allowance for doubtful accounts	(26,000)	(37,007)
	$3,494,182	$150,419

Property, equipment and land are summarized as follows:

	(Unaudited)
	September 30,	December 31,
	2018	2017
Buildings	$3,849,312	$3,849,312
Equipment	3,329,456	3,329,456
Land	975,899	975,899
Transportation equipment	217,200	-
Computer equipment	37,627	37,627
Field equipment	932	-
	8,410,426	8,192,294
Less accumulated depreciation	(835,170)	(451,871)
	$7,575,256	$7,740,423

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $383,299 and $415,639, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Intangible assets consist of the following:

	(Unaudited)
	September 30,	December 31,
	2018	2017
Goodwill	$9,996,005	$3,993,730
Customer relationships	113,730	113,730
Trade names	86,000	86,000
Favorable leases	307,000	307,000
	10,502,735	4,500,460
Less impairment	(4,100,000)	(4,100,000)
Less amortization	(181,487)	(55,176)
	$6,221,248	$345,284

Amortization expense for the nine months ended September 30, 2018 and 2017 was $126,311 and $84,000, respectively. Future amortization expense will be approximately as follows:

at September 30,
2018 (remainder of the year)	$37,950
2019	111,100
2020	106,000
2021	10,200
$165,250

Accrued expenses consist of the following:

	(Unaudited)
	September 30,	December 31,
	2018	2017
Subcontractor	$1,635,226	$-
Compensation, benefits and related payroll taxes	822,293	72,420
Federal alternative fuels tax credit	507,007	562,513
Professional fees	357,831	479,890
Interest	234,026	9,895
Credit cards	190,127	12,527
Operating expenses	149,269	-
Excise taxes	29,012	-
Other	27,763	28,138
Deferred rent	10,769	13,233
	$3,963,323	$1,178,616

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Note 4 - Related Party Transactions

Accounts Payable - Related Party

The Company’s accounts payable - related party consist of guaranteed payments and expense reimbursement to members. Accounts payable - related party was $337,345 and $409,838 for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

Advances from Related Parties

During the nine months ended September 30, 2018 and the year ended December 31, 2017, an EVO CNG member advanced $332,859 to the Company

During the nine months ended September 30, 2018 and the year ended December 31, 2017, a Titan member advanced $2,000 to the Company.

During the nine months ended September 30, 2018 and the year ended December 31, 2017an El Toro member advanced $35,500 to the Company.

Accrued Interest - Related Party

The Company’s accrued interest - related party is the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $730,000 and $917,526 at September 30, 2018 and December 31, 2017, respectively. During April 2018, the Company converted subordinated convertible junior and senior notes payable to stockholders and related interest of $2,052,816 into 548,360 shares of common stock. As a result of the conversion, the Company realized a gain on the extinguishments of accrued interest of $157,330, which was recognized the nine months ended September 30, 2018.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Segment Reporting

The Company’s two reportable segments are Trucking and CNG Fueling Stations.

Trucking. Trucking is comprised of domestic freight trucking and surface transportation services to the USPS. The USPS grants four-year contracts through a bid process. The Company has 16 contracts in 12 states.

CNG Fueling Stations. The Company operates six CNG fueling stations located in California, Texas, Arizona and Wisconsin. Revenue is derived from agreements with high-volume fleet operators. In most instances each station has a principal customer.

In determining its reportable segments, the Company’s management focuses on financial information, such as operating revenue, operating expense categories, operating ratios and operating income, as well as on key operating statistics, to make operating decisions.

The following table below summarizes operating revenue, operating loss, and depreciation and amortization by segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating revenue
Trucking operating revenue	$8,235,295	$-	$10,212,227	$-

CNG operating revenue	414,609	622,073	1,111,629	1,692,787

Total operating revenue	$8,649,904	$622,073	$11,323,856	$1,692,787

Operating income (loss)
Trucking	$(775,657)	$-	$(1,073,125)	$-

CNG	(251,510)	(878,914)	(464,475)	$(1,674,897)

Total operating loss	$(1,027,167)	$(878,914)	$(1,537,600)	$(1,674,897)

Depreciation and amortization
Trucking	$14,037	$-	$18,716	$-

CNG	85,971	148,353	490,894	499,639

Total depreciation and amortization	$100,008	$148,353	$509,610	$499,639

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Note 6 - Fuel Advance

The Company signed an agreement with a supplier on August 31, 2017 in which $1,000,000 was advanced to the Company during 2017. The advance bears interest at 8.5% and is collateralized by substantially all of the Company’s assets. As the Company purchases fuel from the supplier’s station, the Company reduces its fuel advance liability by $0.25 per gallon. Purchases made during the nine months ended September 30, 2018 and the year ended December 31, 2017 were nominal. With the Thunder Ridge acquisition, the agreement terms were extended from December 31, 2018 to June 2021.

Note 7 - Factoring

Thunder Ridge has entered into an agreement to factor a portion of its accounts receivable. This agreement allows the Company, from time to time, to pledge accounts receivable in an aggregate amount not to exceed $2,000,000. This agreement provides the Company an initial advance of ninety-five percent of the gross amount of each receivable pledged. Upon collection of the receivable, the Company receives an additional residual payment net of fixed and variable financing charges. The Company has $1,710,889 of its accounts receivable pledged that remained uncollected for the nine months ended September 30, 2018. Subsequent to September 30, 2018, the factoring agreement was increased to $3,500,000.

Note 8 - Lines-of-Credit

For the nine months ended September 30, 2018, the Company had two line-of-credit agreements with a bank that provided for a borrowing capacity of approximately $425,000. Amounts outstanding bear interest at 6.75% and are secured by equipment. As of September 30, 2018, the outstanding balance was $421,739. Subsequent to September 30, 2018, the Company paid the $100,000 line-of-credit in full and extended the $321,739 line-of-credit’s maturity to April 2019.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Note 9 - Long-Term Debt

Long-term debt consists of:

	(Unaudited)
	September 30,	December 31,
	2018	2017

$1,300,000 SBA note payable issued December 31, 2014, with interest at 5.5% for the first five years, then adjusted to the SBA LIBOR base rate, plus 2.35% for the remaining five years. The note required interest only payments for the first twelve months and commencing during January 2016 calls for monthly principle and interest payments of $15,288. The note matures March 2024, is secured by substantially all of Titan’s assets and is personally guaranteed by certain stockholders. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. The Company issued 35,491 units (equivalent to 31,203 common shares) in Titan as compensation for the guarantee. The Company was in violation of the note’s covenants as of September 30, 2018 and December 31, 2017.	$982,072	$1,093,691

A promissory note to a former EAF member with interest at 7.5%, with an original maturity during December 2017, ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million or at the discretion of the member. During 2018 the promissory note’s maturity date was extended to July 2019. The promissory note is unsecured.	3,800,000	3,800,000

A promissory note to a former EAF member with interest at 7.5%, with maturity during February 2020. The note is guaranteed by substantially all the assets of EAF and guaranteed by EVO Inc.	4,000,000	4,000,000

Four promissory notes to former EAF members with interest at 1.5%, with maturity during February 2026. The promissory notes are convertible into 1,400,000 shares. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. During the nine months ended September 30, 2018 and the year ended December 31, 2017, the debt discount was $3,905,833 and $4,257,358, respectively.	9,500,000	9,500,000

Five notes payable to banks with interest ranging from 2.99% to 6.92%, with monthly payments of principal and interest ranging between $477 and $1,678, and maturity dates between June 2020 and January 2023. The notes are collateralized by equipment.	163,678	-

$2,500,000 promissory note - stockholder with interest at 6% and a maturity date of the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018 and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge.	2,494,870	-

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

	(Unaudited)
	September 30,	December 31,
	2018	2017

$4,005,000 Secured Convertible Promissory Notes (“Convertible Notes”). The Company paid commissions of $524,987 in connection with the Convertible Notes. The Convertible Notes bear interest at 9%, compounded quarterly, and have a maturity date two years after issuance. The Convertible Notes are secured by all the assets of the Company. The holder may agree, at its discretion, to add accrued interest to the principal balance of the Convertible Notes on the first day of each calendar quarter. The Convertible Notes may not be prepaid prior to the first anniversary of the date of issuance, but may be prepaid without penalty after the first anniversary of the date of issuance.

The Convertible Notes are convertible into shares (the “Note Shares”) of the Company’s common stock at a conversion rate of $2.50 per share of common stock at the Holder’s option: 1) at any time after the first anniversary of the date of issuance or 2) at any time within 90 days after a “triggering event,” including a sale, reorganization, merger, or similar transaction where the Company is not the surviving entity. The Convertible Notes are also subject to mandatory conversion at any time after the first anniversary of the date of issuance if the average volume of shares of common stock traded on the Nasdaq Capital Market, NYSE American Market or a higher tier of either exchange is 100,000 or more for the 10 trading days prior to the applicable date.

The Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter effect such registration. The Company will be required to pay liquidated damages of 1% of the outstanding principal amount of the Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement.

As additional consideration for the Convertible Notes, the Company issued warrants to the Holders to purchase 1,602,000 shares of common stock at an exercise price of $2.50 per share, exercisable for ten years from the date of issuance. The Company recorded a beneficial conversion feature of $2,861,192. The beneficial conversion feature will be amortized to interest expense through the maturity of the Convertible Notes.

During the nine months ended September 30, 2018 the remaining debt discount was $2,622,106. In addition, during the nine months ended September 30, 2018 the remaining debt issuance costs were $481,238.	4,005,000	-

Six subordinated convertible senior notes payable to stockholders (“Senior Bridge Notes”). During April 2018, $621,556 of the Senior Bridge Notes and related interest of $67,402 were converted into 275,583 shares of common stock, with interest forgiveness of $73,741. On July 31, 2018 the remaining Senior Bridge notes were paid in full.	-	1,421,556

Nine subordinated convertible junior notes payable to stockholders (“Junior Bridge Notes”). During April 2018, $1,166,373 of the Junior Bridge Notes and related interest of $197,485 were converted into 272,777 shares of common stock, with interest forgiveness of $83,589.	-	1,166,373

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Three convertible promissory notes to stockholders with interest at 12%. In August 2018, these notes and related interest were exchanged for 187,462 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock exercisable ten years after issuance.	-	437,505

Four promissory notes to former EAF members paid in full during April 2018.	-	250,000

Debt issuance costs	(481,238)	-

Beneficial conversion feature	(2,622,106)	-

Debt discount	(3,905,833)	(4,257,358)
	17,936,443	17,411,767
Less current portion*	(3,492,327)	(2,765,247)
	$14,444,116	$14,646,520

*	Of our total indebtedness of approximately $25,000,000 as of September 30, 2018, $3,492,327 is classified as current debt. The Company is in violation of the covenants related to the SBA loan. The Company has not received a waiver with respect to those covenant violations for the nine months ended September 30, 2018 or December 31, 2017.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Maturities of long-term obligations are as follows:

At September 30,	Related Party Notes	Other Notes	Total
2018 remainder of year	$2,494,870	$997,457	$3,492,327
2019	3,800,000	63,551	3,863,551
2020	4,000,000	4,058,213	8,058,213
2021	-	19,615	19,615
2022	-	11,914	11,914
2023	-	-	-
Thereafter	9,500,000	-	9,500,000
	$19,794,870	$5,150,750	$24,945,620

Note 10 - Stockholders’ Equity

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, and (ii) a detachable warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for five years from the date of issuance. The Company estimated the value of the warrants to be approximately $1,088,000 through the Black Scholes Pricing Model. The Company did not pay any commissions in connection with the sale of these Units.

During March 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s stockholder’s, including entities affiliated with a director of the Company, and the Company’s former president. Pursuant to the terms of the Escrow Agreement, the stockholders party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by the Company until such time as one or more third parties offer to purchase the escrowed shares and the Company approves such purchase or purchases. Seventy-five percent of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the SBA loan, and the remaining 25% of the proceeds will be paid pro rata to the stockholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase common stock to the stockholders party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years.

On October 9, 2017, management of the Company terminated the employment of the Company’s president. In connection with his termination, the Company and former president entered into a Mutual Separation Agreement dated October 9, 2017 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company and former president agreed that (i) his last day of employment with the Company was October 9, 2017, (ii) he will be paid an aggregate of $97,069 within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings, and (iii) in satisfaction of $240,276 of deferred compensation, the Company will issue 89,092 shares of its common stock within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings. The $97,069 payment has not been rendered and the stock has not been issued as of September 30, 2018. The balances are included in accounts payable – related party.

 Series A Preferred Stock

On April 13, 2018, the Company issued 100,000 shares of Series A Preferred stock (“Preferred Stock”) to a related party in return for advisory services rendered to the Company. The fair value of the services rendered was assessed at $300,000.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Dividends

Generally, the holders of the Preferred Stock are entitled to receive if, when, and as declared by the board of directors, an annual non-compounding dividend, payable at the rate of 8% and payable quarterly in arrears in cash, or, at the Company’s option, an annual non-compounding dividend 12%, payable quarterly in arrears in the form of shares of Preferred Stock at a rate of $3.00 per share. Such dividends will begin to accrue as of the date on which the Preferred Stock is issued and will accrue whether or not declared and whether or not there will be funds legally available for the payment of dividends. For the nine months ended September 30, 2018, the Company accrued $11,178 in dividends.

Accrued and unpaid dividends upon conversion will automatically be converted into shares of the Company’s common stock, par value $0.0001 per share. An assumed value of $3.00 per share of common stock will be used to determine the number of shares of common stock to be issued for such accrued and unpaid dividends.

Liquidation Preference

In the event of any liquidation the holders of record of shares of Preferred Stock will be entitled to receive, prior and in preference to any distributions of any assets of the Company to the holders of the common stock out of the assets of the Company legally available therefore, $3.00 per share of Preferred Stock, plus accrued and unpaid dividends on each share of Preferred Stock.

Redemption

At the option of the holder and upon written notice to the Company, the Preferred Stock will be redeemable at any time after August 1, 2018 at the liquidation price plus all declared and unpaid dividends. In addition, the Company will have an ongoing right to purchase all or any portion of the outstanding shares of the Preferred Stock.

Voting Rights

Generally, holders of shares of Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters submitted to a vote of the stockholders and are entitled to 15 votes for each share of Preferred Stock held on the record date for the determination of the stockholders entitled to vote or, if no record date is established, on the date the vote is taken.

Conversion Rights

Each share of Preferred Stock will convert to one fully paid and nonassessable share of the Company’s common stock at any time at the option of the holder or the Company, subject to adjustments for stock dividends, splits, combinations and similar events. If the closing price on all domestic securities exchanges on which the Common Stock may at the time be listed exceeds $6.00 per share for 30 consecutive trading days and the daily trading volume of the common stock is at least 20,000 shares for that same period, each share of Preferred Stock will automatically convert to one share of the Company’s common stock. The conversion rights require the Company to present the Preferred Stock in the mezzanine level of the accompanying balance sheet.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Stock Options

On April 12, 2018, the Company’s board of directors approved the EVO Transportation and Energy Services, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) pursuant to which a total of 4,250,000 shares of common stock have been reserved for issuance to eligible employees, consultants, and directors of the Company. Further, on August 13, 2018, the board of directors approved the Company’s Amended and Restated 2018 Stock Incentive Plan (the “Amended 2018 Plan”), which amends and restates the Company’s 2018 Stock Incentive Plan. The Amended 2018 Plan increased options available for grant to 6,250,000.

The Amended 2018 Plan provides for awards of non-statutory stock options, incentive stock options, and restrictive stock awards within the meaning of Section 422 of the IRC and stock purchase rights to purchase shares of the Company’s common stock.

The Amended 2018 Plan is administered by the board of directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options (generally straight-line over a period of four years), and all other terms and conditions of each award. Stock options have a maximum term of ten years, and it is the Company’s practice to grant options to employees with exercise prices equal to or greater than the estimated fair market value of its common stock.

The board of directors may suspend or terminate the Amended 2018 Plan or any portion thereof at any time, and may amend the Amended 2018 Plan from time to time in such respects as the board of directors may deem advisable in order that incentive awards under the Amended 2018 Plan will conform to any change in applicable laws or regulations or in any other respect the board of directors may deem to be in the best interests of the Company; provided, however, that no amendments to the Amended 2018 Plan will not be effective without approval of the stockholders of the Company if stockholder approval of the amendment is then required pursuant to Section 422 of the Code or the rules of any stock exchange or Nasdaq or similar regulatory body. No termination, suspension or amendment of the Amended 2018 Plan may adversely affect any outstanding incentive award without the consent of the affected participant.

Restricted stock awards are made by the issuance to the participant of the actual shares represented by that grant. Any shares of restricted stock issued are registered in the name of the participant and bear an appropriate legend referring to the terms, conditions, and restrictions applicable to the award. Shares of restricted stock granted under the Amended 2018 Plan may not be sold, transferred, pledged, or assigned until the termination of the applicable period of restriction. After the last day of the period of restriction, shares of restricted stock become freely transferable by the participant. During the period of restriction, a participant holding shares of restricted stock granted under the Amended 2018 Plan may exercise full voting rights with respect to those shares, unless otherwise specified in the applicable award agreement. As of September 30, 2018, there were no shares of restricted stock outstanding.

The fair value of each award is estimated on the date of grant. Stock option values are estimated using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends. The forfeiture rate has been estimated at 5%. During the nine months ended September 30, 2018, the Company has recorded stock-based compensation expense of $792,924 associated with stock options. As of September 30, 2018, the Company has estimated approximately $7,400,000 of future compensation costs related to the unvested portions of outstanding stock options.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

The following table presents the activity for options outstanding:

	Incentive	Weighted
	Stock	Average
	Options	Exercise Price
Outstanding - December 31, 2017	-	$-
Granted	4,600,000	2.50
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - September 30, 2018	4,600,000	$2.50

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$2.50	4,600,000	$2.50	9.67	1,150,000	$2.50
Total - September 30, 2018	4,600,000	$2.50	9.67	1,150,000	$2.50

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

(Unaudited)
September 30,
2018
Approximate risk-free rate	2.67 - 2.88%
Average expected life	5 years
Dividend yield	-%
Volatility	103.75% - 109.16%
Estimated fair value of total options granted	$8,194,000

Warrants

The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the warrant is based on the United States Treasury yield curve in effect at the time of grant.

(Unaudited)
September 30,
2018
Approximate risk-free rate	2.67 - 2.98%
Average expected life	5 - 10 years
Dividend yield	-%
Volatility	103.75% - 110.91%
Estimated fair value of total warrants granted	$4,701,498

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

The following table presents the activity for warrants outstanding:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding - December 31, 2016	-	$-
Issued	103,334	3.00
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2017	103,334	-
Issued	3,057,462	2.79
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - September 30, 2018	3,160,796	$2.79

All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 9.09.

Note 11 - Commitments and Contingencies

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

Titan rent expense for the months nine ended September 30, 2018 and 2017 was approximately $95,000.

Thunder Ridge leases equipment and vehicles under monthly and non-cancelable operating leases. Payments on these leases range between $50 and $3,000 and mature between 2018 and August 2023. Total lease expense for the four months ending September 30, 2018 was approximately $739,000.

Future minimum lease payments under these leases are approximately as follows:

2018 remainder of the year	$474,750
2019	1,076,000
2020	573,000
2021	130,000
2022	68,000
2023	106,000
$2,427,750

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

On March 19, 2018, the owners of the property leased by El Toro, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and seeks money damages, costs, attorneys’ fees and other appropriate relief.

Long-Term Take-or-Pay Natural Gas Supply Contracts

 At September 30, 2018, the Company had commitments to purchase CNG on a take-or-pay basis of approximately $545,000. It is anticipated these are normal purchases that will be necessary for sales, and no cash settlements will be made related to the purchase commitments.

Note 12 - Employee Benefit Plan

Thunder Ridge maintains a Health, Welfare, and Pension plan for eligible employees in accordance with the Department of Labor under the Service Contract Act. These payments are earned on all eligible hours up to the maximum of 40 hours per week and are determined based on the hourly rates set by the Department of Labor depending on the employee’s work location and specific vehicle type. Employer contributions for the four months ended September 30, 2018 were approximately $450,000. These amounts are included in cost of goods sold on the condensed consolidated statements of operations.

Note 13 - Subsequent Events

During October 2018, the board of directors authorized 100,000 stock options to a board member.

During October 2018, the board of directors approved that the Convertible promissory notes - related parties converts into 7,000,000 shares of common stock.

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

General Overview

The Company was incorporated in the State of Delaware on October 22, 2010, and is a holding company based in Peoria, Arizona that owns three operating subsidiaries, Titan, Thunder Ridge and EAF that are in the businesses of compressed natural gas (“CNG”) service stations and fulfilling USPS contracts for freight trucking services. Titan is the management company that oversees operations of the El Toro, Diamond Bar, and Blaine CNG service stations. As of June 30, 2017, El Toro ceased operations. Blaine and Diamond Bar were formed in 2015. In March 2016, Diamond Bar began operations of its CNG station under a lease agreement with the State of California South Coast Air Quality Management District (“SCAQMD”) in Diamond Bar, California. In February 2018, the Company entered into a management agreement with a third party to operate Diamond Bar, and the Company is currently negotiating with the third party for the sale of the station. The Company discontinued construction of Blaine during the fourth quarter of 2017. EAF was originally organized on March 28, 2012 under the name Clean-n-Green Alternative Fuels, LLC” in the State of Delaware. Effective May 1, 2012, EAF changed its name to “Environmental Alternative Fuels, LLC.” EVO CNG, EAF’s wholly owned subsidiary, was originally organized in the State of Delaware on April 1, 2013 under the name “EVO Trillium, LLC” and subsequently changed its name to “EVO CNG, LLC” effective March 1, 2016. Together, EAF and EVO CNG operate six compressed natural gas fueling stations located in California, Texas, Arizona and Wisconsin.

Thunder Ridge was founded in Missouri during 2000 and its primary business is interstate highway contract routes operated for the USPS.

Although we currently plan to continue to operate our existing CNG fueling stations, we are also expanding our operations into interstate contract trucking routes operated for the USPS. We plan to accomplish our expansion into the trucking industry by acquiring existing trucking companies.

Going Concern

The Company is an early stage company in the process of acquiring several businesses with highway contract routes operated for the USPS and CNG fuel stations. As of September 30, 2018, the Company has a working capital deficit of approximately $6.9 million and negative equity of approximately $8.0 million. In addition, the Company is in violation of its bank covenants. Management anticipates rectifying these covenants with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

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

On April 13, 2018, the Company consummated the following transactions:

The Company issued 275,583 common shares in exchange for certain subordinated convertible senior notes payable to stockholders in the aggregate principal and interest amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

The Company issued 272,777 common shares in exchange for the subordinated convertible junior notes payable to stockholders in the aggregate principal and interest amount of $1,363,858, with the per share price for shares of common stock equal to $5.00.

On May 14, 2018, the Company issued 93,400 common shares in exchange for accounts payable and related party accounts payable of $280,200, with the per share price of shares of common stock equal to $3.00.

In July 2018, the Company entered into a Secured Convertible Promissory Note Purchase Agreement, pursuant to which the Company sold secured convertible promissory notes in the principal amount of $4,005,000 during July and August 2018.

In July and August 2018 Thunder Ridge won seven new four-year transportation services contracts with the USPS, under which Thunder Ridge will provide domestic surface transportation services to the USPS at its offices located in Santa Clarita, California, Baton Rouge, Louisiana, Flint, Michigan, Austin, Texas, the Northern Bay in California, Baltimore, Maryland and Pensacola, Florida.

On July 31, 2018, the Company paid approximately $1,072,000 of principle and interest to the subordinated convertible senior notes payable to stockholders.

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

Sources of Revenue

Titan was founded in 2012 and for the first four years only had management fee revenues. Beginning in 2016 Titan generated revenues from its CNG stations El Toro and Diamond Bar, and with the acquisition of EAF, the Company generated revenue from six stations beginning February 2017. Starting on June 1, 2018, with the acquisition of Thunder Ridge, the Company has begun to recognize revenue from highway contract routes. The transportation services include operations in Missouri, Maryland, Kansas, Iowa, Tennessee, New York, Pennsylvania, Texas, Louisiana, Michigan and California. As of June 30, 2017, our El Toro station has ceased operations.

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

The natural gas vehicle industry is the beneficiary of federal and state incentives promoting the use of natural gas as a vehicle fuel choice. Titan received $450,000 of state grants to assist in the development of the El Toro station which was completed for approximately $2 million and during 2016, EVO CNG received $400,000 to complete the construction of the San Antonio station. In addition, during December 2017 and 2016, we received a $0.50 per GGE federal tax credit for each GGE sold. In some cases, we share this credit with our customers.

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

During July and August 2018, Thunder Ridge was awarded seven Dynamic Route Optimization (DRO) contracts with the USPS. These awards expand Thunder Ridge’s operations into five states—California, Louisiana, Florida, Texas, and Michigan. This is in addition to the seven other states it services through 12 contracts with the USPS. Under the seven contracts, operations will include locations in Santa Clarita, California, Flint, Michigan, Austin, Texas, Pensacola, Florida, the Northern Bay of California, Baltimore, Maryland, and Baton Rouge, LA. It is estimated that the seven contracts will produce revenue of $18 million annually. Additionally, the new contracts will provide a larger network for the development of new transportation opportunities.

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

We believe natural gas fuels are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are increasingly required to reduce emissions. As a result, we believe there will be growth in the consumption of natural gas as a vehicle fuel among vehicle fleets. However, we expect competition in the market for natural gas vehicle fuel to remain steady in the near-term. To the extent competition increases, we would be subject to greater pricing pressure, reduced operating margins and potentially fewer expansion opportunities.

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

Of our total indebtedness of approximately $25,000,000 as of September 30, 2018, approximately $3,500,000 is classified as current debt. We are in violation of the covenants related to the SBA loan. We did not receive a waiver with respect to those covenant violations for the nine months ended September 30, 2018. Our total consolidated interest expense relating to our indebtedness for the nine months ended September 30, 2018 was approximately $1,550,000, which included debt discount and financing costs of $591,000 and 44,000, respectively.

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

Results from Operations

Three months ended September 30, 2018 as compared with the three months ended September 30, 2017

Revenue. EVO Inc. has refocused its corporate strategy to leverage our footprint of CNG stations and relationships with owner-operators to build a national fleet of haulers primarily focused on servicing the U.S. Postal Service (USPS). The Company continues to operate public and private CNG filling stations.

Sales for the CNG stations were $414,609 and $622,073 for the three months ended September 30, 2018 and 2017, respectively. EVO CNG, LLC stations’ sales have decreased from prior year due to a Tolleson station’s customer’s discontinuation of its CNG truck fleet. During the third quarter of 2017, that customer generated approximately $121,000 in CNG revenue. No revenue was generated at the Diamond Bar or El Toro stations during the 2018 quarter. The Diamond Bar and El Toro stations’ third quarter 2017 revenue was $87,000 with $35,460 generated from El Toro related to a one-time charge to a customer. Overall the Company experienced a downward trend in CNG demand during 2018.

Thunder Ridge’s third quarter 2018 revenue of $8,235,295 more than doubled from the third quarter of 2017. The increase was the result of organic growth from new mail hauling contracts signed with USPS earlier in the year.

Cost of goods sold. CNG cost of goods sold is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax, and credit cards fees. The margins were 18% and 59% for the three months ended September 30, 2018 and 2017, respectively. The decrease in margin rate was primarily attributable to the fall-off of activity at Diamond Bar since that station has typically achieved a 50% margin in the past as a result of its lower cost of electricity purchased from SCAQMD. The margin decrease is also a result of EVO CNG’s fixed station costs’ not commensurately decreasing in step with decreased CNG demand.

Thunder Ridge’s cost of goods sold is primarily comprised of labor and subcontractor costs, fuel, leasing and rental of trucks and trailers, repairs and maintenance, and insurance. Thunder Ridge’s third quarter margin was negative. Over the past two and a half years, Thunder Ridge has been growing through awards of new USPS mail hauling contracts. This growth was added to an infrastructure that was not yet fully in place to profitably support the operations at the start of the new contracts. Efforts are currently underway to refine the labor model and right-size the fleet to achieve the expected returns.

Operating expenses. General and administrative increased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 by approximately $1,215,000. The acquisition of Thunder Ridge contributed $623,000 of the increase and $396,000 was from stock option expense, offset by a decrease in accounting and legal fees of approximately $200,000 and a general decrease in expenses. The $48,000 increase in depreciation and amortization expense was a result of a decrease in amortization from EVO CNG, LLC due to the impairment of customer relationships during 2017.

Interest Expense. The $538,000 increase in interest expense was a result of an addition of $356,000, from the debt discount in EVO, Inc. and EVO CNG, LLC, plus $44,000 related to amortization of the debt discount. Lastly, Thunder Ridge interest added $120,000 to the third quarter 2018 interest increase from third quarter 2017.

Warrant expense. Warrant expense increased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 by approximately $121,000. The warrant expense is connected to the issuance of stock and represents the estimated fair value calculated on the date of issuance of the warrant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment.

Nine months ended September 30, 2018 as compared with the nine months ended September 30, 2017

Revenue. EVO Inc. has refocused its corporate strategy to leverage our footprint of CNG stations and relationships with owner-operators to build a national fleet of haulers primarily focused on servicing the U.S. Postal Service (USPS). The Company continues to operate public and private CNG filling stations.

Sales for the CNG stations were $1,111,629 and $1,692,787 for the nine months ended September 30, 2018 and 2017, respectively. The decrease resulted from revenue loss of approximately $92,000 from the closure of the El Toro station during 2017, approximately $169,000 from the Diamond Bar station due to the third-party management agreement implemented during 2018, and approximately $340,000 at the Tolleson station due to a customer’s discontinuation of its CNG fleet. In addition, the Company experienced an overall downward trend in CNG sales over the past year.

Thunder Ridge’s revenue for the period of June 1, 2018 through September 30, 2018 was $10,212,227, an increase from prior year of approximately $4,600,000. The increase was the result of organic growth from new mail hauling contracts signed with USPS earlier in the year.

Cost of goods sold. CNG cost of goods sold is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax, and credit cards fees. The margins were 25% and 59% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in margin rate was primarily attributable to the fall-off of activity at Diamond Bar as of the end of January 2018 as that station typically achieved a 50% margin in the past as a result of its lower cost of electricity purchased from SCAQMD. The margin decrease is also a result of EVO CNG’s fixed station costs not commensurately decreasing in step with decreased CNG demand.

Thunder Ridge’s cost of goods sold is primarily comprised of labor and subcontractor costs, fuel, leasing and rental of trucks and trailers, repairs and maintenance, and insurance. Thunder Ridge’s third quarter margin was negative. Over the past two and a half years, Thunder Ridge has been growing through awards of new USPS mail hauling contracts. This growth was added to an infrastructure that was not yet fully in place to profitably support the operations at the start of the new contracts. Efforts are currently underway to refine the labor model and right-size the fleet to achieve the expected returns.

Operating expenses. General and administrative expenses increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 by approximately $2,261,000. Factors contributing to this increase included $553,000 from the acquisition of Thunder Ridge, $792,000 from stock option expense, $94,000 from the lawsuit settlement, $250,000 from regulatory filings, $75,000 from additional payroll, and $300,000 from advisory services rendered.

Interest expense. The $674,000 increase in interest expense was a result of an addition of $155,000 from Thunder Ridge, $239,000 from the accretion of the beneficial conversion feature, and $44,000 from the amortization of the deferred financing costs. The remaining increase is due to the EVO CNG, LLC debt discount offset by a $161,000 reduction in interest expense as a result of conversion of Junior and Senior Bridge Notes in April 2018.

Warrant expense. Warrant expense increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 by approximately $512,000. The warrant expense is connected to the issuance of stock and is the estimated fair value calculated on the date of issuance of the warrant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment.

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

The Company had cash and cash equivalents of $1,121,565 and $83,867 at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018 and 2017, net cash used in operations was $3,995,028 and $487,403, respectively. We have historically funded our operating losses primarily from the issuance of equity, convertible notes payable, stockholder debt, and SBA debt.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $1,121,565 at September 30, 2018, compared to $83,867 at December 31, 2017. The increase is primarily attributable to the issuance of common stock for $2,500,000 during 2018, along with the proceeds of $4,005,000 from secured convertible debt.

Operating Activities. Net cash used in operations was $3,995,028 and $487,403 as of September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company had a net loss of $5,177,325 and $2,584,782, respectively. Significant changes in working capital during these periods included:

●	Accounts receivable decreased by $1,245,242, after factoring in the Thunder Ridge accounts receivable from the acquisition.

●	Accounts payable, accounts payable-related party, advances from related parties, accrued interest and accrued liabilities increased in aggregate by $1,129,261 due to the acquisition of Thunder Ridge offset by payments and conversion of related party interest and payments on accounts payable from the proceeds of debt and equity.

●	Non-cash transactions included a $590,611 add-back from the accretion of the debt discount, $509,610 from depreciation and amortization, warrant expense of $589,158, stock-based compensation for $792,924, and $300,000 of Series A Preferred Stock issued in exchange for advisory services, offset by the gains in extinguishment of related party interest and liabilities for a total of $814,828.

Investing Activities. Net cash used in investing was ($229,736) and ($144,828) for the nine months ended September 30, 2018 and 2017, respectively. With the acquisition of Thunder Ridge in 2018, the cash contribution was negative. In 2017, the cash was used to purchase construction in progress assets during 2017.

Financing Activities. Net cash provided by financing activities was $5,262,462 and $698,054 for the nine months ended September 30, 2018 and 2017, respectively. The cash provided by financing activities in 2018 was from the $2,500,000 sale of common stock, proceeds of $4,005,000, net of $524,987 in debt issuance costs from secured convertible debt, and $480,210 from advances from factoring receivables, offset by $134,957 in payments on the SBA and equipment loans, and the $250,000 payment in full on the working capital notes – related party, in addition to $800,000 in payment of the subordinated convertible senior notes payable to stockholders. During the six months ended June 30, 2017 financing activities consisted of $400,000 from subordinated notes payable, $310,000 from the sale of common stock, and $70,258 in advances from stockholders, offset by payments on the SBA loan and related party promissory note.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, working capital required to support our sales growth, the level of our outstanding indebtedness and principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements, the continuing acceptance of our product in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, and potential strategic transactions.

Debt Compliance

Of our total indebtedness of approximately $25,000,000 for the nine months ended September 30, 2018, approximately $3,500,000 is classified as current debt. We are in violation of the covenants related to the SBA loan. We have not received a waiver for current violations of these covenants as of September 30, 2018. Our total consolidated interest payment obligations relating to our indebtedness was approximately $1,550,000 which included the debt discount, debt issuance costs and the beneficial conversion feature of $635,000 for the nine months ended September 30, 2018.

Existing Indebtedness

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with El Toro. The proceeds from the note were received by El Toro and the note payable is recorded by El Toro. The note is a ten-year term note with interest fixed at 5.5% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan. Titan issued 35,491 (equivalent to 31,203 common shares) Class A Membership Units to those members as compensation for the guarantee. The note was obtained pursuant to a loan agreement with a bank dated December 31, 2014 (the facility governed by the loan agreement is hereinafter referred to as the “SBA Facility”). Titan was, as of December 31, 2017, and currently is, in violation of certain covenants under our SBA Facility. We have not received a waiver to remedy the technical non-compliance under our SBA Facility as of September 30, 2018.

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

On November 22, 2016, EVO, Inc. issued Convertible promissory notes – related party (the “Minn Shares Notes”) in the aggregate principal amount of $463,928 to Joseph H. Whitney, The Globe Resources Group, LLC and Richard E. Gilbert. The Minn Shares notes bear interest at the rate of 12% per annum and mature in November 2019 unless earlier converted. Each Minn Shares Note is convertible at the holder’s option as follows: (i) upon the sale by EVO, Inc. of not less than $7,500,000 of its equity securities at a conversion price equal to the price per security issued in such offering, (ii) upon a corporate transaction such as a merger, consolidation or asset sale involving either the sale of all or substantially all of the EVO, Inc. assets or the transfer of at least 50% of EVO, Inc.’s equity securities at a conversion price equal to the enterprise value of EVO, Inc.’s, as established by the consideration payable in the corporate transaction or (iii) on or after the maturity date at a conversion price equal to the quotient of $20 million divided by the number of shares of EVO, Inc.’s stock outstanding on a fully diluted basis. The Minn Shares Notes are subject to mandatory conversion upon the conversion into equity securities of the Junior Bridge Notes and Senior Bridge Notes upon the same conversion terms as the Junior Bridge Notes and Senior Bridge Notes.

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

Each Convertible Note is convertible at the applicable holder’s option beginning on the first anniversary of the date of issuance of the Convertible Notes, including at any time within 90 days after the holder’s receipt of notice of consummation of (1) a reorganization, merger or similar transaction where EVO, Inc. is not the surviving or resulting entity or (2) the sale of all or substantially all of EVO, Inc. assets, subject to customary restrictions. Each holder’s conversion option is subject to a monthly limit of the number of shares of Common Stock equal to 10% of the thirty-day average trading volume of shares of Common Stock during the prior calendar month. The Convertible Notes are also subject to mandatory conversion at the Company’s option beginning on the first anniversary of the date of issuance of the Convertible Notes if: (i) the closing price of the Common Stock is greater than (A) 150% of the price at which a share of Common Stock is sold in a Private Offering or (B) $10.00 if a Private Offering has not occurred by December 31, 2017 and (ii) the average daily trading volume of shares of Common Stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted at the greater of (i) the amount of interest to be converted divided by the exchange ratio of 0.1357, subject to adjustment for stock splits or combinations, or (ii) the amount of interest to be converted divided by the closing price of the Common Stock on the trading day preceding the conversion date. The Company expects to amend the terms of the Convertible Notes to provide for different conversion terms, including with respect to the number of Transaction Shares issuable upon conversion, in the near future.

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

The Company has two line-of-credit agreements with a bank that provided for a borrowing capacity of approximately $425,000. Amounts outstanding bear interest at 6.75% and are secured by equipment. Subsequent to September 30, 2018, the Company paid the $100,000 line-of-credit in full and extended the $321,739 line-of-credit’s maturity to April 2019.

Five notes payable to banks with interest ranging from 2.99% to 6.92%, with monthly payments of principal and interest ranging between $477 and $1,678, and maturity dates between June 2020 and January 2023.  The notes are collateralized by equipment.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, the Company issued promissory notes to the EAF Members in the aggregate principal amount of $250,000. During April 2018, the promissory notes were paid in full.

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

During July and August 2018, the Company received $4,005,000 in proceeds from Secured Convertible Promissory Notes (“Convertible Notes”). The Company paid commissions of $524,987 in connection with the Convertible Notes. The Convertible Notes bears interest at 9%, compounded quarterly, and have a maturity date two years after issuance. The Convertible Notes are secured by all the assets of the Company. Each holder may agree, at its discretion, to add accrued interest to the principal balance of the Convertible Notes on the first day of each calendar quarter. The Convertible Notes may not be prepaid prior to the first anniversary of the date of issuance, but may be prepaid without penalty after the first anniversary of the date of issuance.

The Convertible Notes are convertible into shares (the “Note Shares”) of the Company’s common stock at a conversion rate of $2.50 per share of common stock at each Holder’s option: 1) at any time after the first anniversary of the date of issuance or 2) at any time within 90 days after a “triggering event,” including a sale, reorganization, merger, or similar transaction where the Company is not the surviving entity. The Convertible Notes are also subject to mandatory conversion at any time after the first anniversary of the date of issuance if the average volume of shares of common stock traded on the Nasdaq Capital Market, NYSE American Market or a higher tier of either exchange is 100,000 or more for the 10 trading days prior to the applicable date.

The Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Convertible Notes but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter effect such registration. The Company will be required to pay liquidated damages of 1% of the outstanding principal amount of the Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement.

As additional consideration for the Convertible Notes, the Company issued warrants to the Holders to purchase 1,602,000 shares of common stock at an exercise price of $2.50 per share, exercisable for ten years from the date of issuance. The Company recorded a beneficial conversion feature of $2,861,192. The beneficial conversion feature will be amortized to interest expense through the maturity of the Convertible Notes.

During the nine months ended September 30, 2018 and the year ended December 31, 2017, the remaining debt discount was $2,622,106 and $0, respectively. In addition, during the nine months ended September 30, 2018 and the year ended December 31, 2017, remaining debt issuance costs were $481,238 and $0, respectively.

Stockholders’ Deficit

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, and (ii) a detachable warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for five years from the date of issuance. The Company estimated the value of the warrants to be approximately $1,088,000 through the Black Scholes Pricing Model. The Company did not pay any commissions in connection with the sale of these Units.

During March 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s stockholder’s, including entities affiliated with a director of the Company, and the Company’s former president. Pursuant to the terms of the Escrow Agreement, the stockholders party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by the Company until such time as one or more third parties offer to purchase the escrowed shares and the Company approves such purchase or purchases. Seventy-five percent of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the SBA loan, and the remaining 25% of the proceeds will be paid pro rata to the stockholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase common stock to the stockholders party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years.

On October 9, 2017, management of the Company terminated the employment of the Company’s president. In connection with his termination, the Company and former president entered into a Mutual Separation Agreement dated October 9, 2017 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company and former president agreed that (i) his last day of employment with the Company was October 9, 2017, (ii) he will be paid an aggregate of $97,069 within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings, and (iii) in satisfaction of $240,276 of deferred compensation, the Company will issue 89,092 shares of its common stock within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings. The $97,069 payment has not been rendered and the stock has not been issued as of September 30, 2018. The balances are included in accounts payable – related party.

Series A Preferred Stock

On April 13, 2018, the Company issued 100,000 shares of Series A Preferred stock (“Preferred Stock”) to a related party in return for advisory services rendered to the Company. The fair value of the services rendered was assessed at $300,000.

Dividends

Generally, the holders of the Preferred Stock are entitled to receive if, when, and as declared by the board of directors, an annual non-compounding dividend, payable at the rate of 8% and payable quarterly in arrears in cash, or, at the Company’s option, an annual non-compounding dividend 12%, payable quarterly in arrears in the form of shares of Preferred Stock at a rate of $3.00 per share. Such dividends will begin to accrue as of the date on which the Preferred Stock is issued and will accrue whether or not declared and whether or not there will be funds legally available for the payment of dividends. For the nine months ended September 30, 2018, the Company accrued $11,178 in dividends.

Accrued and unpaid dividends upon conversion will automatically be converted into shares of the Company’s common stock, par value $0.0001 per share. An assumed value of $3.00 per share of common stock will be used to determine the number of shares of common stock to be issued for such accrued and unpaid dividends.

Liquidation Preference

In the event of any liquidation the holders of record of shares of Preferred Stock will be entitled to receive, prior and in preference to any distributions of any assets of the Company to the holders of the common stock out of the assets of the Company legally available therefore, $3.00 per share of Preferred Stock, plus accrued and unpaid dividends on each share of Preferred Stock.

Redemption

At the option of the holder and upon written notice to the Company, the Preferred Stock will be redeemable at any time after August 1, 2018 at the liquidation price plus all declared and unpaid dividends. In addition, the Company will have an ongoing right to purchase all or any portion of the outstanding shares of the Preferred Stock.

Voting Rights

Generally, holders of shares of Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters submitted to a vote of the stockholders and are entitled to 15 votes for each share of Preferred Stock held on the record date for the determination of the stockholders entitled to vote or, if no record date is established, on the date the vote is taken.

Conversion Rights

Each share of Preferred Stock will convert to one fully paid and nonassessable share of the Company’s common stock at any time at the option of the holder or the Company, subject to adjustments for stock dividends, splits, combinations and similar events. If the closing price on all domestic securities exchanges on which the Common Stock may at the time be listed exceeds $6.00 per share for 30 consecutive trading days and the daily trading volume of the common stock is at least 20,000 shares for that same period, each share of Preferred Stock will automatically convert to one share of the Company’s common stock. The conversion rights require the Company to present the Preferred Stock in the mezzanine level of the accompanying balance sheet.

Stock Options

On April 12, 2018, the Company’s board of directors approved the EVO Transportation and Energy Services, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) pursuant to which a total of 4,250,000 shares of common stock have been reserved for issuance to eligible employees, consultants, and directors of the Company. Further, on August 13, 2018, the board of directors approved the Company’s Amended and Restated 2018 Stock Incentive Plan (the “Amended 2018 Plan”), which amends and restates the Company’s 2018 Stock Incentive Plan. The Amended 2018 Plan increased options available for grant to 6,250,000.

The Amended 2018 Plan provides for awards of non-statutory stock options, incentive stock options, and restrictive stock awards within the meaning of Section 422 of the IRC and stock purchase rights to purchase shares of the Company’s common stock.

The Amended 2018 Plan is administered by the board of directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options (generally straight-line over a period of four years), and all other terms and conditions of each award. Stock options have a maximum term of ten years, and it is the Company’s practice to grant options to employees with exercise prices equal to or greater than the estimated fair market value of its common stock.

The board of directors may suspend or terminate the Amended 2018 Plan or any portion thereof at any time, and may amend the Amended 2018 Plan from time to time in such respects as the board of directors may deem advisable in order that incentive awards under the Amended 2018 Plan will conform to any change in applicable laws or regulations or in any other respect the board of directors may deem to be in the best interests of the Company; provided, however, that no amendments to the Amended 2018 Plan will not be effective without approval of the stockholders of the Company if stockholder approval of the amendment is then required pursuant to Section 422 of the Code or the rules of any stock exchange or Nasdaq or similar regulatory body. No termination, suspension or amendment of the Amended 2018 Plan may adversely affect any outstanding incentive award without the consent of the affected participant.

Restricted stock awards are made by the issuance to the participant of the actual shares represented by that grant. Any shares of restricted stock issued are registered in the name of the participant and bear an appropriate legend referring to the terms, conditions, and restrictions applicable to the award. Shares of restricted stock granted under the Amended 2018 Plan may not be sold, transferred, pledged, or assigned until the termination of the applicable period of restriction. After the last day of the period of restriction, shares of restricted stock become freely transferable by the participant. During the period of restriction, a participant holding shares of restricted stock granted under the Amended 2018 Plan may exercise full voting rights with respect to those shares, unless otherwise specified in the applicable award agreement. As of September 30, 2018, there were no shares of restricted stock outstanding.

The fair value of each award is estimated on the date of grant. Stock option values are estimated using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends. The forfeiture rate has been estimated at 5%. During the nine months ended September 30, 2018, the Company has recorded stock-based compensation expense of $792,924 associated with stock options. As of September 30, 2018, the Company has estimated approximately $7,400,000 of future compensation costs related to the unvested portions of outstanding stock options.

Warrants

The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant.

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

The Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows included in this report are unaudited and have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2018 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with our financial statements and notes thereto included in our Annual Report on form 10-K for the year ended December 31, 2017. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses with highway contract routes operated for the USPS and CNG fuel stations. As of September 30, 2018, the Company has a working capital deficit of approximately $6.9 million and negative equity of approximately $8.0 million. In addition, the Company is in violation of its bank covenants. Management anticipates rectifying these covenant violations with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures. However, there can be no assurance that the Company will be successful in these efforts.

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

On April 13, 2018, the Company consummated the following transactions:

The Company issued 275,583 common shares in exchange for certain subordinated convertible senior notes payable to stockholders in the aggregate principal and interest amount of approximately $689,000, with the per share price for shares of common stock equal to $2.50.

The Company issued 272,777 common shares in exchange for the subordinated convertible junior notes payable to stockholders in the aggregate principal and interest amount of $1,363,858, with the per share price for shares of common stock equal to $5.00.

On May 14, 2018, the Company issued 93,400 common shares in exchange for accounts payable and related party accounts payable of $280,200, with the per share price of shares of common stock equal to $3.00.

In July 2018, the Company entered into a Secured Convertible Promissory Note Purchase Agreement, pursuant to which the Company sold secured convertible promissory notes in the principal amount of $4,005,000 during July and August 2018.

Thunder Ridge, won seven new four-year transportation services contracts with the USPS, under which Thunder Ridge will provide domestic surface transportation services to the USPS at its offices located in Santa Clarita, California, Baton Rouge, Louisiana, Flint, Michigan, Austin, Texas, the Northern Bay in California Baltimore, Maryland, and Pensacola, Florida.

On July 31, 2018, the Company paid approximately $1,072,000 of principal and interest to the subordinated convertible senior notes payable to stockholders.

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

The condensed consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to revenue recognition, goodwill along with long-lived intangible asset valuations, fixed assets and impairment assessments, debt discount, beneficial conversion feature, contingencies, purchase price allocation related to the Thunder Ridge acquisition and going concern. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of the accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. For the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company has recorded an allowance of $26,000 and $37,007, respectively.

Goodwill and Intangibles

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. For the year ended December 31, 2017 the Company’s evaluation of goodwill resulted in an impairment of $3,993,730. The Company’s evaluation of goodwill for the nine months ended September 30, 2018 resulted in no impairment.

Intangibles

Intangible assets consist of finite lived and indefinite lived intangibles. The Company’s finite lived intangibles include favorable leases, customer relationships, and the trade names. Finite lived intangibles are amortized over their estimated useful lives. For the Company’s lease related intangibles, the estimated useful life is based on the agreement of a one-time payment of $1 and the term of the mortgages, of the properties owned by the Company of approximately five years. For the Company’s trade names and customer list the estimated lives are based on the life cycle of a customer of approximately five years. The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present. For the year ended December 31, 2017 the test results indicated an impairment of $106,270 to customer lists. The Company’s evaluation of intangibles for the nine months ended September 30, 2018 resulted in no impairment.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The Company assesses the useful lives and possible impairment of the fixed assets or goodwill and intangibles when an event occurs that may trigger such review. Factors considered important which could trigger a review include:

●	Significant under-performance of the stations or transportation service contracts relative to historical or projected future operating results;

●	Significant negative economic trends in the CNG industry or freight trucking services industry; and

●	Identification of other impaired assets within a reporting unit.

During the year ended December 31, 2017, the Company recorded asset impairment charges of $806,217 related to El Toro and $4,100,000 impairment of goodwill and customer lists related to EVO CNG, LLC. No triggering events occurred during the nine months ended September 30, 2018 that required an impairment analysis for long-lived assets. Accordingly, no impairment loss was recorded.

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

There was no impairment loss recognized on any of the CNG receivables arising from customer contracts for the nine months ended September 30, 2018.

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

Revenues are recognized over time as satisfaction of the promised contractual delivery agreements are completed, in an amount that reflects the rate per mile set in the contract. The revenue recognition methods described align with the recognition of the Company’s associated expenses contained in the statement of operations.

Based on preliminary analysis there are no major revenue adjustments related to Topic 606, but management is continuing to evaluate the guidance.

Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards

See Note 1 to our condensed consolidated financial statements included in this report.

Seasonality and Inflation

To some extent, we experience seasonality in our results of operations. Natural gas vehicle fuel amounts consumed by some of our customers tend to be higher in summer months when fleet vehicles use more fuel to power their air conditioning systems. Natural gas commodity prices tend to be higher in the fall and winter months due to increased overall demand for natural gas for heating during these periods. With the USPS contracts the trucking segment experiences a significant increase in business from the last week of November through the end of December.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive and principal financial officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e), as of the end of the period subject to this Report based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, the Company’s management, including its principal executive and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2018 due to the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 17, 2018. Notwithstanding the material weaknesses that existed as of December 31, 2017 and September 30, 2018, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Titan was organized in 2012 and opened its first CNG station in February 2015. EAF was organized on March 28, 2012 and opened its first CNG station in December 2013. Thus, we are subject to all the risks associated with any business enterprise with a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of operation, especially in a relatively nascent and capital-intensive industry such as ours. We have a limited operating history for you to consider in evaluating our business and prospects. When evaluating our business and prospects, you must consider the risks, expenses and difficulties that we may encounter as a young company in a rapidly evolving consumer market.

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

 In 2016 and 2017, we incurred pre-tax losses of $3,862,249 and $5,088,749, respectively. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments. For instance, in 2017, we determined an impairment of the El Toro assets as a result of the station’s closure. Any similar actions in the future could have material adverse consequences, including material negative effects on our financial condition, our results of operations and the trading price of our common stock.

We may experience impairment of our long-lived assets.

Long-lived assets, including property, plant and equipment, are tested for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Once an asset is considered impaired, an impairment loss is recorded within operating expense for the difference between the asset’s carrying value and its fair value. For assets held and used in the business, management determines fair value using estimated future cash flows to be derived from the asset, discounted to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the proceeds to be received upon sale of the asset, less disposition costs. During the year ended December 31, 2017, we recorded an impairment of $806,217 associated with our El Toro station. In addition, we impaired goodwill and customer lists for $4,1000,000.

If we do not obtain sufficient additional capital or generate substantial revenue, we may be unable to pursue our objectives. This raises doubt related to our ability to continue as a going concern.

As disclosed in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our accumulated deficit raises doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we might be unable to continue as a going concern. This could significantly reduce the value of our investors’ investment in the Company.

We may incur significant costs to comply with public company reporting requirements and other costs associated with being a public company.

We may incur significant costs associated with our public company reporting requirements and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costlier. As a public company, we are required to comply with rules and regulations of the SEC, including expanded disclosure and more complex accounting rules. We will need to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff to enable us to comply with these reporting requirements. These costs could have an adverse effect on our financial condition and limit our ability to realize our objectives.

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

In planning and performing its audit of the consolidated financial statements of the Company as of December 31, 2017, EKS&H LLLP, the former independent registered public accounting firm of the Company, identified a number of deficiencies in internal control that it considered to be material weaknesses and other deficiencies that it considered to be significant deficiencies. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. In addition, the Company’s management has concluded that our disclosure controls and procedures were not effective as of September 30, 2018 due to the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 17, 2018. As a result, we will be required to expend significant resources to develop the necessary documentation and testing procedures required by Section 404, and there is a risk that we will not comply with all of the necessary requirements. If we cannot remediate the material weaknesses in internal controls identified by our current and former independent registered public accounting firms or if we identify additional material weaknesses in internal controls that cannot be remediated in a timely manner, investors and others with whom we do business may lose confidence in the reliability of our financial statements, and in our ability to obtain equity or debt financing could suffer.

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

We plan on expanding our business through acquiring additional companies that provide contract trucking services to the USPS and leveraging our expanded operations to bid on additional USPS trucking contracts. Any expansion of operations we may undertake will entail risks and such actions may involve specific operational activities that may negatively impact our profitability. Consequently, investors must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to us at that time, and (ii) management of such expanded operations may divert management’s attention and resources away from its existing operations. These factors may have a material adverse effect on our present and prospective business activities.

Risks Related to the Company’s Trucking Operations

The Company’s trucking business is affected by general economic and business risks that are largely beyond its control.

The Company’s trucking business is highly cyclical and is dependent on a number of factors, many of which are beyond our control. The Company believes that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets in general, including excess tractor capacity in comparison with shipping demand and recessionary economic cycles.

The Company also is subject to cost increases outside of its control that could materially reduce its profitability if it is unable to increase its rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver wages, owner-operator contracted rates, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for its employees.

The Company’s suppliers’ business levels also may be negatively affected by adverse economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to its operations. A significant interruption in the Company’s normal supply chain could disrupt its operations, increase its costs and negatively impact its ability to serve its customers.

In addition, events outside the Company’s control, such as strikes or other work stoppages at its facilities or at customer, port, border or other shipping locations, or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements could lead to reduced economic demand, reduced availability of credit or temporary closing of the shipping locations or United States borders. Such events or enhanced security measures in connection with such events could impair the Company’s operating efficiency and productivity and result in higher operating costs.

The trucking industry is highly competitive and fragmented, and the Company’s business and results of operations may suffer if it is unable to adequately address downward pricing and other competitive pressures.

The Company competes with many truckload carriers of varying sizes, including some that may have greater access to equipment, a wider range of services, greater capital resources, less indebtedness or other competitive advantages. The Company also competes with smaller, regional service providers that cover specific shipping lanes or that offer niche services. Numerous competitive factors could impair the Company’s ability to maintain or improve its profitability. These factors include the following:

●	many of the Company’s competitors periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy, which may limit the Company’s ability to maintain or increase freight rates, may require the Company to reduce its freight rates or may limit its ability to maintain or expand its business;

●	some shippers, including the USPS, have reduced or may reduce the number of carriers they use by selecting core carriers as approved service providers and in some instances the Company may not be selected;

●	many customers, including the USPS, periodically solicit bids from multiple carriers for their shipping needs, which may depress freight rates or result in a loss of business to competitors;

●	the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources and other competitive advantages, and the Company may have difficulty competing with them;

●	advances in technology may require the Company to increase investments in order to remain competitive, and its customers may not be willing to accept higher freight rates to cover the cost of these investments;

●	the Company may have higher exposure to litigation risks as compared to smaller carriers; and

●	smaller carriers may build economies of scale with procurement aggregation providers, which may improve the smaller carriers’ abilities to compete with the Company.

Driver shortages and increases in driver compensation or owner-operator contracted rates could adversely affect the Company’s profitability and ability to maintain or grow its trucking business.

Driver shortages could require the Company to spend more to attract and retain company and owner-operator drivers. The market for qualified drivers is intensely competitive, which may subject the Company to increased payments for driver compensation and owner-operator contracted rates. Also, because of the competition for drivers, the Company may face difficulty maintaining or increasing its number of company and owner-operator drivers. Compliance and enforcement initiatives included in the CSA program implemented by the FMCSA and regulations of the DOT relating to driver time and safety and fitness could also reduce the availability of qualified drivers. In addition, the Company suffers from a high turnover rate of drivers. The high turnover rate requires the Company to continually recruit a substantial number of drivers in order to operate existing revenue equipment. Further, with respect to owner-operator drivers, shortages can result from contractual terms or company policies that make contracting with the Company less desirable to certain owner-operator drivers. Due to the absence of long-term contracts, owner-operators can quickly terminate their relationships with the Company. If the Company is unable to continue to attract and retain a sufficient number of company and owner-operator drivers, it could be required to operate with fewer trucks and face difficulty meeting customer demands or be forced to forego business that would otherwise be available to it, which could adversely affect its profitability and ability to maintain or grow its business.

Seasonality and the impact of weather and other catastrophic events adversely affect the Company’s trucking operations and profitability.

The Company’s tractor productivity decreases during the winter season because inclement weather impedes operations. At the same time, operating expenses increase due to, among other things, a decline in fuel efficiency because of engine idling and harsh weather that creates higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions, which may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy its assets or the assets of its customers or otherwise adversely affect the business or financial condition of its customers, any of which could adversely affect its results or make its results more volatile.

The Company may be adversely affected by fluctuations in the price or availability of diesel fuel.

Fuel is one of the Company’s largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond the Company’s control, such as political events, price and supply decisions by oil producing countries and cartels, terrorist activities, environmental laws and regulations, armed conflicts, depreciation of the dollar against other currencies, world supply and demand imbalances, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because the Company’s operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect its results of operations and financial condition.

Increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment could adversely affect the Company’s results of operations and cash flows.

Investment in new equipment is a significant part of the Company’s annual capital expenditures, and the Company’s trucking business requires an available supply of tractors and trailers from equipment manufacturers to operate and grow its business. In recent years, manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emission system design requirements mandated by the EPA and various state agencies, which are intended to reduce emissions. Federal and state regulators may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. Further equipment price increases may result from these federal and state requirements. If new equipment prices increase more than anticipated, the Company could incur higher depreciation and rental expenses than anticipated. If the Company is unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, its results of operations and cash flows could be adversely affected.

The Company may also face difficulty in purchasing new equipment due to decreased supply. From time to time, some original equipment manufacturers (OEM) of tractors and trailers may reduce their manufacturing output due to lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. In those situations, the Company may face reduced supply levels and increased acquisition costs. An inability to continue to obtain an adequate supply of new tractors or trailers for its operations could have a material adverse effect on its business, results of operations and financial condition.

During prolonged periods of decreased tonnage levels, the Company and other trucking companies may make strategic fleet reductions, which could result in an increase in the supply of used equipment. When the supply exceeds the demand for used revenue equipment, the general market value of used revenue equipment decreases. Used equipment prices are also subject to substantial fluctuations based on availability of financing and commodity prices for scrap metal. A depressed market for used equipment could require the Company to trade its revenue equipment at depressed values or to record losses on disposal or an impairment of the carrying values of its revenue equipment that is not protected by residual value arrangements. Trades at depressed values and decreases in proceeds under equipment disposals and impairment of the carrying values of its revenue equipment could adversely affect its results of operations and financial condition.

The Company has significant ongoing capital expenditure requirements. If the Company is unable to obtain additional capital on favorable terms or at all, it may not be able to execute on its business plans and its business, financial condition, results of operations, cash flows and prospects may be adversely affected.

The Company’s trucking business is capital intensive. Its capital expenditures focus primarily on revenue equipment replacement and, to a lesser extent, facilities, revenue equipment growth, and investments in information technology. The Company also expects to devote substantial financial resources to grow its operations and fund its acquisition activities. As a result of the Company’s funding requirements, it likely will need to sell additional equity or debt securities or seek additional financing through other arrangements to increase its cash resources. Any sale of additional equity or debt securities may result in dilution to its stockholders. Public or private financing may not be available in amounts or on terms acceptable to the Company, if at all.

If the Company is unable to obtain additional financing, it may be required to delay, reduce the scope of, or eliminate future acquisition activities or growth initiatives, which could adversely affect its business, financial condition and operating results. In such case, the Company may also operate its revenue equipment (including tractors and trailers) for longer periods, which would result in increased maintenance costs, which would in turn reduce its operating income.

The trucking industry is highly regulated and changes in existing laws or regulations, or liability under existing or future laws or regulations, could have a material adverse effect on its results of operations and profitability.

The Company operates in the United States pursuant to operating authority granted by the DOT. The company, as well as its company and owner-operator drivers, must also comply with governmental regulations regarding safety, equipment, environmental protection and operating methods. Examples include regulation of equipment weight, equipment dimensions, fuel emissions, driver hours-of-service, driver eligibility requirements, on-board reporting of operations and ergonomics. The Company may become subject to new or more restrictive regulations relating to such matters that may require changes in its operating practices, influence the demand for transportation services or require it to incur significant additional costs. Possible changes to laws and regulations include:

●	increasingly stringent environmental laws and regulations, including changes intended to address fuel efficiency and greenhouse gas emissions that are attributed to climate change;

●	restrictions, taxes or other controls on emissions;

●	regulation specific to the energy market and logistics providers to the industry;

●	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;

●	driver and vehicle ELD requirements;

●	requirements leading to accelerated purchases of new trailers;

●	mandatory limits on vehicle weight and size;

●	driver hiring restrictions;

●	increased bonding or insurance requirements; and

●	security requirements imposed by the DHS.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, including taxes on motor fuels and emissions, which may increase the Company’s or its independent affiliates’ operating costs, require capital expenditures or adversely impact the recruitment of drivers.

Restrictions on greenhouse gas emissions or climate change laws or regulations could also affect the Company’s customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products the Company carries, which, in turn, could adversely impact the demand for the Company’s services as well as its operations. The Company also could lose revenue if its customers divert business from it because it has not complied with their sustainability requirements.

Safety-related evaluations and rankings under the CSA program could adversely impact the Company’s relationships with its trucking customers and its ability to maintain or grow its fleet, each of which could have a material adverse effect on its results of operations and profitability.

The CSA includes compliance and enforcement initiatives designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. Certain measurements and scores collected by the CSA from transportation companies are available to the general public on the FMCSA’s website.

The Company’s CSA scores are dependent upon its safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in the CSA program or the underlying methodology used by the FMCSA to determine a carrier’s safety rating could change and, as a result, the Company’s ability to maintain an acceptable score could be adversely impacted. If the FMCSA adopts rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then the Company’s CSA scores could be adversely affected. If the Company receives an unacceptable CSA score, its relationships with customers could be damaged, which could result in a loss of business.

The requirements of CSA could also shrink the trucking industry’s pool of drivers if drivers with unfavorable scores leave the industry. As a result, the costs to attract, train and retain qualified drivers could increase. A shortage of qualified drivers could also increase driver turnover, decrease asset utilization, limit growth and adversely impact the Company’s results of operations and profitability.

The Company is subject to environmental and worker health and safety laws and regulations that may expose it to significant costs and liabilities and have a material adverse effect on its results of operations, competitive position and financial condition.

The Company is subject to stringent and comprehensive federal, state, and local environmental and worker health and safety laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, the health and safety of its workers in conducting operations, and adverse impacts to the environment. Under certain environmental laws, the Company could be subject to strict liability, without regard to fault or legality of conduct, for costs relating to contamination at facilities the Company owns or operates or previously owned or operated and at third-party sites where the Company disposed of waste, as well as costs associated with the clean-up of releases arising from accidents involving the Company’s vehicles. The Company often operates in industrial areas, where truck terminals and other industrial activities are located, and where soil, groundwater or other forms of environmental contamination have occurred from historical or recent releases and for which the Company may incur remedial or other environmental liabilities. The Company also maintains aboveground and underground bulk fuel storage tanks and fueling islands at some of its facilities and vehicle maintenance operations at certain of its facilities. The Company’s operations involve the risks of fuel spillage or seepage into the environment, environmental damage and unauthorized hazardous material spills, releases or disposal actions, among others.

Increasing efforts to control air emissions, including greenhouse gases, may have an adverse effect on the Company. Federal and state lawmakers have implemented various climate-change initiatives and greenhouse gas regulations and may implement additional initiatives in the future, all of which could increase the cost of new tractors, impair productivity and increase the Company’s operating expenses.

Compliance with environmental laws and regulations may also increase the price of the Company’s equipment and otherwise affect the economics of the Company’s trucking business by requiring changes in operating practices or by influencing the demand for, or the costs of providing, transportation services. For example, regulations issued by the EPA and various state agencies that require progressive reductions in exhaust emissions from diesel engines have resulted in higher prices for tractors and diesel engines and increased operating and maintenance costs. Also, in order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as the Company’s, may idle. These restrictions could force the Company to alter its drivers’ behavior, purchase on-board power units that do not require the engine to idle or face a decrease in productivity. The Company is also subject to potentially stringent rulemaking related to sustainability practices, including conservation of resources by decreasing fuel consumption. This increased focus on sustainability practices may result in new regulations and/or customer requirements that could adversely impact the Company’s business.

If the Company has operational spills or accidents or if it is found to be in violation of, or otherwise liable under, environmental or worker health or safety laws or regulations, the Company could incur significant costs and liabilities. Those costs and liabilities may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of the Company’s operations in a particular area. The occurrence of any one or more of these developments could have a material adverse effect on our results of operations, competitive position and financial condition. Environmental and worker health and safety laws are becoming increasingly more stringent and there can be no assurances that compliance with, or liabilities under, existing or future environmental and worker health or safety laws or regulations will not have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects.

Insurance and claims expenses could significantly reduce the Company’s profitability.

The Company is exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, group health and group dental. The Company has insurance coverage with third-party insurance carriers, but it assumes a significant portion of the risk associated with these claims due to its self-insured retention and deductibles, which can make its insurance and claims expense higher or more volatile. Additionally, the Company faces the risks of increasing premiums and collateral requirements and the risk of carriers or underwriters leaving the transportation sector, which may materially affect its insurance costs or make insurance more difficult to find, as well as increase its collateral requirements. The Company could experience increases in its insurance premiums in the future if it decides to increase its coverage or if its claims experience deteriorates. In addition, the Company is subject to changing conditions and pricing in the insurance marketplace and the cost or availability of various types of insurance may change dramatically in the future. If the Company’s insurance or claims expense increases, and the Company is unable to offset the increase with higher freight rates, its results of operations could be materially and adversely affected. The Company’s results of operations may also be materially and adversely affected if it experiences a claim in excess of its coverage limits, a claim for which coverage is not provided or a covered claim for which its insurance company fails to perform.

The Company derives all of its trucking revenue from one customer, the loss of which would have a material adverse effect on the Company’s business.

All of the Company’s trucking revenue is generated from the USPS, the loss of which would have a material adverse effect on the Company’s business.

Economic conditions may adversely affect the USPS and its ability to remain solvent. The USPS’s financial difficulties can negatively impact the Company’s results of operations and financial condition and the Company’s ability to comply with the covenants in its debt agreements, especially if the USPS were to delay or default on payments to us. There can be no assurance that the Company’s relationship with the USPS will continue as presently in effect. A reduction in, or termination of, the Company’s services by the USPS would have a material adverse effect on the Company’s business and operating results.

Difficulty in obtaining goods and services from the Company’s vendors and suppliers could adversely affect the Company’s business.

The Company is dependent upon its vendors and suppliers, including equipment manufacturers, for tractors, trailers and other products and materials. The Company believes that it has positive vendor and supplier relationships and is generally able to obtain favorable pricing and other terms from such parties. If the Company fails to maintain amenable relationships with its vendors and suppliers, or if its vendors and suppliers are unable to provide the products and materials the Company needs or undergo financial hardship, the Company could experience difficulty in obtaining needed goods and services, and subsequently, its business and operations could be adversely affected.

The Company’s contractual agreements with its owner-operators expose it to risks that it does not face with its company drivers.

The Company relies, in part, upon independent contractor owner-operators to perform the services for which it contracts with customers. The Company’s reliance on independent contractor owner-operators creates numerous risks for the Company’s business.

If the Company’s independent contractor owner-operators fail to meet the Company’s contractual obligations or otherwise fail to perform in a manner consistent with the Company’s requirements, the Company may be required to utilize alternative service providers at potentially higher prices or with some degree of disruption of the services that the Company provides to customers. If the Company fails to deliver on time, if its contractual obligations are not otherwise met, or if the costs of its services increase, then the Company’s profitability and customer relationships could be harmed.

The financial condition and operating costs of the Company’s independent contractor owner-operators are affected by conditions and events that are beyond the Company’s control and may also be beyond their control. Adverse changes in the financial condition of the Company’s independent contractor owner-operators or increases in their equipment or operating costs could cause them to seek higher revenues or to cease their business relationships with the Company. The prices the Company charges its customers could be impacted by such issues, which may in turn limit pricing flexibility with customers, resulting in fewer customer contracts and decreasing the Company’s revenues.

Independent contractor owner-operators typically use tractors, trailers and other equipment bearing the Company’s trade names and trademarks. If one of the Company’s independent contractor owner-operators is subject to negative publicity, it could reflect on the Company and have a material adverse effect on the Company’s business, brand and financial performance. Under certain laws, the Company could also be subject to allegations of liability for the activities of its independent contractor owner-operators.

Owner-operators are third-party service providers, as compared to company drivers who are employed by the Company. As independent business owners, the Company’s owner-operators may make business or personal decisions that conflict with the Company’s best interests. For example, if a load is unprofitable, route distance is too far from home or personal scheduling conflicts arise, an owner-operator may deny loads of freight from time to time. In these circumstances, the Company must be able to timely deliver the freight in order to maintain relationships with customers.

If the Company’s owner-operators are deemed by regulators or judicial process to be employees, the Company’s business and results of operations could be adversely affected.

Tax and other regulatory authorities have in the past sought to assert that owner-operators in the trucking industry are employees rather than independent contractors. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If the Company’s owner-operators are determined to be its employees, it would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

The Company is dependent on computer and communications systems, and a systems failure or data breach could cause a significant disruption to its business.

The Company’s business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure. The Company currently maintains its computer systems at multiple locations, including several of its offices and terminals and third-party data centers, along with computer equipment at each of its terminals. The Company’s operations and those of its technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, data breaches (including cyber-attacks or cyber intrusions over the Internet, malware and the like) and other events generally beyond its control. Although the Company believes that it has robust information security procedures and other safeguards in place, as cyber threats continue to evolve, it may be required to expend additional resources to continue to enhance its information security measures and investigate and remediate any information security vulnerabilities. A significant cyber incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay the Company’s operations, damage its reputation, cause a loss of customers, agents or third party capacity providers, expose the Company to a risk of loss or litigation, or cause the Company to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on its results of operations and financial position.

If the Company’s employees were to unionize, the Company’s operating costs could increase and its ability to compete could be impaired.

None of the Company’s employees are currently represented under a collective bargaining agreement; however, the Company always faces the risk that its employees will try to unionize, and if its owner-operators were ever re-classified as employees, the magnitude of this risk would increase. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board (the NLRB) could render decisions or implement rule changes that could significantly affect the Company’s business and its relationship with employees, including actions that could substantially liberalize the procedures for union organization. For example, in December 2014, the NLRB implemented a final rule amending the agency’s representation-case proceedings that govern the procedures for union representation. Pursuant to this amendment, union elections can now be held within 10 to 21 days after the union requests a vote, which makes it easier for unions to successfully organize all employees, in all industries. In addition, the Company can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions.

Any attempt to organize by the Company’s employees could result in increased legal and other associated costs and divert management attention, and if the Company entered into a collective bargaining agreement, the terms could negatively affect its costs, efficiency and ability to generate acceptable returns on the affected operations. In particular, the unionization of the Company’s employees could have a material adverse effect on its business, financial condition, results of operations, cash flows and prospects because:

●	restrictive work rules could hamper the Company’s efforts to improve and sustain operating efficiency and could impair the Company’s service reputation and limit the Company’s ability to provide next-day services;

●	a strike or work stoppage could negatively impact the Company’s profitability and could damage customer and employee relationships; and

●	an election and bargaining process could divert management’s time and attention from the Company’s overall objectives and impose significant expenses.

Higher health care costs and labor costs could adversely affect the Company’s financial condition and results of operations.

With the passage in 2010 of the United States Patient Protection and Affordable Care Act (the PPACA), the Company is required to provide health care benefits to all full-time employees that meet certain minimum requirements of coverage and affordability, or otherwise be subject to a payment per employee based on the affordability criteria set forth in the PPACA. Many of these requirements have been phased in over a period of time, with the majority of the most impactful provisions affecting the Company having begun in the second quarter of 2015. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. The PPACA also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but have elected not to participate in the Company’s health care plans may ultimately find it more advantageous to do so. It is also possible that by making changes or failing to make changes in the health care plans the Company offers it will have difficulty attracting and retaining employees, including drivers. Finally, implementing the requirements of health care reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements may significantly increase the Company’s health care coverage costs and could materially adversely affect its financial condition and results of operations.

RISKS RELATED TO THE CNG INDUSTRY

Our CNG station success depends on the continued adoption of natural gas as a vehicle fuel.

Our CNG stations solely serve operators of natural gas vehicles (“NGVs”). Our CNG station business model is predicated on the continued purchase of natural gas by existing customers and on the expectation that fleets and other customers will operate more vehicles on natural gas in the future and that new customers will come to our public stations in the future. In the event that demand for CNG does not increase, or even decreases, we will be unlikely to achieve our forecasted results. Reasons for a decrease in demand for CNG could include significant decreases in oil prices or increases in natural gas prices, changes in regulations, alternative technologies being deemed as superior, lack of availability of NGVs and engines for conversion, lack of availability of vehicle servicing and a reduction in the number of CNG stations in the U.S.

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

We received state government grants to assist us in building our Titan El Toro, EAF San Antonio and EAF Fort Worth stations and many of our customers received tax incentives to offset part or all of the additional up-front cost to acquire NGVs or convert vehicles to run on natural gas. In addition, many states offer waivers on vehicle weight to allow for NGVs to operate. These and other incentives may not continue. The federal government’s AFTC tax credit program was reinstated for 2017, but if in the future the AFTC tax credit program is not renewed or if other government incentives are discontinued, our business may be adversely affected.

Improvements in technologies relating to gasoline and diesel emission reduction or in electric vehicle power could reduce NGV demand.

We believe that our customers operate NGVs in part due to the lower emissions relative to gasoline and diesel, yet higher power relative to electric or other alternative fuel vehicles. In the event that technologies are developed that either reduce the emissions in gasoline and diesel-powered vehicles or improve the operating capabilities of electric, solar, or other alternative fuel technology vehicles, the demand for NGVs could be significantly reduced. Any such reduction in the demand for NGVs will adversely affect our financial performance.

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

Our common stock is currently regarded as a “penny stock” because our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States and our common stock has a market price less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction. To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for our common stock and may severely and adversely affect the ability of broker-dealers to sell our common stock.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: November 15, 2018	By:	/s/ John P. Yeros
John P. Yeros
Chief Executive Officer
Principal Executive Officer

Date: November 15, 2018	By:	/s/ Michael Zientek
Michael Zientek
Chief Financial Officer
Principal Financial and Accounting Officer

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended SEPTEMBER 30, 2018

Exhibit	Description
2.1	Acquisition Option Agreement dated September 5, 2018 between EVO Transportation & Energy Services, Inc., Sheehy Enterprises, Inc., Sheehy Mail Contractors, Inc., John Sheehy, and Robert Sheehy (1)
4.1	Secured Convertible Promissory Note dated July 20, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (2)
10.1	Confidential Settlement Agreement and Mutual Release dated July 31, 2018 by and among Red Ocean Consulting, LLC, Brenton Hayden, Richard H. Enrico Revocable Trust dated June 9, 1998, Richard H. Enrico, Titan CNG, LLC, Titan El Toro, LLC, Titan Diamond Bar, LLC, Titan Blaine, LLC, Kirk Honour, Scott Honour, and EVO Transportation & Energy Services, Inc. (2)
10.2	Note Purchase Agreement dated July 20, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (2)
10.3	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (2)
10.4	Warrant dated July 20, 2018 issued to Dan Thompson II LLC ($2.50) (2)
10.5	Employment Agreement dated July 25, 2018 between EVO Transportation & Energy Services, Inc. and Michael Zientek. (2)
10.6	Transportation Services Proposal & Contract for Regular Service (Contract No. 430Q8) between Thunder Ridge Transport Inc. and United States Postal Service.*
10.7	Transportation Services Proposal & Contract for Regular Service (Contract No. 913A7) between Thunder Ridge Transport Inc. and United States Postal Service.*
10.8	Transportation Services Proposal & Contract for Regular Service (Contract No. 995L2) between Thunder Ridge Transport Inc. and United States Postal Service.*
10.9	Transportation Services Proposal & Contract for Regular Service (Contract No. 995L3) between Thunder Ridge Transport Inc. and United States Postal Service.*
10.10	Transportation Services Proposal & Contract for Regular Service (Contract No. 945L3) between Thunder Ridge Transport Inc. and United States Postal Service.*
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

(1)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 17, 2018 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 6, 2018 and incorporated herein by reference.