Form 10-K
period 2018-12-31
EVO Transportation & Energy Services, Inc.
filed 2019-05-30
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $385,660 based on the price of $0.15 per share, the price at which the Registrant’s common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter as reported on the OTC Pink Marketplace.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of May 29, 2019, there were 2,278,530 shares of the registrant’s common stock, par value $0.0001, outstanding.

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements reflect management’s current view about future events. When used in this report, the words “anticipate”, “will”, “believe”, “expects”, “intends”, “estimates”, “projects”, “target”, “goals”, “plans”, “objectives”, “should”, “future,”, “seek”, “may”, “could”, “likely” or similar expressions or the negative of these terms identify forward-looking statements as they relate to EVO Transportation & Energy Services, Inc., a Delaware corporation (“EVO Inc.,” the “Company,” “we,” “us” or “our”), its subsidiaries or management. The forward-looking statements in this report generally relate to: our growth strategy and potential acquisition candidates, gasoline, diesel, and natural gas prices, management’s expectations regarding market trends and competition in the vehicle fuels industry, government tax credits and other incentives, and environmental and safety considerations.

Forward-looking statements are based on information available to management at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Such statements reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of this report) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include, among other factors:

●	Our ability to recruit and retain qualified driving associates;

●	Future equipment prices, our equipment purchasing plans, and our equipment turnover (including expected tractor trade-ins);

●	The expected freight environment, including freight demand and volumes;

●	Future third-party service provider relationships and availability;

●	Future contracted pay rates with independent contractors and compensation arrangements with driving associates;

●	Future supply, demand, use and prices of crude oil, gasoline, diesel, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;

●	Our expectations regarding the market’s perception of the benefits of conventional and renewable natural gas relative to gasoline and diesel and other alternative vehicle fuels, including with respect to factors such as supply, cost savings, environmental benefits and safety;

●	Expected rates and levels of adoption of compressed natural gas (“CNG”) as a vehicle fuel and our ability to capture a significant share of these markets if and when they grow;

●	Projections regarding natural gas vehicle cost, fuel usage, availability, quality, safety, convenience (to fuel and service), design and performance, generally and in our key customer markets and relative to comparable vehicles powered by other fuels;

●	The competitive environment in which we operate, including predictions of increasing competition in the market for vehicle fuels generally, and the nature and impact of competitive developments in our industry, including advances or improvements in non-natural gas vehicle fuels and engines powered by these fuels;

●	The availability and effect on our business of environmental tax or other government regulations, programs or incentives that promote natural gas as a vehicle fuel, such as, for instance, a federal alternative fuels tax credit (“AFTC”) and the programs under which we generate credits by selling CNG, plus credits under the California Low Carbon Fuel Standards.

ii

●	Potential adoption of government policies or programs that favor vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;

●	The impact of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as emissions and other environmental regulations and pressures on crude oil and natural gas drilling, production, importing or transportation methods and fueling stations for these fuels;

●	Developments in our products and services offering, including any new business activities we may pursue in the future;

●	The success and importance of any acquisitions, divestitures, investments or other strategic relationships or transactions;

●	New technologies and improvements to existing technologies in the vehicle fuels markets;

●	General political, regulatory, economic and market conditions;

●	Our need for and access to additional capital to fund our business or repay our debt, through selling assets or pursuing equity, debt or other types of financing;

●	the flexibility of our model to adapt to market conditions.

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

iii

PART I

Item 1. Business.

EVO Transportation & Energy Services, Inc. was incorporated in the State of Delaware on October 22, 2010 under the name “Minn Shares Inc.” to effect the reincorporation (the “Reincorporation”) of Minn Shares Inc., a Minnesota corporation (“Minn Shares Minnesota”), in the State of Delaware. On December 1, 2010 the Company entered into an agreement and plan of merger with Minn Shares Minnesota, pursuant to which Minn Shares Minnesota was merged with and into the Company. Following the merger, Minn Shares Minnesota ceased to exist and the Company assumed all of the rights, liabilities, and obligations of Minn Shares Minnesota.

On November 22, 2016, the Company acquired 100% of the outstanding equity interests of Titan CNG LLC, a Delaware limited liability company (“Titan”), under an agreement and plan of securities exchange among the Company, Titan, and Titan’s equity holders. The Company issued 248,481 shares of its common stock to the former equity holders of Titan in connection with the acquisition. Although the Company was the legal acquirer in the transaction, Titan equity holders received as consideration approximately 91.25% of the Company’s total outstanding shares of common stock on a post-transaction basis. As a result, Titan was the accounting acquirer in the transaction and the acquisition resulted in a change in control of the Company. Following the closing, the business plan of Titan became the business plan of the Company and all former officers of the Company resigned and were replaced by officers designated by Titan.

On February 1, 2017, the Company acquired Environmental Alternative Fuels, LLC, a Delaware limited liability company (“EAF”), and its wholly owned subsidiary EVO CNG, LLC, a Delaware limited liability company (“EVO CNG”), under a securities exchange agreement among the Company, EAF, EVO CNG, Danny R. Cuzick, Damon R. Cuzick, Theril H. Lund and Thomas J. Kiley (together, the “EAF Members”). In accordance with the terms of the securities exchange agreement, the Company acquired all of the membership interests of EAF from the EAF Members and, in exchange, issued a promissory note in the principal amount of $3.8 million to Danny R. Cuzick and convertible promissory notes in the aggregate principal amount of $9.5 million to the EAF Members (the “EAF Share Exchange”). See Note 2 – Acquisition – EAF for the purchase accounting and related disclosures for this acquisition.

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

Effective August 31, 2017, Minn Shares changed its name to EVO Transportation & Energy Services, Inc.

On June 1, 2018, the Company entered into an equity purchase agreement (the “TR Purchase Agreement”) with Billy (Trey) Peck Jr. (“Peck”) pursuant to which the Company acquired all of the issued and outstanding shares (the “TRT Shares”) in Thunder Ridge Transport, Inc., a Missouri corporation (“Thunder Ridge”), from Peck and Thunder Ridge became a wholly-owned subsidiary of the Company. Thunder Ridge is based in Springfield, Missouri and is engaged in the business of fulfilling government and corporate contracts for freight trucking services. See Note 2 – Acquisition – Thunder Ridge for the purchase accounting and related disclosures for this acquisition.

In connection with closing the agreement, on January 4, 2019, Sheehy Enterprises and Sheehy Mail entered into an equipment lease agreement with an effective date of January 2, 2019, (the “Equipment Lease”), whereby Sheehy Enterprises agreed to lease to Sheehy Mail certain truck and trailer equipment owned by Sheehy Enterprises. The Equipment Lease provides for monthly payments of $91,667 and a term of 48 months.

On November 18, 2018, the Company acquired 100% of the membership interests of W.E. Graham, Inc., (“Graham”) a trucking company based in Memphis, Tennessee that provides freight and shipping services on behalf of the USPS, for $186,000 in cash and a promissory note in the principal amount of $300,000 with an annual interest rate of 3.0% and a maturity date of October 1, 2022. Graham services three USPS mail contracts across Tennessee, Georgia, Alabama and Mississippi.

On December 15, 2018, the Company and EVO Merger Sub, Inc., a Wisconsin corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ursa Major Corporation, a Wisconsin corporation (“Ursa Major”), John Lampsa, and Ursula Lampsa (together, the “Lampsas”). The Merger Agreement provided for the merger of Merger Sub with and into Ursa Major, with Ursa Major surviving as a wholly owned subsidiary of the Company (the “Merger”). Ursa Major is based in Oak Creek, Wisconsin and is engaged in the business of fulfilling government and corporate contracts for freight trucking services truck repair services and selling spare truck parts.

Also, on December 15, 2018, EVO Equipment Leasing, LLC, (“EVO Equipment”) a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a stock purchase agreement (the “Purchase Agreement”) with the Lampsas pursuant to which EVO Equipment agreed to acquire all of the issued and outstanding shares (the “JBL Shares”) in JB Lease Corporation, a Wisconsin corporation (“JB Lease”), from the Lampsas. JB Lease is based in Oak Creek, Wisconsin, and is engaged in the business of leasing trucks and trailers for freight trucking.

On January 4, 2019, but effective January 2, 2019, the Company exercised its option under an acquisition agreement with Sheehy Enterprises, Inc., a Wisconsin corporation (“Sheehy Enterprises”), John Sheehy, and Robert Sheehy, pursuant to which the Company acquired from Sheehy Enterprises all of the membership interests in Sheehy Mail Contractors, Inc., (“Sheehy Mail”) a Wisconsin corporation and wholly-owned subsidiary of Sheehy Enterprises for 2,240,000 shares of the Company’s common stock. Sheehy Mail is based in Waterloo, Wisconsin and is engaged in the business of fulfilling government and corporate contracts for freight trucking services. Sheehy Mail operates the largest CNG fleet servicing the United States Postal Service (“USPS”).

On February 1, 2019, the parties to the Merger Agreement and Purchase Agreement consummated the transactions contemplated by the Merger Agreement and Purchase Agreement. Pursuant to the Merger Agreement, at closing each share of common stock of Ursa Major converted into the right to receive a pro rata share of 800,000 shares of common stock, par value $0.0001, of the Company’s common stock. Pursuant to the Purchase Agreement, at closing EVO Equipment paid the Lampsas $2,500,000, assumed approximately $12,000,000 in existing JB Lease indebtedness, and issued a promissory note in the principal amount of approximately $6,430,000 to the Lampsas (the “JB Lease Note”). The JB Lease Note is interest-free until June 1, 2019 and is secured by the JBL Shares and 100% of the equity in Ursa Major. Beginning June 1, 2019, the JB Lease Note bears interest at a rate of 9% per annum and provides for blended monthly principal and interest payments of $50,000 beginning June 1, 2019.

Business Overview

EVO Inc. is an emerging transportation operator and next generation supplier for the USPS. It offers flexible and efficient solutions through a combination of diesel and CNG trucks and tractors across 15 states. EVO Inc. also operates six strategically located CNG refueling stations in Jurupa Valley, CA; Lake Arlington, TX; Fort Worth, TX; Oak Creek, WI; Tolleson, AZ; and San Antonio, TX that accommodate Class 8 trucks and trailers. EVO Inc. has identified a compelling opportunity in an evolving ecosystem of USPS transportation contractors, and we have refocused our corporate strategy to leverage our footprint of CNG stations and relationships with owner-operators to build a national fleet of haulers and in turn drive additional CNG sales to our company-owned stations.

The Company competitively bids on transportation contracts that detail the movement of mail between processing facilities, destination post offices and destination mailing addresses. Customer contracts are long term in nature with contract terms that are typically four-years in duration and often are renewed to the incumbent if appropriate service has been performed. Contracts are bid and performed in accordance with all contract requirements including, but not limited to Service Contract Act requirements, Department of Transportation (“DOT”) regulations (federal and state), and all other applicable local and state regulations.

The Company plans to grow substantially through acquisition and currently has a robust pipeline of potential acquisition candidates. The identification of potential target companies, discussions with, and due diligence of potential target companies is an integral part of the Company’s day-to-day operations.

Market Overview

U.S. Mail Trucking

In 2014, the USPS announced that it intends to drastically reduce their supplier base from over 4,000 contractors to less than 1,000 by 2022. As part of this consolidation effort, the USPS began implementing the Dynamic Route Optimization (“DRO”) program, which is designed to manage fewer relationships and work with larger prime contractors who also prioritize alternative energy transportation options. As a result, it is estimated that over $1 billion in DRO contracts will come available over the next five years.

CNG Fueling Stations

Management believes that there is an immediate opportunity to capture market share in the growing U.S. natural gas vehicle fueling market by repositioning its own fleet of CNG trucks near its company owned CNG stations and seeking trucking company acquisitions or alliances with other CNG users operating near its CNG stations. According to the United States Department of Energy, in December 2018, natural gas was selling at retail in the United States at approximately $2.19 per gas gallon equivalent (“GGE”) while gasoline and diesel were selling for approximately $2.27 and $2.98 per gallon, respectively. Management expects this disparity to remain intact for the foreseeable future, which would create a strong economic incentive for vehicle operators to switch to CNG. In addition, CNG is a significantly cleaner fuel than is gasoline or diesel and creates less engine wear, thereby making its use even more desirable. Natural Gas Vehicles of America (“NGV America”) estimates that as of December 2018, there were approximately 1,700 natural gas fueling stations, with 175,000 natural gas vehicles, including commercial vehicles in the United States.

Competition

The U.S. mail trucking industry is estimated to represent an approximately $5 billion subset of the broader transportation market. The USPS trucking industry is highly competitive and fragmented. In 2014, the USPS had active contracts with over 4,000 transportation contractors, and it has publicly announced that its goal is to reduce that number to below 1,000 by 2022. As a result, the Company estimates that over $1 billion in DRO contracts will come available over the next five years. While this will provide additional opportunities for the Company to win new contracts, it may also expose the Company to additional risk of loss on existing contracts as they come up for renewal.

The Company competes primarily with other transportation companies for DRO contracts with the USPS. We also compete with other motor carriers for the services of drivers, independent contractors and management employees. A number of the Company’s competitors have greater financial resources than it does. Additionally, the USPS typically renews contracts with incumbent service providers if appropriate services have been performed, which could limit the Company’s ability to win new USPS contracts. The Company believes that the principal differentiating factors in its business, relative to competition, are service, efficiency, pricing, and its focus on CNG equipment, which aligns with the USPS’s stated preference for contractors who prioritize alternative energy options. Additionally, the Company was an early adopter of the DRO program with the USPS. The existing relationship with the USPS and experience with the DRO program, provides the Company an additional competitive advantage when bidding on these contracts.

The vehicle fuels market is highly competitive and in a state of rapid development. As a smaller provider of alternative vehicle fuels, we face numerous barriers to market entry. We compete directly with other operators of CNG fueling stations and indirectly with gasoline, diesel and other alternative vehicle fuels markets, including, but not limited to ethanol, biodiesel, LNG, hydrogen, hybrid and electric vehicle markets. Gasoline and diesel producers and providers own a vast majority of the market share of the vehicle fuels industry. New developments and improvements to existing technologies continue to create volatility in the alternative fuels’ markets. Many of our competitors in the gasoline, diesel, and alternative fuels industries have access to greater financial and other resources than the Company. Demand for natural gas in the vehicle fuels industry is subject to price considerations, reliability, availability, convenience and accessibility, environmental considerations, government incentive programs, and safety considerations, among other factors.

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

Strategy

Our goal is to create a significant and strategically well-positioned national organization which meets the evolving needs of the USPS, enabling us to capture substantial market share in this industry. The Company competitively bids on transportation contracts that detail the movement of mail between processing facilities, destination post offices and destination mailing addresses. Customer contracts are long term in nature, typically with four-year terms and often are renewed to the incumbent if appropriate service has been performed. Contracts are bid and performed in accordance with all contract requirements including, but not limited to Service Contract Act requirements, DOT regulations (federal and state), and all other applicable local and state regulations.

Another aspect of our strategy is to increase utilization of our company owned CNG stations by acquiring trucking companies and developing transit lanes utilizing CNG trucks near our CNG stations. Since January 2019, we completed the acquisition of Sheehy Mail of Waterloo, Wisconsin, which operates the largest fleet of CNG trucks servicing the USPS. We also completed the acquisition of Ursa Major in 2019, which is based one mile from our Oak Creek CNG station and secured freight contracts from Phoenix to Los Angeles which can utilize the Tolleson, Arizona station and eventually the Jurupa Valley, California station.

Our Target Customers

The USPS is our primary target customer in the trucking industry.

In the CNG industry, we target corporate and government fleet customers in addition to generating our own demand with our company owned CNG fleet and further business development efforts for transit lanes near our stations or trucking acquisitions. We believe that fleet operators with vehicles that run the same or similar routes each day (such as mail haulers or point to point freight routes) benefit most immediately from the economic advantages available through CNG usage.

Tax Rebate Opportunity

Historically, the federal government offered AFTC enabling the Company to receive a tax credit of $0.50 per GGE of CNG sold for vehicle fuel use. The AFTC was first offered on October 1, 2006 and expired December 31, 2016. It was reinstated for 2017 and Congress is currently reviewing proposed legislation that would retroactively extend the tax provisions through 2019. Although, we previously availed ourselves of the AFTC, our business is not dependent on tax credits, grants, or other incentives from federal, state or local governments. However, when available, we plan to actively pursue federal and state tax credits and other incentives to lower development and operating costs.

Principal Customers and Suppliers

Trucking

The USPS is the Company’s primary trucking customer, and for the years ended December 31, 2018 and 2017, the USPS accounted for approximately 95% and 0%, respectively, of the Company’s revenue. As a result, the Company’s trucking operations are highly dependent on the USPS. The loss of the USPS as a customer or a significant reduction in the Company’s relationship with the USPS would have a material adverse effect on the Company’s business.

CNG

The Company historically has targeted high-volume fleet operators to serve as anchor customers at the stations. Once an anchor-customer relationship has been established, we typically seek to minimize construction and sourcing costs by tapping into existing natural gas pipeline infrastructure to supply the customer’s CNG needs. Consequently, we often have a principal customer at our CNG fueling stations. The Company is focusing on generating CNG volume at our stations by repositioning our company owned CNG trucks near our stations that are along trucking routes we serve rather than through additional station expansion.

EAF Tolleson. EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting the station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $70,565 minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $510,763, which amount may decrease annually during the term of the agreement and was equal to $306,458 as of December 31, 2018, and 2017.

EAF Oak Creek. EAF entered into a fuel purchase agreement dated January 11, 2013 with Sheehy Mail to sell CNG to Sheehy Mail at its EAF Oak Creek fueling station, which opened in December 2013, at agreed upon prices set forth in the agreement. The initial term expired in December 2018. The Company did not renew the contract since we acquired Sheehy Mail on January 2, 2019. Integrys Energy Services – Natural Gas, LLC agreed to supply natural gas to the station pursuant to a master retail gas sales agreement with EVO CNG dated November 1, 2013 and a related confirmation agreement dated January 27, 2015. The initial term of the agreement with Integrys Energy Services – Natural Gas, LLC expired in February 2019 and management is in negotiation to extend the terms of the agreement. The Company also has the option to secure an agreement with alternative suppliers at similar terms.

EAF Jurupa Valley. Our principal customer at the EAF Jurupa Valley station was Swift Transportation Co. (“Swift”). Swift owns the real estate underlying the EAF Jurupa Valley station and leases the property to EVO CNG pursuant to an oral month-to-month lease agreement. The founder of Swift is also a shareholder of the Company. Under the terms of the lease agreement, EVO CNG agreed to construct a CNG fueling station and to make provisions for the installation of a natural gas supply line to the property in order to meet Swift’s CNG fueling needs. EVO CNG entered into a line extension contract dated April 3, 2014 with Southern California Gas Company to serve as the supplier of CNG to the station. Southern California Gas Company agreed to install a pipeline connecting its existing infrastructure to the northwest border of the EAF Jurupa Valley property at no cost to EVO CNG or Swift, provided that at least 2.4 million DGE is pumped in any 12-month period during the first three years of operation. EVO CNG paid $290,000 for installation of a pipeline across the property to connect the fueling station to the new line laid by Southern California Gas Company. During December 2017, Swift ended their use of CNG trucks. Management believes it can replace the CNG volume for this location with the new trucking routes it is developing in that area. The station is in a highly industrialized area with significant trucking activity. The Company recently secured a freight route from Phoenix to Los Angeles. Business development efforts are underway to increase freight volume in this lane.

EAF San Antonio. EAF entered into an agreement with Central Freight Lines, Inc. (“Central Freight”) to sell CNG to Central Freight at the EAF San Antonio station at agreed upon prices set forth in the agreement. The agreement had an initial term of five years expiring September 2018. Management is in negotiation to extend the terms of the agreement. EAF entered into a natural gas service and pipeline agreement dated November 12, 2014, with LDC, LLC (“LDC”), pursuant to which LDC agreed to construct a pipeline and deliver natural gas to EAF at the station. EAF agreed that LDC will be its exclusive supplier of natural gas at the facility.

EAF Fort Worth. Central Freight is also our principal customer at the EAF Fort Worth Facility. The fuel purchase agreement for the EAF Fort Worth station has an initial four-year term that expired April 2019. EAF agreed to supply CNG to Central Freight at agreed upon prices set forth in the fuel purchase agreement. The Company is negotiating with Central Freight to extend the agreement.

EAF Lake Arlington. EAF Lake Arlington is a station that management believes is positioned to provide virtual pipeline opportunities. It is in a highly industrialized area and management believes that there is potential to use the station to transport natural gas to customers that may not be able to get natural gas at their facilities due to pipeline constraints.

Safety and Risk Management

The DOT requires that the Company perform drug and alcohol testing that meets DOT regulations. Its safety program includes pre-employment, random and post-accident drug testing and all other testing required by the DOT. The Company also equips its company tractors with critical-event recorders to help continually train drivers, so that the Company can prevent or reduce the severity of accidents.

The primary safety-related risks associated with the Company’s business include damage to cargo hauled, physical damage to company equipment, damage to buildings and personal property, third party personal injury and property damage and workers’ compensation. The Company regularly reviews insurance limits and retentions. The Company believes that the insurance it currently maintains provides adequate coverage for its operations.

To the extent under dispatch and in furtherance of the Company’s business, its owner-operators are covered by the Company’s liability coverage. However, each owner-operator is responsible for physical damage to their own equipment, occupational accident coverage, liability exposure while the truck is used for non-company purposes, and, in the case of fleet operators, any applicable workers’ compensation requirements for their employees.

Fuel

The Company actively manages its fuel purchasing network in an effort to maintain adequate fuel supplies and reduce its fuel costs. The Company purchases its fuel through a network of retail truck stops with which it has negotiated volume purchasing discounts. The Company seeks to reduce its fuel costs by routing its drivers to truck stops with which the Company has negotiated volume purchase discounts when fuel prices at such stops are lower than the bulk rate paid for fuel at the Company’s terminals. The Company stores fuel in aboveground and underground storage tanks at some of its facilities.

The Company believes the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet by incorporating fuel efficiency measures and focusing on alternative fuel vehicles, particularly CNG vehicles that can leverage the Company’s current and future CNG fueling stations. The Company may periodically enter into various commodity hedging instruments to mitigate a portion of the effect of fuel price fluctuations. As of December 31, 2018 and 2017, the Company recorded liabilities related to commodity hedging instruments in the amount of approximately $11,000 and $32,000, respectively, in the accompanying consolidated balance sheets.

Thunder Ridge signed an agreement with a supplier on August 31, 2017 in which $1,000,000 was advanced and received by Thunder Ridge in 2017. The advance bears interest at 8.5% and is collateralized by substantially all of Thunder Ridge’s assets. As Thunder Ridge purchases fuel from the supplier’s station, Thunder Ridge reduces its fuel advance liability by $0.25 per gallon. Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a material adverse effect on the Company’s operations and profitability.

Seasonality

Due to seasonal increases in USPS volume, the Company’s truck utilization typically increases during the last quarter of each calendar year. At the same time, operating expenses increase, fuel efficiency declines because of engine idling and harsh weather creates higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy the Company’s assets or adversely affect the business or financial condition of customers, any of which could adversely affect the Company’s results or make the Company’s results more volatile.

Government Regulation and Environmental Matters

The Company’s operations are regulated and licensed by various federal, state, and local government agencies. The Company and its drivers must comply with the safety and fitness regulations of the DOT and the agencies within the states that regulate transportation, including those regulations relating to drug- and alcohol-testing and hours-of-service. Weight and equipment dimensions also are subject to government regulations. The Company also may become subject to new or more restrictive regulations relating to fuel emissions, environmental protection, drivers’ hours-of-service, driver eligibility requirements, on-board reporting of operations, collective bargaining, ergonomics and other matters affecting safety, insurance and operating methods. Other agencies, such as the United States Environmental Protection Agency (“EPA”) and the United States Department of Homeland Security (“DHS”), also regulate the Company’s equipment, operations, drivers and the environment.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service.

The FMCSA has adopted a data-driven Compliance, Safety and Accountability (the “CSA”) program as its safety enforcement and compliance model. The CSA program holds motor carries and drivers accountable for their role in safety by evaluating and ranking fleets and individual drivers on certain safety-related standards. The CSA program affects drivers because their safety performance and compliance impact their safety records and, while working for a carrier, will impact their carrier’s safety record. The methodology for determining a carrier’s DOT safety rating relies upon implementation of Behavioral Analysis and Safety Improvement Categories (“BASIC”) applicable to the on-road safety performance of the carrier’s drivers and certain of those rating results are provided on the FMCSA’s Carrier Safety Measurement System website. As a result, certain current and potential drivers may no longer be eligible to drive for the Company, the Company’s fleet could be ranked poorly as compared to its peer firms, and the Company’s safety rating could be adversely impacted. The occurrence of future deficiencies could affect driver recruiting and retention by causing high-quality drivers to seek employment (in the case of company drivers) or contracts (in the case of owner-operator drivers) with other carriers, or could cause the Company’s customers to direct their business away from the Company and to carriers with better fleet safety rankings, either of which would adversely affect the Company’s results of operations and productivity. Additionally, the Company may incur greater than expected expenses in its attempts to improve its scores as a result of poor rankings. Those carriers and drivers identified under the CSA program as exhibiting poor BASIC scores are prioritized for interventions, such as warning letters and roadside investigations, either of which may adversely affect the Company’s results of operations. To promote improvement in all CSA categories, including those both over and under the established scoring threshold, the Company has procedures in place to address areas where it has exceeded the thresholds and the Company continually reviews all safety-related policies, programs and procedures for their effectiveness and revises them, as necessary, to establish positive improvement. However, the Company gives no assurance these measures will be effective.

The methodology used to determine a carrier’s safety rating is subject to possible change by the FMCSA and, as a result, the Company’s acceptable safety rating could be impaired. The Company currently has a “satisfactory” FMCSA rating on 100% of its fleet. If the FMCSA adopts rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then the Company could be adversely affected.  If the Company were to receive an unsatisfactory DOT safety rating as a result of any changes to the methodology, it could adversely affect the Company’s business.

The FMCSA has also mandated the use of Electronic Logging Devices (“ELDs”) for commercial motor vehicle drivers to measure their compliance with hours-of-service requirements.  Motor carriers and drivers may use automatic onboard recording device (“AOBRDs”) compliant with existing regulations in lieu of ELDs if the AOBRDs were put into use prior to December 18, 2017; however, all carriers and drivers subject to FMCSA rules must use ELDs starting December 16, 2019.

The Company is also subject to various environmental laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, and adverse impacts to the environment, including to the soil, groundwater and surface water. The Company has implemented programs designed to monitor and address identified environmental risks.  Historically, the Company’s environmental compliance costs have not had a material adverse effect on its results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on the Company’s business and operating results.   If the Company fails to comply with applicable environmental laws or regulations, the Company could be subject to costs and liabilities. Those costs and liabilities may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects and the issuance of orders enjoining performance of some or all of its operations in a particular area. The occurrence of any one or more of such developments could have a material adverse effect on the Company’s business and operating results.

The Company’s operations involve the risks of fuel spillage or seepage into the environment, discharge of contaminants, environmental damage, and unauthorized hazardous material spills, releases or disposal actions, among others. If the Company is found to be responsible for such contamination or spills, the Company could be subject to costs and liabilities, including costs for remediation, environmental natural resource damages and penalties.

The EPA regulations limiting exhaust emissions have increasingly become more restrictive in recent years, and the EPA and National Highway Traffic Safety Administration (“NHTSA”) have also developed stricter fuel efficiency standards for heavy-duty trucks. New trailers are also now subject to greenhouse gas emission limits and fuel efficiency standards. The Company expects that these regulations will result in increased costs for acquiring new tractors and for additional parts and maintenance activities to retrofit its tractors with technology to achieve compliance with such standards. Such increased costs could adversely affect the Company’s operating results and profitability, particularly if such costs are not offset by potential fuel savings. The Company cannot predict, however, the extent to which its operations and productivity will be adversely impacted.

In addition to federal emissions standards, a number of states have mandated, and may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. In order to reduce exhaust emissions, some states and municipalities have also begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force the Company to alter its drivers’ behavior, purchase on-board power units that do not require the engine to idle or face a decrease in productivity.

Federal and state lawmakers also have implemented or proposed potential limits on greenhouse gas emissions under a variety of other climate-change initiatives. Compliance with such regulations may increase the cost of new tractors and trailers or require the Company to retrofit its equipment and could impair equipment productivity and increase its operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual value of these vehicles, could materially increase the Company’s operating expenses or otherwise adversely affect its operations.

Employees

As of December 31, 2018, the Company had approximately 290 employees, consisting of 259 full-time employees and 31 part-time employees. The Company employed 269 drivers as of December 31, 2018. The Company is not a party to any collective bargaining agreements.

The Company also contracts with owner-operator drivers to provide and operate tractors, which provide additional revenue equipment capacity. Independent contractors own their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and highway use taxes. As of December 31, 2018, the Company had 15 independent contractors, who accounted for approximately 38% of the Company’s total miles for the year ended December 31, 2018.

The Company’s strategy for both company and owner-operator drivers is to (i) hire safe and experienced drivers; (ii) promote retention with a competitive compensation package in the case of company drivers and contracted rates in the case of owner-operator drivers and positive working conditions; and (iii) minimize safety problems through careful screening, mandatory drug testing, continuous training, electronic logging system and rewards for accident-free driving.

Item 1A. Risk Factors.

Risks Related to the Company

If we do not obtain sufficient additional capital or generate substantial revenue, we may be unable to pursue our objectives. This raises substantial doubt related to our ability to continue as a going concern.

Our negative operating cash flows, negative working capital and accumulated deficit raise substantial doubt about our ability to continue as a going concern for the twelve months from the issuance of this Annual Report on Form 10-K. If we are unable to improve our profitability and liquidity position, we might be unable to continue as a going concern. This could significantly reduce the value of our investors’ investment in the Company.

We have a limited operating history on which to base an investment decision.

Titan was organized in 2012 and opened its first CNG station in February 2015. EAF was organized on March 28, 2012 and opened its first CNG station in December 2013. We recently entered the trucking industry by way of our 2018 acquisitions. Thus, we are subject to all the risks associated with any business enterprise with a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of operation, especially in a relatively nascent and capital-intensive industry such as ours. We have a limited operating history for you to consider in evaluating our business and prospects. When evaluating our business and prospects, you must consider the risks, expenses and difficulties that we may encounter as a young company in a rapidly evolving consumer market.

We will need substantial additional capital to fund our growth plans and operate our business.

We require substantial additional capital to fund our planned acquisitions, working capital deficiency, capital expenditures, debt service, and marketing and sales activities to achieve profitability and to otherwise execute on our business plan. The most likely sources of such additional capital include private placements and public offerings of shares of our capital stock, including shares of our common stock or securities convertible into or exchangeable for our common stock, debt financing or funds from potential strategic transactions. We may seek additional capital from available sources, which may include hedge funds, private equity funds, venture capitalists, lenders/banks and other financial institutions, as well as additional private placements. Any financings in which we sell shares of our capital stock will likely be dilutive to our current stockholders. If we raise additional capital by incurring debt a portion of our cash flow would have to be dedicated to the payment of principal and interest on such indebtedness. In addition, typical loan agreements also might contain restrictive covenants that may impair our operating flexibility. Such loan agreements, loans, or debentures would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of our stockholders. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, operating results or financial condition.

Our ability to raise additional capital may depend in part on our success in developing and operating our trucking segment and implementing our strategic plan to increase utilization of our company owned CNG stations by acquiring trucking companies and developing transit lanes utilizing CNG trucks near our CNG stations. We currently have no committed sources of additional capital and there is no assurance that additional financing will be available in the amounts or at the times required, or if it is, on terms acceptable or favorable to us. If we are unable to obtain additional financing when and if needed, our business will be materially impacted, and you may lose the value of your entire investment.

We have a history of losses and may incur additional losses in the future.

In 2018 and 2017, we incurred net losses of $6,576,692 and $9,160,893, respectively. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments. For instance, in 2017, we determined an impairment of the El Toro assets as a result of the station’s closure. Any similar actions in the future could have material adverse consequences, including material negative effects on our financial condition, our results of operations and the trading price of our common stock.

We may experience impairment of our long-lived assets.

Long-lived assets, including property, plant and equipment, are tested for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. An asset is considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. Once an asset is considered impaired, an impairment loss is recorded within operating expense for the difference between the asset’s carrying value and its fair value. For assets held and used in the business, management determines fair value using estimated future cash flows to be derived from the asset, discounted to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the proceeds to be received upon sale of the asset, less disposition costs. During the year ended December 31, 2017, we recorded an impairment of $806,217 associated with our El Toro station. In addition, we impaired goodwill and customer lists for $4,100,000. During the year ended December 31, 2018, we impaired a CNG compressor valued at $240,000.

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

The Company identified a number of deficiencies in internal control that it considered to be material weaknesses and other deficiencies that it considered to be significant deficiencies for the years ended December 31, 2018, and 2017. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. In addition, the Company’s management has concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to the material weaknesses in our internal control over financial reporting described in Item 9A. As a result, we will be required to expend significant resources to develop the necessary documentation and testing procedures required by Section 404, and there is a risk that we will not comply with all of the necessary requirements. If we cannot remediate the material weaknesses in internal controls identified by our current and former independent registered public accounting firms or if we identify additional material weaknesses in internal controls that cannot be remediated in a timely manner, investors and others with whom we do business may lose confidence in the reliability of our financial statements, and in our ability to obtain equity or debt financing could suffer.

We partially funded the construction of certain of our fueling stations using grant funds that we are required to repay if we do not satisfy certain operational metrics.

EVO CNG received grants in the amounts of $400,000 and $100,000 to assist in the construction and equipping of our EAF San Antonio and EAF Fort Worth stations, respectively. The grants must be repaid if EVO CNG sells, transfers, destroys or otherwise loses title, possession, ownership or control of the equipment funded with the grants during the terms of the respective grant agreements. The agreements expire in 2020 and 2019, respectively.

Many of the key personnel on which we depend to operate our company provide their services to us on a part-time basis and have other business or employment obligations.

Our ability to execute our business plans and objectives depends, in large part, on our ability to attract and retain qualified personnel. Competition for personnel is intense and there can be no assurance that we will be able to attract and retain personnel. In particular, we are presently dependent upon the services of our management team. John Yeros, chief executive officer, Damon Cuzick, president, Michael Zientek, chief financial officer, and John Sheehy, chief operating officer are the only full-time members of our management team. Our inability to utilize their services could have an adverse effect on us and there would likely be a difficult transition period in finding replacements for any of them. The execution of our strategic plan will place increasing demands on our management and operations. There can be no assurance that we will be able to effectually manage any expansion of our business. Management’s inability to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We are controlled by our current executive officers, directors and principal stockholders.

Our executive officers, directors and principal stockholders beneficially own a substantial majority of our outstanding common stock and have the ability to increase their holdings under certain agreements. Accordingly, our executive officers, directors and principal stockholders will have the ability to exert substantial influence over our business affairs, including electing directors, appointing officers, determining officers’ compensation, issuing additional equity securities or incurring additional debt, effecting or preventing a merger, sale of assets or other corporate transaction and amending our articles of incorporation.

We may not successfully manage our planned growth.

We plan on expanding our trucking business through acquiring additional companies that provide contract trucking services to the USPS and leveraging our expanded operations to bid on additional USPS trucking contracts. Any expansion of operations we may undertake will entail risks and such actions may involve specific operational activities that may negatively impact our profitability. Consequently, investors must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to us at that time, and (ii) management of such expanded operations may divert management’s attention and resources away from its existing operations. These factors may have a material adverse effect on our present and prospective business activities.

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

The Company also is subject to cost increases outside of its control that could materially reduce its profitability if it is unable to increase its rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver wages, owner-operator contracted rates, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for its employees. The USPS contracts include a monthly adjustment for changes in the price of fuel.

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

The Company may be adversely affected by fluctuations in the price or availability of CNG and diesel fuel.

Fuel is one of the Company’s largest operating expenses. Fuel prices fluctuate greatly due to factors beyond the Company’s control, such as political events, price and supply decisions by oil producing countries and cartels, terrorist activities, environmental laws and regulations, armed conflicts, depreciation of the dollar against other currencies, world supply and demand imbalances, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because the Company’s operations are dependent upon fuel, significant fuel cost increases, shortages or supply disruptions could materially and adversely affect its results of operations and financial condition.

Increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment could adversely affect the Company’s results of operations and cash flows.

Investment in new equipment is a significant part of the Company’s annual capital expenditures, and the Company’s trucking business requires an available supply of tractors and trailers from equipment manufacturers to operate and grow its business. In recent years, manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emission system design requirements mandated by the EPA and various state agencies, which are intended to reduce emissions. Federal and state regulators may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. Further, equipment price increases may result from these federal and state requirements. If new equipment prices increase more than anticipated, the Company could incur higher depreciation and rental expenses than anticipated. If the Company is unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, its results of operations and cash flows could be adversely affected.

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

The Company’s trucking business is capital intensive. Its capital expenditures focus primarily on revenue equipment replacement and, to a lesser extent, facilities, revenue equipment growth, and investments in information technology. The Company also expects to devote substantial financial resources to grow its operations and fund its acquisition activities. As a result of the Company’s funding requirements, it likely will need to raise funds through additional equity or debt securities or seek additional financing through other arrangements to increase its cash resources. Any sale of additional equity or debt securities may result in dilution to its stockholders. Public or private financing may not be available in amounts or on terms acceptable to the Company, if at all.

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

The Company derives substantially all of its trucking revenue from one customer, the loss of which would have a material adverse effect on the Company’s business.

Substantially all of the Company’s trucking revenue is generated from the USPS, the loss of which would have a material adverse effect on the Company’s business.

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

None of the Company’s employees are currently represented under a collective bargaining agreement; however, the Company always faces the risk that its employees will try to unionize, and if its owner-operators were ever re-classified as employees, the magnitude of this risk would increase. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board (the “NLRB”) could render decisions or implement rule changes that could significantly affect the Company’s business and its relationship with employees, including actions that could substantially liberalize the procedures for union organization. For example, in December 2014, the NLRB implemented a final rule amending the agency’s representation-case proceedings that govern the procedures for union representation. Pursuant to this amendment, union elections can now be held within 10 to 21 days after the union requests a vote, which makes it easier for unions to successfully organize all employees, in all industries. In addition, the Company can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions.

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

With the passage in 2010 of the United States Patient Protection and Affordable Care Act (the “PPACA”), the Company is required to provide health care benefits to all full-time employees that meet certain minimum requirements of coverage and affordability, or otherwise be subject to a payment per employee based on the affordability criteria set forth in the PPACA. Many of these requirements have been phased in over a period of time, with the majority of the most impactful provisions affecting the Company having begun in the second quarter of 2015. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. The PPACA also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible, but have elected not to participate in the Company’s health care plans may ultimately find it more advantageous to do so. It is also possible that by making changes or failing to make changes in the health care plans the Company offers it will have difficulty attracting and retaining employees, including drivers. Finally, implementing the requirements of health care reform is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements may significantly increase the Company’s health care coverage costs and could materially adversely affect its financial condition and results of operations.

Risks Related to the CNG Industry

Our CNG station success depends on the continued adoption of natural gas as a vehicle fuel.

Our CNG stations solely serve operators of natural gas vehicles (“NGVs”). Our CNG station business model is predicated on the continued purchase of natural gas by existing customers and on the expectation that fleets and other customers will operate more vehicles on natural gas in the future and that new customers will come to our public stations in the future. In the event that demand for CNG does not increase, or even decreases, we will be unlikely to achieve our forecasted results. Reasons for a decrease in demand for CNG could include significant decreases in oil prices or increases in natural gas prices, changes in regulations, alternative technologies being deemed as superior, lack of availability of NGVs and engines for conversion, lack of availability of vehicle servicing, a reduction in the number of CNG stations in the U.S., and our failure to drive incremental purchase activity from our own CNG fleet operating near company-owned stations.

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

We received state government grants to assist us in building our EAF San Antonio and EAF Fort Worth stations and many of our customers received tax incentives to offset part or all of the additional up-front cost to acquire NGVs or convert vehicles to run on natural gas. In addition, many states offer waivers on vehicle weight to allow for NGVs to operate. These and other incentives may not continue. The federal government’s AFTC tax credit program was reinstated for 2017, but if in the future the AFTC tax credit program is not renewed or if other government incentives are discontinued, our business may be adversely affected.

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

We serve the State of California South Coast Air Quality Management District (“SCAQMD”) as a customer at our Titan Diamond Bar station and will continue to seek long-term CNG contracts with various federal, state and local government entities. If these government agencies no longer receive funding or there is a change in their mission, we may lose them as customers which may adversely affect our business.

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

Our certificate of incorporation authorizes the issuance of 110,000,000 shares consisting of: (i) 100,000,000 shares of common stock, par value $0.0001 per share; and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share. The future issuance of all or part of our remaining authorized common stock or preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

The Company’s certificate of incorporation permits the board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring the Company in a manner that might result in a premium price to the Company’s stockholders.

The Company’s board of directors, without any action by the Company’s stockholders, may amend the Company’s certificate of incorporation from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that the Company has authority to issue. The board of directors may also classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any class or series of stock. Thus, the board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of the Company’s common stock. For example, the Series A Preferred Stock authorized by the board of directors in April 2018 ranks senior in preference and priority to the Company’s common stock with respect to dividend and liquidation rights and, generally votes with the common stock on an as converted basis on all matters presented for a vote of the holders of common stock, including directors, and entitle the holders of Series A Preferred Stock to fifteen votes for each share of Series A Preferred Stock held. The Series A Preferred stock, as well as any other series of preferred stock that the board of directors may authorize in the future could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of the Company’s common stock.

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, EVO Inc. is not required to provide disclosure under this item.

Item 2. Properties.

EVO Inc. utilizes the office space and equipment of a board member at no cost to the Company. Management estimates such amounts to be immaterial. Through its subsidiaries, Titan and EAF, EVO Inc. operates six natural gas fueling stations located in California, Texas, Arizona and Wisconsin.

Thunder Ridge leases approximately 4,300 square feet of office space from 319 N. Main, LLC, a Missouri limited liability company. The lease terminates during July 2020, with monthly rent of approximately $3,400.

We believe all of our properties are suitable and adequate for current operating needs.

Item 3. Legal Proceedings.

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $237,900, which the Company has fully reserved for and is included in accrued expense on the accompanying consolidated balance sheet at December 31, 2018. No payments have been made to date.

On January 22, 2018, certain holders of Senior Bridge Notes initiated a lawsuit in the District Court of Hennepin County, Minnesota against the Company, certain of its subsidiaries and certain stockholders. The complaint alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud/fraudulent misrepresentation, successor liability, unjust enrichment, and breach of fiduciary duty, and sought money damages, interest, costs, disbursements, attorneys’ fees and other equitable relief. On July 31, 2018, the lawsuit was settled for approximately $1,022,000 and paid in full.

Except for the first lawsuit described above, there are no currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share. EVO Inc. common stock trades under the symbol “EVOA” on the OTC Pink Marketplace maintained by the OTC Markets Group Inc.; however, no public market has yet developed.

As of May 29, 2019, there were 169 holders of record of our common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share. On April 13, 2018, the Company issued 100,000 shares of Series A Preferred stock containing 15:1 voting rights to a related party for advisory services rendered to the Company. The fair value of the services rendered was assessed at $234,000.

On April 13, 2018, the Company filed a Certificate of Designation of Rights and Preferences of Series A Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to 100,000 shares of Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”). As of May 29, 2019, there were 100,000 shares of Series A Preferred Stock issued and outstanding and one holder of record of Series A Preferred Stock. The Series A Preferred Stock ranks senior in preference and priority to the Company’s common stock with respect to dividend and liquidation rights and, except as provided in the Certificate of Designation or otherwise required by law, will vote with the common stock on an as converted basis on all matters presented for a vote of the holders of common stock, including directors, and are entitled to fifteen votes for each share of Series A Preferred Stock held on the record date for the determination of the stockholders entitled to vote or, if no record date is established, on the date the vote is taken.

The Series A Preferred Stock is convertible at any time at the option of the holder or the Company at an initial conversion ratio of one share of Common Stock for each share of Series A Preferred Stock. The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations. In addition, each share of Series A Preferred Stock will automatically convert to one share of Common Stock if the closing price on all domestic securities exchanges on which the Common Stock may at the time be listed exceeds six dollars ($6.00) per share for thirty (30) consecutive trading days and the daily trading volume of the Common Stock is at least twenty thousand (20,000) shares for that same period   .

The holders of the Series A Preferred Stock are entitled to a liquidation preference of $3.00 per share of Series A Preferred Stock plus any accrued, but unpaid dividends upon the liquidation of the Company. The Series A Preferred Stock may be redeemed by the Company at any time at a redemption price equal to $3.00 plus all accrued, but unpaid dividends, and each holder of Series A Preferred Stock may cause the Company to redeem the holder’s Series A Preferred Stock at any time after August 1, 2018, at a redemption price equal to $3.00 plus all accrued, but unpaid dividends.

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

Dividend Policy

EVO Inc. has not paid any cash dividends since inception and does not anticipate or contemplate paying dividends in the foreseeable future. The Preferred Stock Series A dividend accrues on a cumulative basis but is payable upon declaration of the board of directors. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance under Equity Compensation Plans

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Options.”

Item 6. Selected Financial Data

As a smaller reporting company, EVO Inc. is not required to provide disclosure under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward-Looking Information

This report contains forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “anticipate”, “will”, “believe”, “expects”, “intends”, “estimates,”, “projects”, “target”, “goals”, “plans”, “objectives”, “should”, “future”, “seek”, “may”, “could”, “likely” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

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

Securities Exchange with Thunder Ridge Transportation, Inc.

On June 1, 2018, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Billy (Trey) Peck Jr. (“Peck”) pursuant to which the Company acquired all of the issued and outstanding shares (the “TRT Shares”) in Thunder Ridge Transport, Inc., a Missouri corporation (“Thunder Ridge”), from Peck and Thunder Ridge became a wholly-owned subsidiary of the Company. Thunder Ridge is based in Springfield, Missouri and is engaged in the business of fulfilling government and corporate contracts for freight trucking services.

The following discussion highlights our plan of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. The following discussion and analysis are based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting. You should read the discussion and analysis together with such financial statements and the related notes thereto.

General Overview

The Company was incorporated in the State of Delaware on October 22, 2010, and is a holding company based in Peoria, Arizona that owns operating subsidiaries that are in the businesses of fulfilling government and corporate contracts for freight trucking services and compressed natural gas (“CNG”) service stations. Titan is the management company that oversees operations of the El Toro, Diamond Bar, and Blaine CNG service stations. As of June 30, 2017, El Toro ceased operations and all of the assets related to this site were written off. Blaine and Diamond Bar were formed in 2015. In March 2016, Diamond Bar began operations of its CNG station under a lease agreement with the State of California South Coast Air Quality Management District (“SCAQMD”) in Diamond Bar, California. In February 2018, the Company entered into a management agreement with a third party to operate Diamond Bar. Under the terms of the agreement, the management company is responsible for all operating expenses and thereby receives all revenue related to the site. The Company discontinued construction of Blaine during the fourth quarter of 2017. EAF was originally organized on March 28, 2012 under the name “Clean-n-Green Alternative Fuels, LLC” in the State of Delaware. Effective May 1, 2012, EAF changed its name to “Environmental Alternative Fuels, LLC.” EVO CNG, EAF’s wholly owned subsidiary, was originally organized in the State of Delaware on April 1, 2013 under the name “EVO Trillium, LLC” and subsequently changed its name to “EVO CNG, LLC” effective March 1, 2016. Together, EAF and EVO CNG operate six compressed natural gas fueling stations located in California, Texas, Arizona and Wisconsin.

Thunder Ridge was founded in Missouri during 2000 and its primary business is interstate highway contract trucking routes operated for the USPS. Graham was founded in 1972 and its primary business also is interstate highway contract trucking routes operated for the USPS.

The Company plans to expand operations into interstate contract trucking routes operated for the USPS by acquiring trucking companies that already operate in this market. The USPS has repeatedly stated its desire to reduce cost and streamline service providers. This growth strategy complements our existing CNG business as we believe the USPS strategy to reduce fuel consumption and increase fleet efficiency is beneficial to contract proposals that include alternative fuel options such as CNG. Upon acquiring Sheehy Mail in January 2019, EVO Inc. operates the largest CNG fleet servicing the USPS.

Going Concern

The Company is an early stage company in the process of acquiring several businesses with highway contract routes operated for the United States Postal Service (“USPS”) and Compressed Natural Gas (“CNG”) fuel stations. As of December 31, 2018, the Company has a working capital deficit of approximately $13.0 million, stockholders’ deficit of approximately $10.3 million, and negative operating cashflows of $6.8 million. Management anticipates rectifying these deficits with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures by consolidating costs with the acquired entities, the purchase of vehicles to reduce purchased transportation and repricing contracts with USPS. However, there can be no assurance that the Company will be successful in these efforts. Further, for the year ended December 31, 2018, the USPS accounted for 95% of the Company’s total consolidated revenues. The loss of the USPS as a customer, or a significant reduction in the Company’s relationship with the USPS would have a material adverse effect on the Company’s business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the next twelve months from the issuance of these consolidated statements within the Company’s Annual Report on Form 10-K. However, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern for the next twelve months from the issuance of these consolidated statements within the Company’s Annual Report on Form 10-K.

To meet its current and future obligations, the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2019:

Management is working with related party debt holders and equipment lenders to extend or convert existing debt. However, there can be no assurance that the Company will be successful in these efforts.

On January 2, 2019, the Company acquired Sheehy Mail a mail contractor headquartered in Waterloo, Wisconsin. Sheehy Mail operates 104 trucks that service 16 USPS contracts across 18 states.

On February 1, 2019, the Company acquired Ursa Major Corporation (“Ursa”) and J.B. Lease Corporation (“J.B. Lease”), a mail contractor located in Milwaukee, Wisconsin. Ursa operates 250 trucks that service 42 USPS contracts across 22 states.

During February 2019, El Toro received a waiver from Tradition Capital Bank of its 2018 defaults of certain debt service coverage ratio, minimum tangible equity, and debt to equity ratio covenants in the El Toro SBA loan, which waiver also eliminates those covenants for 2019 and thereafter.

On April 30, 2019, the Company and Peck entered into a fourth amendment to the Purchase Agreement (the “Fourth Purchase Agreement Amendment”). The Fourth Purchase Agreement Amendment extended the April 30, 2019 portion of the original maturity date to June 30, 2019. As of December 31, 2018, the outstanding balance was $2,386,778.

The cash balance as of December 31, 2018 was $1,630,022 and is sufficient to cover the negative cash flows generated from operations through the first half of 2019. Management is in the process of identifying sources of capital through debt refinancing and equity investments through one or more private placements. Management believes these additional sources will give the Company sufficient liquidity until it achieves projected positive cash flows from operations in the third quarter of 2019.

Sources of Revenue

Titan was founded in 2012 and for the first four years only had management fee revenues. Beginning in 2016 Titan generated revenues from its CNG stations El Toro and Diamond Bar, and with the acquisition of EAF, the Company generated revenue from six stations beginning February 2017. With the acquisition of Thunder Ridge on June 1, 2018, and Graham on November 18, 2018, the Company has begun to recognize revenue from interstate highway contract routes. The transportation services include operations in Alabama, California, Florida, Georgia, Louisiana, Maryland, Michigan, Mississippi, Missouri, Ohio, Pennsylvania, Tennessee, and Texas.

Key Trends

Interstate Highway Contracts

The USPS has for more than 100 years contracted with third parties for the transportation of mail. The contractors competitively bid on transportation contracts that detail the movement of mail between processing facilities destination post offices and destination mailing addresses. The USPS evaluates the bids based on price, past performance, operational plans, financial resources, and the use of innovation or alternative fuels. The contracts are generally two to six years and are renewable for additional terms, usually indefinitely. As of September 30, 2018, there were 5,509 routes contracted with the USPS, utilizing 2,240 contractors with contracts totaling $3.3 billion.

During July and August 2018, Thunder Ridge was awarded seven Dynamic Route Optimization (DRO) contracts with the USPS. These awards expand Thunder Ridge’s operations into five states—California, Louisiana, Florida, Texas, and Michigan. This is in addition to the seven other states it services through 12 contracts with the USPS. Under the seven contracts, operations will include locations in Santa Clarita, California, Flint, Michigan, Austin, Texas, Pensacola, Florida, the Northern Bay of California, Baltimore, Maryland, and Baton Rouge, Louisiana. Additionally, the new contracts will provide a larger network for the development of new transportation opportunities. The annual contract revenues for the seven DRO contracts are approximately $26 million.

As part of the Graham acquisition in November 2018, the Company gained three additional USPS contracts serving Tennessee, Alabama, Georgia, and Mississippi which generate approximately $1.6 million in revenue annually.

CNG

In general, CNG has become the primary alternative fueling choice for truck and bus fleets operating in the $134 billion fleet fueling market. Natural gas is sold on a gas gallon equivalent (“GGE”) basis and as of December 2018 was selling at an average price nationally of approximately $2.19 per GGE versus average prices of gasoline and diesel of $2.27 and $2.98 per gallon, respectively. In addition, CNG is a significantly cleaner fuel than is gasoline or diesel. With increased focus on the environment, the benefits from natural gas-powered vehicles have an immediate positive impact on the issues of air quality, U.S. energy security and public health. Using renewable CNG can result in greater than 95% less greenhouse gases than traditional petroleum products, and because CNG fuel systems are completely sealed, CNG vehicles produce no evaporative emissions, which are a common hazard when using liquid fuel. Also, CNG creates less engine wear, thereby making its use even more desirable. As of December 2018, there were approximately 1,700 public CNG stations in the United States, compared to over 125,000 gasoline stations across the country.

During December 2017 we received a $0.50 per GGE federal tax credit for each GGE sold. In some cases, we share this credit with our CNG customers. The federal tax credit program had not been approved for fiscal year 2018 by the time this Report on Form 10K was available to be issued.

Anticipated Future Trends

In 2014, the USPS announced plans to significantly reduce their number of contractors from over 4,000 in 2014 to less 1,000 by 2022. The USPS’s goal is to manage fewer relationships and work with larger prime contractors. The USPS is in the process of taking all of the contracts in a defined geographical area and consolidating them into one contract. It is estimated that over $1 billion in USPS contracts will become available in the next five years, which affords the opportunity for the Company to grow organically in addition to growing through acquisition.

The Company expects to further increase its footprint into the transportation industry by owning and operating transportation companies. The Company intends to acquire additional transportation companies that have won contracts to provide trucking services for the USPS. Our CNG business complements this expansion strategy since fueling our CNG trucks at our own stations in cases where our routes are located near our CNG facilities will allow us to implement cost saving strategies that will increase profitability and increase our presence in this space.

If we are successful in our future acquisition strategy, we will competitively bid on transportation contracts that detail the movement of mail between processing facilities, destination post offices and destination mailing addresses. Those contracts typically provide for an initial four-year term and are often renewed to the incumbent service provider if appropriate services have been performed. The contracts are bid and performed in accordance with various requirements, including, but not limited to requirements under the Service Contract Act, Department of Transportation regulations (federal and state), and other applicable local and state regulations.

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

We believe natural gas fuels are well-suited for use by vehicle fleets that consume high volumes of fuel, refuel at centralized locations or along well-defined routes and/or are increasingly required to reduce emissions. The nature of our USPS contracts and some of our general freight transit lanes fits this profile. As a result, we believe there will be growth in the consumption of natural gas as a vehicle fuel among certain vehicle fleets. However, we expect competition in the market for natural gas vehicle fuel to remain steady in the near-term. To the extent competition increases, we would be subject to greater pricing pressure, reduced operating margins and potentially fewer expansion opportunities.

Recent Developments

During 2018, the Company converted Titan subordinated notes payable and interest of $1,363,885 (the “Junior Bridge Notes”) into 272,777 shares of common stock.

During 2018, the Company converted Titan promissory notes payable and interest of $688,958 (the “Senior Bridge Notes”) into 275,583 shares of common stock. In addition, two Senior Bridge Notes and the related interest were paid in full for $800,000 and $272,000, respectively. As of December 31, 2018, the outstanding balance of the Senior Bridge notes is $75,000 with interest accruing at 15% per year.

During 2018, the Company converted three promissory notes (the “Minn Shares Notes”) in the aggregate of principal and interest of $468,655 to Joseph H. Whitney, The Globe Resources Group, LLC and Richard E. Gilbert into 187,462 units. Each unit included one share of common stock and one warrant to purchase one share of common stock with an exercise prices of $2.50 exercisable ten years after issuance.

On February 1, 2017, pursuant to the EAF Exchange Agreement, the Company acquired all of the membership interests of EAF. As consideration for the EAF Interests, EVO, Inc. issued a promissory note payable at maturity in the principal amount of $3.8 million to Danny Cuzick (the “Senior Promissory Note”) and convertible promissory notes in the aggregate principal amount of $9.5 million to the EAF Members (the “Convertible Notes”). The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of EVO, Inc. in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by Danny Cuzick of an event of default under the Senior Promissory Note. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. The Company imputed an interest rate of 5.1% on the convertible promissory notes. During 2018, the Senior Promissory Note maturity date was extended to July 2019. Principal and interest are due at maturity.

The Convertible Notes were initially convertible into 1,400,000 shares (the “Transaction Shares”) of EVO, Inc.’s Common Stock, subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of EVO Inc.’s total outstanding shares of Common Stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes would result in a change in control of EVO Inc. The number of Transaction Shares were subject to increase to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion of Minn Shares’ and Titan’s junior bridge notes, senior bridge notes, convertible promissory notes, and certain accounts payable into Common Stock would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the EAF Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which EVO, Inc. pledged to the EAF Members as security for the Convertible Notes. In October 2018, the Company amended the Convertible Notes to eliminate the variable number of shares issuable under the conversion feature to a fixed amount of 7,000,000 shares upon conversion.

Each Convertible Note is convertible at the applicable holder’s option upon (1) consummation of a reorganization, merger or similar transaction where the Company is not the surviving or resulting entity or (2) the sale of all or substantially all of the Company’s assets, subject to customary restrictions. The Convertible Notes are also subject to mandatory conversion at the Company’s option beginning on the first anniversary of the issue date if: (i) the closing price of the common stock is greater than $10.00 and (ii) the average daily trading volume of shares of common stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted into shares of common stock at the greater of (1) 1.357, subject to adjustment for stock splits or combinations, or (2) the closing price of a share of common stock as reported on the business day that immediately precedes the date of the notice of conversion provided by the party making the election.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, EVO, Inc. issued promissory notes to the EAF Members in the aggregate principal amount of $250,000. During 2018, the promissory notes were paid in full.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, EVO, Inc. assumed a note payable from EAF to Danny Cuzick dated January 30, 2017 in the principal amount of $4.0 million (the “EAF Note”). The EAF Note is secured by all assets of EAF and is guaranteed by EVO, Inc. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by Danny Cuzick of an event of default under the EAF Note. Principal and interest are due at maturity.

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

During July and August 2018, the Company issued $4,005,000 of Secured Convertible Promissory Notes (“Secured Convertible Notes”). The Company paid debt issuance costs commissions of $524,987 in connection with the Secured Convertible Notes. They bear interest at 9.0%, compounded quarterly, and have a maturity date two years after issuance. The holders may agree, at their discretion, to add accrued interest in lieu of payment to the principal balance of the Secured Convertible Notes on the first day of each calendar quarter. The Secured Convertible Notes are secured by all the assets of the Company and are subordinate to the EAF notes. The holder may agree, at its discretion, to add accrued interest to the principal balance of the Secured Convertible Notes on the first day of each calendar quarter. The Secured Convertible Notes may not be prepaid prior to the first anniversary of the date of issuance but may be prepaid without penalty after the first anniversary of the date of issuance.

The Secured Convertible Notes are convertible into shares (the “Note Shares”) of the Company’s common stock at a conversion rate of $2.50 per share of common stock at the holder’s option: 1) at any time after the first anniversary of the date of issuance; or 2) at any time within 90 days after a “triggering event,” including a sale, reorganization, merger, or similar transaction where the Company is not the surviving entity. The Secured Convertible Notes are also subject to mandatory conversion at any time after the first anniversary of the date of issuance if the average volume of shares of common stock traded on the Nasdaq Capital Market, NYSE American Market or a higher tier of either exchange is 100,000 or more for the 10 trading days prior to the applicable date.

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter effect such registration. As of the filing date, the Registration Statement, which was filed on February 11, 2019 and has not been declared effective. The Company will be required to pay liquidated damages of 1.0% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement.

As additional consideration for the Secured Convertible Notes, the Company issued warrants to the holders to purchase 1,602,000 shares of common stock at an exercise price of $2.50 per share, exercisable for ten years from the date of issuance.

On June 1, 2018, Company entered into an equity purchase agreement (the “Purchase Agreement”) with Billy (Trey) Peck Jr. (“Peck”) pursuant to which the Company acquired all of the issued and outstanding shares (the “TR Shares”) in Thunder Ridge Transport, Inc., a Missouri corporation (“Thunder Ridge”), from Peck and Thunder Ridge became a wholly-owned subsidiary of the Company. Thunder Ridge is based in Springfield, Missouri and is engaged in the business of fulfilling government and corporate contracts for freight trucking services.

As consideration for the TR Shares, the Company issued a promissory note dated June 1, 2018, in the principal amount of $2,500,000 to Peck (the “TR Note”). The TR Note bears interest at 6% per year with a default interest rate of 9% per year and had an original maturity date of the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018, and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. The TR Note is secured by all of the assets of Thunder Ridge pursuant to a security agreement dated June 1, 2018, between the Company, Thunder Ridge, and Peck (the “Security Agreement”), and is also secured by the TR Shares, which the Company pledged to Peck pursuant to a stock pledge agreement dated June 1, 2018, between the Company and Peck (the “Pledge Agreement”). On December 26, 2018, the Company and Peck entered into an amendment to the Purchase Agreement (the “First Purchase Agreement Amendment”). The First Purchase Agreement Amendment extended the December 31, 2018, portion of the original maturity date to February 28, 2019. On February 28, 2019, the Company and Peck entered into a second amendment to the Purchase Agreement (the “Second Purchase Agreement Amendment”). The Second Purchase Agreement Amendment extended the December 31, 2018, portion of the original maturity date to April 30, 2019, On April 30, 2019, the Company and Peck entered into a fourth amendment to the Purchase Agreement (the “Fourth Purchase Agreement Amendment”). The Fourth Purchase Agreement Amendment extended the April 30, 2019, portion of the original maturity date to June 30, 2019. The note calls for monthly principal payments of $14,000. All accrued and unpaid interest is due at maturity.

If the Company fails to repay the amounts outstanding under the TR Note on or before June 30, 2019, Peck has the right to require the Company to return the TR Shares and effectively rescind the sale of the TR Shares to the Company.

On April 12, 2019, the Company and Peck entered into a third amendment to the Purchase Agreement (“Third Purchase Agreement Amendment”) to delete and replace the working capital exhibit to the equity purchase agreement. Pursuant to the Third Purchase Agreement Amendment, target working capital was reduced from $(638,094) to $(1,620,022).

Sources of Liquidity and Anticipated Capital Expenditures and Other Uses of Cash

Historically, our principal sources of liquidity have consisted of cash on hand, cash provided by financing activities, and cash provided by investors. Our cash position at December 31, 2018, was approximately $1,600,000 and we had a working capital deficit of $13 million. Our current liquidity will be impacted by the results of current operations; the ability to raise funds; and ability to manage the maturities of our debt obligations. The December 31, 2018 cash balance is sufficient to cover the negative cash flows generated from operations through the first half of 2019. Management is in the process of identifying sources of capital through debt refinancing and equity investments through one or more private placements. Management believes these additional sources will give the Company sufficient liquidity until it achieves projected positive cash flows from operations in the third quarter of 2019. There is no assurance that we will be able to raise sufficient capital or renegotiate our existing debt arrangements.

We incur liquidity risk as trucking is a capital-intensive operation. As we acquire additional assets, contractual awards, joint ventures, or new acquisitions, our liquidity objective is to maintain access to a diverse set of on and off-balance sheet liquidity sources. We seek to maintain liquidity sources to maintain our expected future obligations in the event we are not able to raise new funding due to our funding efforts. The liquidity risks that we are exposed to could arise from a variety of scenarios. Our liquidity management strategy includes a number of elements, including, but not limited to:

●	Cash from Operations

●	Debt refinancing

●	Maintaining unencumbered liquid assets

●	Public offering

As of December 31, 2018, the Company had total indebtedness of approximately $26,000,000 (net of approximately $8,100,000 of unamortized debt discount and debt issuance costs), of which approximately $6,900,000 is classified as current debt. Our total consolidated interest payment obligations relating to our indebtedness was approximately $1,900,000, which included amortization of debt discount and debt issuance costs of approximately $500,000 for the year ended December 31, 2018.

We may also elect to invest additional amounts in companies, assets or joint ventures in the vehicle or services industries, or use capital for other activities or pursuits, subject to the availability of capital. We will need to raise additional capital to fund any capital expenditures, investments or debt repayments that we cannot fund through available cash or cash generated by operations or that we cannot fund through other sources, such as with the sale of our stock. We may not be able to raise capital when needed on terms that are favorable to us, or at all. Any inability to raise capital may impair our ability to build new stations, develop natural gas fueling infrastructure, invest in strategic transactions or acquisitions or repay our outstanding indebtedness and may reduce our ability to grow our business and generate sustained or increased revenues. See “Liquidity and Capital Resources” below.

Business Risks and Uncertainties

Our business and prospects are exposed to numerous risks and uncertainties. For more information, see “Risk Factors – Risks Related to the Company;” “Risks Related to the Company’s Trucking Operations;” and “Risk Factors – Risks Related to the CNG Industry.”

Results from Operations

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

Revenue. EVO Inc. has refocused its corporate strategy to leverage our footprint of CNG stations and relationships with owner-operators to build a national fleet of haulers primarily focused on servicing the U.S. Postal Service (USPS). While we expect the vast majority of our future sales growth in the trucking segment, our CNG stations will remain as a complementary part of our strategy. The CNG stations provide us with a cost effective fueling source for our own fleet and enable us to respond to the USPS’ preference for environmentally-friendly fuel alternatives in the contract bidding process. We continue to operate public and private CNG filling stations.

The combination of the company’s recent pivot into the trucking industry and acquisitions of Thunder Ridge and Graham in June 2018 and November 2018, respectively, make many of the traditional year over year variance comparisons irrelevant for this reporting period. Variance commentary of the CNG segment, which operated throughout 2018 and 2017 is as follows:

CNG revenue: Sales for the CNG stations were $1,348,301 and $1,968,563 for the years December 31, 2018 and 2017, respectively. The decrease resulted from revenue loss of approximately $169,000 from the Diamond Bar station due to the third-party management agreement implemented during 2018, and approximately $340,000 at the Tolleson station due to a customer’s discontinuation of its CNG fleet. In addition, the Company experienced an overall downward trend in CNG sales over the past year.

The third-party management agreement was executed with the management company to work with SCAQMD to renegotiate ownership of the CNG station. Upon SCAQMD’s approval, the Company will transfer ownership to the management company.

CNG operating expense: We changed the format of the statement of operations to mirror the trucking industry presentation norms since trucking now represents 95% of our revenue. Costs formerly classified as CNG cost of sales have now been moved to the Operating Expense section with the label CNG expenses. This expense line is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees. The margins at the Titan and EVO CNG stations were approximately 33% and 24% for the years ended December 31, 2018 and 2017, respectively. Margins decreased primarily because the site management fee to operate the stations remained fixed while sales volume fell.

Trucking revenue: The Company earned trucking revenue for the first time in 2018 as a result of the Thunder Ridge and Graham acquisitions in June and November 2018, respectively. Approximately 95% of the trucking revenue is derived from contracts with the USPS to haul U.S. mail. The remainder of the revenue is derived from corporate freight hauling. The USPS contracts are typically four years in duration and are priced on a rate per mile basis which varies by contract. The USPS contracts also include a monthly fuel adjustment.

Payroll: Of the Company’s 290 employees at year-end, 269 were drivers. Driver wages are fixed per contract with USPS and are eligible for renegotiation with USPS on a bi-annual basis. In addition to an hourly wage that is set by the Department of Labor, drivers also earn a $5.11 hourly rate for benefits. The Company is installing transportation management automation in its fleet to improve driver scheduling and more closely manage labor productivity.

Purchased transportation: Purchased transportation represents payments to subcontracted third party companies that serve as independent contractors for particular routes. These contracts are negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to labor, equipment, fuel and associated expenses. As of December 31, 2018, the Company had 15 independent contractors, who accounted for approximately 38% of the Company’s total miles for the year ended December 31, 2018.

General and administrative expenses were $3,294,111 and $2,416,071 for the year ended December 31, 2018 and 2017, respectively. Approximately $592,000 of the increase is attributable to Thunder Ridge expenses and $391,000 is attributable to business license and regulatory fees.

Equipment rent: Presently, the Company rents and leases the majority of its trucks and trailers through a combination of short and long-term arrangements. Efforts are currently underway to rebalance the fleet towards having more company-owned assets to achieve the expected returns, subject to financing availability

Insurance and Claims: Insurance and claims is comprised of auto liability and workers comp expense related to the trucking segment of the business.

Fuel: Fuel expense is comprised of diesel and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors.

Depreciation and amortization: Approximately $655,000 of the Company’s expense is related to its CNG stations and approximately $304,000 is related to the trucking segment.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet.

Operating Supplies and Expense: Operating and supplies expense includes all other direct costs in the trucking segment such as onboard technology (approximately $178,000), truck parking (approximately $130,000) and tolls (approximately $50,000).

Impairment: During the year, the Company impaired a $240,000 CNG asset that was previously held for sale. Impairment charges in 2017 totaled $4,906,217, comprised of $3,993,730 for goodwill, $106,270 for customer lists and $806,217 for El Toro’s fixed assets.

Interest expense. Interest expense increased to $1,892,375 in 2018 from $1,658,104 in 2017. Interest expense incurred during 2018 included $157,000 from Thunder Ridge from factoring and the fuel discount.

Warrant expense. Warrant expense increased to $171,813 in 2018 from $77,500 in 2017. The warrant expense is primarily for issuance of warrants for acquisitions and warrants issued with capital raised in equity transactions. Warrant expense represents the estimated fair value calculated on the date of issuance of the warrant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment.

Liquidity and Capital Resources

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

We had cash and cash equivalents of $1,630,022 and $83,867 at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, net cash used by operations was $6,782,936 and $891,395, respectively. We historically funded our operating losses primarily from the issuance of equity, convertible notes payable, and stockholder debt.

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $1,630,022 and $83,867 at December 31, 2018 and 2017, respectively. The increase is primarily attributable to financing activities.

Operating Activities. Net cash used in operations was $6,782,936 and $891,395 as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, the Company had a net loss of $6,576,692 and $9,160,893, respectively. Significant changes in cash used in operations during these periods included:

●	Accounts receivable increased by $4,162,043 mainly from revenues increased since the acquisition of Thunder Ridge.

●	Liabilities increased due to the Company’s lack of cash and timely payments. In addition, the increase is generated from subcontractor expense paid in the following month related to the Thunder Ridge acquisition and an increase in accrued compensation by $1,300,000 also from the acquisition of Thunder Ridge.

●	Non-cash operating activities included in the statement of operations include $392,209 from the accretion of debt discount, $958,945 from depreciation and amortization, $171,813 from warrant expense, $491,475 from stock-based compensation and warrant-based compensation, and $234,000 for Series A Preferred Stock issued in exchange for advisory services.

Investing Activities. Net cash (used in)/provided by investing was $(170,000) and $8,757 for the years ended December 31, 2018 and 2017, respectively. The Company purchased $204,000 of equipment and received $34,000 in proceeds from the sale of assets in 2018. The 2017 investing activity was de minimis.

Financing Activities. Net cash provided by financing activities was $8,499,091 and $941,561 for the years ended December 31, 2018 and 2017, respectively. The cash provided by financing activities in 2018 consisted of $2,500,000 from the sale of common stock, gross proceeds of $4,005,000, less $524,987 in debt issuance costs from secured convertible debt, and $4,100,341 from advances from factoring receivables. Cash received in 2018 was reduced by $247,909 in payments on the SBA and equipment loans, $19,052 in payments towards the fuel advance, $250,000 used to fully repay the working capital notes – related party, $45,930 in loan payments to related parties, $113,222 in payments on notes to shareholders, and $800,000 in payments on the subordinated convertible senior notes payable to stockholders. Cash provided by financing activities in 2017 consisted of $332,859 in stockholders’ advances, $310,000 in proceeds from the sale of common stock, and proceeds of $400,000 from issuance of senior debt. Cash received in 2017 was partially offset by $101,298 in payments on the SBA loan.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, working capital required to support our business expansion, the level of our outstanding indebtedness and principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements (which will consist primarily of truck purchases in the future), demand for trucking services, the continuing acceptance of our product in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, and potential strategic transactions.

Debt Compliance

As of December 31, 2018, the Company had total indebtedness of approximately $26,000,000, (net of approximately $8,100,000 of unamortized debt discount and debt issuance costs), of which approximately $6,900,000 is classified as current debt. Our total consolidated interest payment obligations relating to our indebtedness was approximately $1,900,000 which included the amortization of debt discount and debt issue costs of approximately $500,000 for the year ended December 31, 2018. For the year ending December 31, 2018 the Subordinated convertible senior note payable to stockholders was in default for $75,000. Subsequent to year end, the financial ratio covenants with the SBA loan were waived for 2018 and eliminated for all future periods.

Existing Indebtedness

On December 31, 2014, Titan entered into a co-borrower arrangement with El Toro for a $1,300,000 U.S. Small Business Administration (SBA) note (the “SBA Agreement”). The proceeds from the note were received by El Toro. The note bears interest at 5.50% for the first five years, then adjusted to the SBA LIBOR base rate, plus 2.35% for the remaining five years. The note requires interest only payments for the first twelve months. Commencing January 2016, the note requires monthly principal and interest payments of $15,288. The note matures March 2024, is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan. The Company issued 35,491 units (equivalent to 31,203 common shares) to those members as compensation for the guarantee. As of December 31, 2018, the outstanding balance was $950,582. The Company was not in compliance with the financial ratio covenants at December 31, 2018. Subsequent to year end, the financial ratio covenants were waived for 2018 and eliminated for all future periods.

On February 1, 2017, EVO, Inc. issued the Senior Promissory Note in the principal amount of $3,800,000 to a former EAF member. The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of EVO, Inc. in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by the note holder of an event of default under the Senior Promissory Note. During April 2018, the Senior Promissory Note’s maturity was extended to June 2019 from December 31, 2017. The Senior Promissory Note is unsecured. No principal or interest payments are due until maturity.

On February 1, 2017, EVO, Inc. issued four Convertible Notes in the aggregate principal amount of $9,500,000 to the EAF Members. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. The Company imputed an interest rate of 5.1% on the convertible promissory notes. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which the Company pledged to the EAF Members as security for the Convertible Notes.

The Convertible Notes were initially convertible into 1,400,000 shares (the “Transaction Shares”) of EVO, Inc.’s Common Stock, subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of EVO, Inc.’s total outstanding shares of Common Stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes would result in a change in control of the Company. The number of Transaction Shares will be increased to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion into Common Stock of the Company’s subordinated notes payable to members, Senior Bridge Notes, convertible promissory notes, and certain accounts payable would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. Pursuant to the terms of the EAF Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares upon customary terms, limitations, exceptions and conditions. During October 2018 the Company amended the Convertible Notes to eliminate the variable number of shares issuable under the conversion feature to a fixed amount of 7,000,000 shares upon conversion.

Each Convertible Note is convertible at the applicable holder’s option upon (1) consummation of a reorganization, merger or similar transaction where the Company is not the surviving or resulting entity or (2) the sale of all or substantially all of the Company’s assets, subject to customary restrictions. The Convertible Notes are also subject to mandatory conversion at the Company’s option beginning on the first anniversary of the issue date if: (i) the closing price of the common stock is greater than $10.00 and (ii) the average daily trading volume of shares of common stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted into shares of common stock at the greater of (1) 1.357, subject to adjustment for stock splits or combinations, or (2) the closing price of a share of common stock as reported on the business day that immediately precedes the date of the notice of conversion provided by the party making the election.

On August 31, 2017, Thunder Ridge signed an agreement with a supplier on by which $1,000,000 was advanced to Thunder Ridge during 2017. The advance bears interest at 8.5% and is collateralized by substantially all of Thunder Ridge’s assets. As Thunder Ridge purchases fuel from the supplier’s station, Thunder Ridge reduces its fuel advance liability by $0.25 per gallon purchase. Purchases made during the year ended December 31, 2018, were nominal. With the Thunder Ridge acquisition, the maturity date was extended from December 31, 2018 to June 2021.

On June 1, 2018, as part of the acquisition of Thunder Ridge, a $2,500,000 promissory note – stockholder was issued.  The promissory note - stockholder bears interest at 6% and has a maturity date of the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018, and (c) termination of Peck’s employment with the Company, either by the Company without cause or by Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge. On December 26, 2018, the Company and Peck entered into an amendment to the Purchase Agreement (“First Purchase Agreement Amendment”). The First Purchase Agreement Amendment extended the December 31, 2018, portion of the original maturity date to February 28, 2019. On February 28, 2019, the Company and Peck entered into a second amendment to the Purchase Agreement (the “Second Purchase Agreement Amendment”). The Second Purchase Agreement Amendment extended the December 31, 2018, portion of the original maturity date to April 30, 2019. On April 30, 2019, the Company and Peck entered into a fourth amendment to the Purchase Agreement (the “Fourth Purchase Agreement Amendment”). The Fourth Purchase Agreement Amendment extended the April 30, 2019, portion of the original maturity date to June 30, 2019. The note calls for monthly principal payments of $14,000. All accrued and unpaid interest is due at maturity. As of December 31, 2018, the outstanding balance was $2,386,778.

If the Company fails to repay the amounts outstanding under the TR Note on or before June 30, 2019, Peck has the right to require the Company to return the TR Shares and effectively rescind the sale of the TR Shares to the Company.

The Company has two line-of-credit agreements with a bank that provided for a borrowing capacity of approximately $425,000. Amounts outstanding bear interest at 6.75% and are secured by equipment. During October 2018, the Company paid the $100,000 line-of-credit in full and extended the $321,739 line-of-credit’s maturity to April 2019. As of December 31, 2018, the outstanding balance was $316,589. On April 1, 2019, the Company paid the line-of-credit in full.

As part of the Thunder Ridge acquisition, the Company holds three notes payable to a bank with interest ranging from 2.99% to 6.92%, with monthly payments of principal and interest in aggregate of $2,633, and maturity dates between September 2020 and January 2023. The notes are collateralized by equipment. As of December 31, 2018, the outstanding balance was $100,966.

In connection with the closing of the EAF Exchange Agreement, on February 1, 2017, the Company guaranteed a note from EAF to a former EAF member dated January 30, 2017 in the principal amount of $4,000,000 (the “EAF Note”). The EAF Note guaranteed by substantially all of the assets of EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by the noteholder of an event of default under the EAF Note. No principal and interest payments are due until maturity.

During July and August 2018, the Company received $4,005,000 in proceeds from Secured Convertible Promissory Notes (“Secured Convertible Notes”). The Company paid debt issuance costs of $524,987 in connection with the Secured Convertible Notes. They bear interest at 9.0%, compounded quarterly, and have a maturity date two years after issuance. The Secured Convertible Notes are secured by all the assets of the Company. Each holder may agree, at its discretion, to add accrued interest to the principal balance of the Secured Convertible Notes on the first day of each calendar quarter. The Secured Convertible Notes may not be prepaid prior to the first anniversary of the date of issuance but may be prepaid without penalty after the first anniversary of the date of issuance. For the year ended December 31, 2018 and 2017, $34,630 and zero, respectively, of interest was added to the principal balance. At December 31, 2018, the Secured Convertible Notes had a balance, net of debt issuance costs of $415,614, of $3,624,016.

The Secured Convertible Notes are convertible into shares (the “Note Shares”) of the Company’s common stock at a conversion rate of $2.50 per share of common stock at each holder’s option: 1) at any time after the first anniversary of the date of issuance or 2) at any time within 90 days after a “triggering event,” including a sale, reorganization, merger, or similar transaction where the Company is not the surviving entity. The Secured Convertible Notes are also subject to mandatory conversion at any time after the first anniversary of the date of issuance if the average volume of shares of common stock traded on the Nasdaq Capital Market, NYSE American Market or a higher tier of either exchange is 100,000 or more for the 10 trading days prior to the applicable date.

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter effect such registration. The Company will be required to pay liquidated damages of 1.0% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement.

As additional consideration for the Secured Convertible Notes, the Company issued warrants to the holders to purchase 1,602,000 shares of common stock at an exercise price of $2.50 per share, exercisable for ten years from the date of issuance.

On November 18, 2018, as part of the Graham acquisition, the Company issued a $300,000 note payable with interest at 3% and a maturity date of October 2022.  The note calls for quarterly principal payments on January, April, July and October 1st of $18,750 plus the related accrued interest. At December 31, 2018, the outstanding balance was $281,250.

Stockholders’ Deficit

On January 31, 2017, 8,791 shares of common stock were issued by the Company in connection with a Senior Bridge Note with a principal amount of $400,000.

During March 2017, four investors contributed an aggregate of $310,000 for 103,334 shares of common stock. In connection with the stock purchase there was a 5-year warrant attached to purchase one share of common stock with the warrant’s exercise price at $5.00.

The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected 5-year term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The warrants were valued at $77,500 with all of the outstanding warrants exercisable and have a weighted average remaining contractual life of 3.45 years.

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, and (ii) a detachable warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company estimated the value of the warrants to be approximately $393,356 through the Black Scholes Pricing Model. The Company did not pay any commissions in connection with the sale of these Units.

During March 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s stockholders including entities affiliated with a director of the Company, and the Company’s former president. Pursuant to the terms of the Escrow Agreement, the stockholders party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by the Company until such time as one or more third parties offer to purchase the escrowed shares and the Company approves such purchase or purchases. Seventy-five percent of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the SBA loan, and the remaining 25% of the proceeds will be paid pro rata to the stockholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase common stock to the stockholders party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years. The Company estimated the value of the warrants to be $9,179 through the Black Scholes Pricing Model calculated with a five-year term; 49% volatility; 2.85% discount rate and the assumption of no dividends.

On April 12, 2018, the Company granted an aggregate of 4,100,000 10-year non-qualified stock options to certain directors and officers of the Company to purchase shares of the Company’s common stock at an exercise price of $2.50 per share pursuant to the EVO Transportation and Energy Services, Inc. 2018 Stock Incentive Plan (the “2018 Plan”).

On April 13, 2018, the Company issued 275,583 shares of Common Stock in exchange for the Senior Bridge Note issued in 2018 to a board member and three other unrelated parties for approximately $300,000 and $389,000, respectively. The Company recorded a gain of approximately $259,000 from this conversion.

On April 13, 2018, the Company issued 272,777 shares of Common Stock in exchange for the Junior Bridge Notes in the aggregate principal amount of approximately $1,363,885. The company recorded a gain of approximately $54,000 from the conversion.

On April 13, 2018, the Company issued 100,000 shares of Series A Preferred Stock containing 15:1 voting rights to a related party for advisory services rendered to the Company. The fair value of the services rendered was assessed at $234,000.

On May 14, 2018, the Company issued 93,400 shares of Common Stock to consultants and officers in exchange for accounts payable and related party accounts payable of approximately $280,200.

On June 1, 2018, as part of the acquisition of Thunder Ridge, the Company agreed to issue 500,000 shares of common stock fair valued at $415,000 to Peck.

On July 20, 2018, the Company issued warrants to purchase up to 1,200,000 common shares in connection with a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”) with an investor, pursuant to which the Company sold a secured convertible promissory note in the principal amount of $3,000,000. The Company estimates the fair value of the warrants to be $559,310, The Company paid debt issuance costs of $375,856 in connection with the Purchase Agreement and sale of the Note.

During August 2018, the Company issued 161,000 warrants for services with an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company estimated the fair value of the warrants to be $75,340 as stock compensation.

On August 13, 2018, in connection with their appointment to serve as members of the Company’s board of directors, the Company granted an aggregate of 300,000 10-year non-qualified stock options to purchase shares of the Company’s common stock at an exercise price of $2.50 per share pursuant to the Amended 2018 Plan. The Company estimated the fair value of the stock options to be $133,938 as stock compensation. Options vest ratably over 3 years. One quarter (1/4) of the options vest and become exercisable on the grant date. The remaining vest and become exercisable ratably on the first, second, and third anniversary of the date of grant.

During August 2018, the Company entered into subscription agreements effective as of July 31, 2018 to issue 187,462 units (the “Units”) at a price of $2.50 per Unit in exchange for the Company’s promissory notes - stockholders in the aggregate principal amount of $468,655. Each Unit consists of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company estimated the fair value of the warrants to be $87,294.

On August 30, 2018, the Company issued warrants to purchase up to an aggregate of 402,000 shares of Common Stock in connection with additional convertible promissory notes in the aggregate principal amount of $1,005,000 to a board member and eight other unrelated parties pursuant to the terms of the Note Purchase Agreement. Of the $1,005,000 aggregate principal amount, $100,000 is held by a board member and the remaining $905,000 is held by eight unrelated parties. The Company paid debt issuance costs of $105,000 in connection with the sale of these notes. The Company estimated the fair value of the warrants to be $187,914 recorded as debt discount.

On January 4, 2019, but effective January 2, 2019, as part of the acquisition of Sheehy Mail, the Company issued 2,240,000 shares of Common Stock to Sheehy Enterprises, Inc.

On February 1, 2019, as part of the acquisition of Ursa Major, the Company issued 800,000 shares of common stock to John Lampsa and Ursula Lampsa, the principal shareholders of Ursa Major.

The foregoing issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, because the issuances did not involve a public offering, the recipients took the securities issued for investment and not resale and the Company took appropriate measures to restrict transfer.

On October 9, 2017, management of the Company terminated the employment of the Company’s president. In connection with his termination, the Company and former president entered into a Mutual Separation Agreement dated October 9, 2017 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company and former president agreed that (i) his last day of employment with the Company was October 9, 2017, (ii) he will be paid an aggregate of $97,069 within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings, and (iii) in satisfaction of $240,276 of deferred compensation, the Company will issue 89,092 shares of its common stock within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings. The $97,069 payment, whose conditions have been met, has not been rendered and the stock has not been issued as of December 31, 2018. The balances are included in accounts payable – related party at December 31, 2018. On April 1, 2019, the Company agreed to issue 117,092 shares of common stock to settle the Separation Agreement which includes the $97,069 accounts payable – related party.

Series A Preferred Stock

On April 13, 2018, the Company issued 100,000 shares of Series A Preferred stock (“Preferred Stock”) to a related party in return for advisory services rendered to the Company. The fair value of the services rendered was assessed at $234,000.

Dividends

The holders of the Preferred Stock are entitled to receive if, when, and as declared by the board of directors, an annual non-compounding dividend, payable at the rate of 8% and payable quarterly in arrears in cash, or, at the Company’s option, an annual non-compounding dividend of 12%, payable quarterly in arrears in the form of shares of Preferred Stock at a rate of $3.00 per share. Such dividends will begin to accrue as of the date on which the Preferred Stock is issued and will accrue whether or not declared and whether or not there will be funds legally available for the payment of dividends. For the year ended December 31, 2018, the Company accrued $17,227 in dividends at 8%.

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

Redemption

The holder, upon written notice to the Company, can elect to put to the Company   the Preferred Stock at any time after August 1, 2018, at the liquidation price plus all declared and unpaid dividends. In addition, the Company will have an ongoing right to purchase all or any portion of the outstanding shares of the Preferred Stock at $3.00 per share. The conversion rights require the Company to present the Preferred Stock in the mezzanine level of the accompanying balance sheet.

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

Stock Options

On April 12, 2018, the Company’s board of directors approved the EVO Transportation and Energy Services, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) pursuant to which a total of 4,250,000 shares of common stock have been reserved for issuance to eligible employees, consultants, and directors of the Company. Further, on August 13, 2018, the board of directors approved the Company’s Amended and Restated 2018 Stock Incentive Plan (the “Amended 2018 Plan”), which amended and restated the Company’s 2018 Stock Incentive Plan. The Amended 2018 Plan increased options available for grant to 6,250,000.

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

The board of directors may suspend or terminate the Amended 2018 Plan or any portion thereof at any time, and may amend the Amended 2018 Plan from time to time in such respects as the board of directors may deem advisable in order that incentive awards under the Amended 2018 Plan will conform to any change in applicable laws or regulations or in any other respect the board of directors may deem to be in the best interests of the Company; provided, however, that amendments to the Amended 2018 Plan will not be effective without approval of the stockholders of the Company if stockholder approval of the amendment is then required pursuant to Section 422 of the Code or the rules of any stock exchange or Nasdaq or similar regulatory body. No termination, suspension or amendment of the Amended 2018 Plan may adversely affect any outstanding incentive award without the consent of the affected participant.

Restricted stock awards are made by the issuance to the participant of the actual shares represented by that grant. Any shares of restricted stock issued are registered in the name of the participant and bear an appropriate legend referring to the terms, conditions, and restrictions applicable to the award. Shares of restricted stock granted under the Amended 2018 Plan may not be sold, transferred, pledged, or assigned until the termination of the applicable period of restriction. After the last day of the period of restriction, shares of restricted stock become freely transferable by the participant. During the period of restriction, a participant holding shares of restricted stock granted under the Amended 2018 Plan may exercise full voting rights with respect to those shares, unless otherwise specified in the applicable award agreement. As of December 31, 2018, there were no shares of restricted stock outstanding.

The fair value of each award is estimated on the date of grant. Stock option values are estimated using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends. There is no estimated forfeiture rate. During the year ended December 31, 2018, the Company has recorded stock-based compensation expense of $459,735 associated with stock options. As of December 31, 2018, the Company has estimated approximately $798,000 of future compensation cost related to the unvested portions of outstanding stock options. Options vest ratably over 3 years. One quarter (1/4) of the options vest and become exercisable on the grant date. The remaining vest and become exercisable ratably on the first, second, and third anniversary of the date of grant. As of December 31, 2018, there was no intrinsic value to the stock options.

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

Thunder Ridge leases approximately 4,300 square feet of office space from 319 N. Main, LLC, a Missouri limited liability company. The lease terminates during July 2020, with monthly rent of approximately $3,400.

Thunder Ridge leases equipment and vehicles under monthly and non-cancelable operating leases. Payments on these leases range between $249 and $2,254 and mature between January 2019 and September 2024.

Property rent expense for the years ended December 31, 2018 and 2017, was approximately $135,000 and $132,000, respectively.

Truck lease expense for the years ended December 31, 2018 and 2017, was approximately $1,217,000 and $0, respectively.

Other than the above operating leases, we have no off-balance sheet arrangements.

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

Basis of Presentation

These financial statements represent the consolidated financial statements of EVO Transportation & Energy Services, Inc. (“EVO Inc.” or the “Company”), and its wholly owned subsidiaries.

Going Concern

The Company is an early stage company in the process of acquiring several businesses with highway contract routes operated for the United States Postal Service (“USPS”) and Compressed Natural Gas (“CNG”) fuel stations. As of December 31, 2018, the Company has a working capital deficit of approximately $13.0 million, stockholders’ deficit of approximately $10.3 million, and negative operating cashflows of $6.8 million. Management anticipates rectifying these deficits with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures by consolidating costs with the acquired entities, the purchase of vehicles to reduce purchased transportation and repricing contracts with USPS. However, there can be no assurance that the Company will be successful in these efforts. Further, for the year ended December 31, 2018, the USPS accounted for 95% of the Company’s total consolidated revenues. The loss of the USPS as a customer, or a significant reduction in the Company’s relationship with the USPS would have a material adverse effect on the Company’s business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern from the issuance of these consolidated statements within the Company’s Annual Report on Form 10-K. However, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern from the issuance of these consolidated statements within the Company’s Annual Report on Form 10-K.

To meet its current and future obligations, the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2019:

Management is working with related party debt holders and equipment lenders to extend or convert existing debt. However, there can be no assurance that the Company will be successful in these efforts.

On January 2, 2019, the Company acquired Sheehy Mail a mail contractor headquartered in Waterloo, Wisconsin. Sheehy Mail operates 104 trucks that service 16 USPS contracts across 18 states.

On February 1, 2019, the Company acquired Ursa Major Corporation (“Ursa”) and J.B. Lease Corporation (“J.B. Lease”), a mail contractor located in Milwaukee, Wisconsin. Ursa operates 250 trucks that service 42 USPS contracts across 22 states.

During February 2019, El Toro received a waiver from Tradition Capital Bank of its 2018 defaults of certain debt service coverage ratio, minimum tangible equity, and debt to equity ratio covenants in the El Toro SBA loan, which waiver also eliminates those covenants for 2019 and thereafter.

On April 1, 2019, the Company issued 117,092 shares of common stock to settle the Separation Agreement with the former officer. The settlement included reimbursement of the $37,500 of advances from the related party and approximately $300,000 of the accounts payable - related party.

On April 30, 2019, the Company and Peck entered into a fourth amendment to the Purchase Agreement (the “Fourth Purchase Agreement Amendment”). The Fourth Purchase Agreement Amendment extended the April 30, 2019 portion of the original maturity date to June 30, 2019. As of December 31, 2018, the outstanding balance was $2,386,778.

The cash balance as of December 31, 2018 was $1,630,022 and is sufficient to cover the negative cash flows generated from operations through the first half of 2019. Management is in the process of identifying sources of capital through debt refinancing and equity investments with private placement of the common stock. Management believes these additional sources will give the Company sufficient liquidity until it achieves projected positive cash flows from operations in the third quarter of 2019.

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

The consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to revenue recognition, goodwill and long-lived intangible asset valuations, fixed asset impairment assessments, debt discount, beneficial conversion feature, contingencies, purchase price allocation related to the Thunder Ridge acquisition, and going concern. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Goodwill and Intangibles

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed. Goodwill and intangible assets that do not have finite lives are not amortized, but rather are assessed for impairment at least annually or more frequently if certain impairment indicators are present.

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

Adoption of New Standard Related to Revenue Recognition and Revenue Recognition

Adoption of New Standard Related to Revenue Recognition

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) (“Topic 606” or “new guidance”) retrospectively. The adoption of Topic 606 did not have a material impact on the consolidated financial statements. The new guidance had no impact on the timing or classification of the Company’s cash flows as reported in the Consolidated Statement of Cash Flows. The Company did not record any adjustments as a result of applying Topic 606.

Revenue Recognition

Trucking Operations

USPS – USPS trucking operations generates revenue from transportation services under multi-year contracts with the USPS, generally on a rate per mile basis that adjusts monthly for fuel pricing indexes.

●	Contract Identification – Each delivery represents a distinct service that is a separately identified performance obligation for each contract. A single delivery may comprise of multiple stops prior to completion. Therefore, a legally enforceable contract is executed by both parties at the first point of pickup for each delivery. Although the Company has master agreements with the USPS, these master agreements only establish general terms. There is no financial obligation until the load is tendered/accepted and the Company takes possession of the load.

●	Performance Obligations – The Company’s performance obligation arises from the annualized contract to transport USPS freight and is satisfied upon completion of each delivery. The Company’s delivery, accessorial, and dedicated truck capacity represent a bundle of services that are highly interdependent and have the same pattern of transfer to the customer. These services are not capable of being distinct from one another. Thus, the Company’s only performance obligation of USPS trucking operations is transportation services.

●	Transaction Price – The transaction price is based on the awarded agreement for the multi-year contract. The prices are based on miles travelled that adjusts monthly for fuel pricing indexes. Depending on the contract, the total transaction price may consist of mileage revenue, fuel adjustments, accessorial fees and fees for additional deliveries outside of the scope of the annual contract. There is no significant financing component in the transaction price, as the USPS generally pay within the contractual payment terms of 30 to 60 days.

●	Allocating Transaction Price to Performance Obligations – The transaction price is allocated in its entirety to transportation services, as this is the only performance obligation.

●	Revenue Recognition – Revenues are recognized over time as satisfaction of the promised contractual delivery agreements are completed, in an amount that reflects the rate per mile set in the contract. Generally, each delivery is completed within a single day. Deliveries may have scheduled completion times that carry over to the next day. In these instances, the delivery is determined to be a part of the contractual requirement for the day the initial pick-up is scheduled. The year ended December 31, 2018 is the first year the Company had USPS trucking revenues. As such, there is no change in timing of revenue recognition for USPS trucking revenues between reportable periods.

Freight

●	Contract Identification – A legally enforceable contract is executed by both parties at the point of pickup at the shipper’s location, as evidenced by a bill of lading. Although the Company may have master agreements with its customers, these master agreements only establish general terms. There is no financial obligation until the load is tendered/accepted and the Company takes possession of the load.

●	Performance Obligations – The Company’s only performance obligation for freight trucking operations is transportation services. The Company’s delivery, accessorial, and dedicated truck capacity represent a bundle of services that are highly interdependent and have the same pattern of transfer to the customer. These services are not capable of being distinct from one another and the Company does not offer them on a stand-alone basis.

●	Transaction Price –Depending on the contract, the total transaction price may consist of mileage revenue, fuel adjustments, and accessorial fees. There is no significant financing component in the transaction price, as the USPS generally pay within the contractual payment terms of 30 to 60 days.

●	Allocating Transaction Price to Performance Obligations – The transaction price is allocated in its entirety to transportation services, as this is the only performance obligation.

●	Revenue Recognition – Revenues are recognized over time as satisfaction of the promised contractual delivery agreements are completed. Generally, the Company does not have revenue in transit at period end. The year ended December 31, 2018 is the first year the Company had USPS trucking revenues. As such, there is no change in timing of revenue recognition for USPS trucking revenues between reportable periods.

CNG Operations

The Company’s CNG is sold predominately pursuant to contractual commitments. These contracts typically include a stand-ready obligation to supply natural gas daily.

●	Contract Identification – A legally enforceable contract is executed by both parties at the time a customer pumps the fuel from the station. Although the Company may have contractual agreements, these agreements only establish general terms. There is no financial obligation until the customer receives and consumes the benefits provided by the Company’s performance as the stand-ready obligations are being performed

●	Performance Obligations – The Company’s performance obligation arises from the sale of fuel to the customer. Thus, the Company’s only performance obligation of CNG operations is CNG sales.

●	Transaction Price – The transaction price is based stand-alone selling price for fuel. The primary method used to estimate the stand-alone selling price for fuel is observable stand-alone sales,

●	Allocating Transaction Price to Performance Obligations – The transaction price is allocated in its entirety to CNG sales, as this is the only performance obligation.

●	Revenue Recognition – The Company recognizes revenue over time for the fuel sales as the customer receives and consumes the benefits. This does not represent a change from the Company’s past practice, therefore, there was no change in timing of revenue recognition between periods on the adoption of ASC 605, Revenue Recognition.

There was no change in management’s determination that the Company acts as the principal (rather than the agent) with respect to revenue recognition within its logistics businesses, under ASC 606, compared to ASC 605. Accordingly, the Company continues to recognize revenue on a gross basis, consistent with past practices.

Significant judgments involved in the Company’s revenue recognition and corresponding accounts receivable balances include:

●	Estimating the allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on historical experience and any known trends or uncertainties related to customer billing and account collectability. Management reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.

Recently Issued Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report.

Seasonality and Inflation

Due to increased USPS volume, the Company’s tractor productivity typically increases during the last quarter of each calendar year. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy the Company’s assets or adversely affect the business or financial condition of customers, any of which could adversely affect the Company’s results or make the Company’s results more volatile.

To some extent, we experience seasonality with the CNG business. Natural gas vehicle fuel amounts consumed by some of our customers tend to be higher in summer months when fleet vehicles use more fuel to power their air conditioning systems. Natural gas commodity prices tend to be higher in the fall and winter months due to increased overall demand for natural gas for heating during these periods. With the USPS contracts the trucking segment experiences a significant increase in business from the last week of November through the end of December

Since our inception, inflation has not significantly affected our operating results. However, costs for construction, repairs, maintenance, electricity and insurance are all subject to inflationary pressures, which could affect our ability to maintain our stations adequately, build new stations, expand our existing facilities or pursue additional CNG production projects, or could materially increase our operating costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, EVO, Inc. is not required to provide disclosure under this item.

Item 8. Financial Statements and Supplementary Data.

Audited financial statements begin on the next page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Evo Transportation & Energy Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Evo Transportation & Energy Services, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2019.

Houston, Texas

May 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

To the Board of Directors and Stockholders

EVO Transportation & Energy Services, Inc.

Peoria, Arizona

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of EVO Transportation & Energy Services, Inc. (the "Company") as of December 31, 2017 and the related consolidated statements of operations, stockholders' equity, and cash flows, for each year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Balance Sheets

	December 31,
	2018	2017
Assets
Current assets
Cash	$1,630,022	$83,867
Accounts receivable - trade, net	6,410,983	150,419
Alternative fuels tax credit receivable	267,943	648,029
Other current assets	287,913	1,675
Total current assets	8,596,861	883,990
Non-current assets
Property, equipment and land, net	7,603,862	7,740,423
Assets held for sale	-	240,000
Goodwill	2,887,281	-
Intangibles	3,036,739	345,284
Deposits and other long-term assets	525,863	132,940
Total non-current assets	14,053,745	8,458,647
Total assets	$22,650,606	$9,342,637
Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Line-of-credit	$316,589	$-
Accounts payable	2,751,275	1,784,049
Accounts payable - related party	337,345	409,838
Accrued expenses	5,073,317	1,178,616
Accrued interest - related party	922,471	917,526
Factored receivable advances	5,331,020	-
Advance from related parties	324,429	370,359
Derivative liability	11,243	32,186
Current portion of long-term debt	269,239	1,093,691
Senior promissory note - related party	3,800,000	-
Promissory note-stockholder	2,386,778	-
Subordinated convertible senior notes payable to stockholders	75,000	1,421,556
Working capital notes - related party	-	250,000
Total current liabilities	21,598,706	7,457,821
Non-current liabilities
Long-term debt, less current portion	1,063,559	-
Senior promissory note - related party	-	3,800,000
Convertible promissory notes - related parties, less unamortized debt discount of $7,495,295 (2018) and $4,257,358 (2017)	2,004,705	5,242,642
Promissory note - related party	4,000,000	4,000,000
Secured convertible promissory notes, less unamortized debt discount of $591,598 (2018) and zero (2017) and net of debt issuance costs of $415,614 (2018) and zero (2017)	3,032,418	-
Fuel discount advance	977,698	-
Long term subordinated convertible junior notes payable to stockholders	-	1,166,373
Convertible promissory notes - related party	-	437,505
Derivative liability, less current portion	-	11,420
Deferred rent	-	2,206
Total non-current liabilities	11,078,380	14,660,146
Total liabilities	32,677,086	22,117,967
Commitments and contingencies (Note 10)

Redeemable preferred stock
Series A Redeemable Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 (2018) and zero (2017) shares issued and outstanding, includes accrued and undeclared dividends $17,227 (2018) and zero (2017) liquidation preference 251,227	251,227	-

Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,258,530 (2018) and 429,308 (2017) shares issued and outstanding	226	43
Common stock subscribed and not yet issued 500,000 (2018) and zero (2017)	415,000	-
Additional paid-in capital	9,976,339	1,299,980
Accumulated deficit	(20,669,272)	(14,075,353)
Total stockholders’ deficit	(10,277,707)	(12,775,330)
Total liabilities, Series A Redeemable Preferred stock, and stockholders’ deficit	$22,650,606	$9,342,637

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017
Revenue
CNG sales	$1,348,301	$1,968,563
Trucking revenue	24,255,608	-
Federal alternative fuels tax credit	-	128,340
Total revenue	25,603,909	2,096,903
Operating expenses
Payroll, benefits and related	8,733,104	-
Purchased transportation	9,873,899	-
General and administrative	3,294,111	2,416,071
Equipment rent	3,613,558	-
Fuel	2,420,225	-
CNG expenses	897,250	1,499,876
Insurance and claims	749,652	-
Depreciation and amortization	958,945	711,076
Maintenance and supplies	539,511	-
Operating supplies and expenses	403,267	-
Impairment	240,000	4,906,217
Total operating expenses	31,723,522	9,533,240
Operating loss	(6,119,613)	(7,436,337)
Other income (expense)
Interest expense	(1,892,375)	(1,658,104)
Realized and unrealized gains (losses) on derivative liability, net	54,256	(60,246)
Gain on conversion of notes payable	624,626	-
Gain on extinguishment of convertible promissory notes	928,227	-
Warrant expense	(171,813)	(77,500)
Total other expense	(457,079)	(1,795,850)
Deferred tax expense	-	71,294
Total income tax expense	-	71,294
Net loss	$(6,576,692)	$(9,160,893)
Accrued and undeclared preferred stock dividends	(17,227)	-
Net loss available to common stockholders	$(6,593,919)	$(9,160,893)
Basic and diluted weighted average common shares outstanding	1,907,055	396,717
Basic and diluted loss per common share	$(3.46)	$(23.09)

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2018 and 2017

	Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2017	317,183	32	-	-	$899,304	$(4,914,460)	$(4,015,124)
Issuance of stock for subordinated convertible senior notes payable	8,791	1	-	-	13,186	-	13,187
Issuance of common stock for cash	103,334	10	-	-	309,990	-	310,000
Fair value of warrants issued with stock	-	-	-	-	77,500	-	77,500
Net loss	-	-	-	-	-	(9,160,893)	(9,160,893)
Balance - December 31, 2017	429,308	43	-	-	1,299,980	(14,075,353)	(12,775,330)
Issuance of common stock for cash	1,000,000	100	-	-	2,499,900	-	2,500,000
Issuance of common stock for exchange of Senior Bridge notes and interest-related party	144,699	15	-	-	120,085	-	120,100
Issuance of common stock for exchange of Senior Bridge notes and interest	130,884	13	-	-	327,197	-	327,210
Issuance of common stock for exchange of Junior Bridge notes and interest-related party	260,977	26	-	-	1,304,859	-	1,304,885
Issuance of common stock for exchange of Junior Bridge notes and interest	11,800	1	-	-	9,793	-	9,794
Forgiveness of Junior and Senior bridge notes	-	-	-	-	116,133	-	116,133
Fair value of stock-based compensation	-	-	-	-	459,735	-	459,735
Fair value of warrant-based compensation	-	-	-	-	31,740	-	31,740
Fair value of warrants issued to guarantee debt	-	-	-	-	9,179	-	9,179
Related party accounts payable converted to common stock	50,000	5	-	-	149,995	-	150,000
Accounts payable converted to common stock	43,400	4	-	-	36,018	-	36,022
Common stock issued for the purchase of Thunder Ridge Transport, Inc.	-	-	-	415,000	-	-	415,000
Fair value of warrants issued Secured convertible promissory notes	-	-	-	-	747,223	-	747,223
Fair value of warrants issued for services	-	-	-	-	75,340	-	75,340
Issuance of common stock for exchange of Convertible promissory notes - related party	187,462	19	-	-	155,574	-	155,593
Fair value of warrants issued with conversion of Convertible promissory notes	-	-	-	-	87,294	-	87,294
Fair value of debt discount for conversion feature on convertible promissory notes – related party	-	-	-	-	2,546,294	-	2,546,294
Series A Redeemable Preferred stock dividend	-	-	-	-	-	(17,227)	(17,227)
Net loss	-	-	-	-	-	(6,576,692)	(6,576,692)
Balance - December 31, 2018	2,258,530	226	-	415,000	9,976,339	(20,669,272)	(10,277,707)

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(6,576,692)	$(9,160,893)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for (reversal of) doubtful accounts	(37,007)	37,007
Depreciation and amortization	958,945	711,076
Gain on sale of fixed assets	(6,105)	-
Impairment	240,000	4,906,217
Deferred rent	(2,206)	(13,233)
Gain on conversion of accounts payable to common stock	(94,178)	-
Gain on extinguishment of convertible promissory notes	(928,227)	-
Gain on conversion of convertible promissory notes to common stock	(624,626)	-
Realized loss on derivative liability	-	(60,246)
(Gain) loss on derivative liability	(32,363)	21,220
Accretion of debt discount	392,209	429,642
Interest expense converted to promissory notes - related party	31,150	32,402
Interest expense converted to secured convertible promissory notes	34,630	-
Redeemable Series A Preferred stock issued for services	234,000	-
Common stock issued for debt	-	13,187
Warrant expenses	171,813	77,500
Deferred taxes	-	(71,294)
Stock and warrant-based compensation	491,475	-
Amortization of debt issuance costs	109,373	-
Changes in assets and liabilities
Accounts receivable	(4,162,043)	(187,426)
Alternative fuels tax credit receivable	380,086	(632,815)
Other assets	(313,612)	92,085
Accounts payable	70,112	961,220
Accounts payable - related party	77,507	148,778
Accrued expenses	2,321,121	1,041,125
Accrued interest - related party	481,702	763,053
Net cash used in operating activities	(6,782,936)	(891,395)
Cash flows from investing activities
Purchases of equipment	(18,000)	-
Purchase of equipment from W. E. Graham acquisition	(186,000)	-
Proceeds from sale of assets	34,000	-
Deposits	-	8,757
Net cash (used in) provided by investing activities	(170,000)	8,757
Cash flows from financing activities
Line-of-credit, net	(105,150)	-
Proceeds from sales of common stock	2,500,000	310,000
Proceeds from secured convertible promissory notes	4,005,000	-
Payments of principal on long-term debt	(247,909)	(101,298)
Payments on fuel advance	(19,052)	-
Payments on promissory note – stockholder	(113,222)
Proceeds from subordinated convertible senior notes payable to stockholders	-	400,000
Payments on subordinated convertible senior notes payable to stockholders	(800,000)	-
Advances from factoring	4,100,341	-
Debt issuance costs	(524,987)	-
Proceeds from advances from related parties	-	332,859
Payments on working capital notes - related party	(250,000)	-
Payments to related parties	(45,930)	-
Net cash provided by financing activities	8,499,091	941,561
Net increase in cash	1,546,155	58,923
Cash - beginning of year	83,867	24,944
Cash - end of year	$1,630,022	$83,867

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Cash Flows (Continued)

Supplemental disclosures of cash flow information:
Interest paid	$715,635	$449,564

Supplemental schedule of non-cash investing activities:
Common Stock issued for acquisition of Thunder Ridge	$415,000	$-
Debt issued for acquisition of Thunder Ridge	2,500,000	-
Note payable issued for acquisition of Graham	300,000	-
Conversion of Junior Bridge Notes and interest to common stock – related party	1,304,885	-
Conversion of Junior Bridge Notes and interest to common stock	9,794	-
Conversion of Senior Bridge Notes and interest to common stock – related party	120,100	-
Conversion of Senior Bridge Notes and interest to common stock	327,210	-
Forgiveness of Junior and Senior Bridge notes – related party	116,1336	-
Common stock for settlement of accounts payable - related party	150,000	-
Common stock for settlement of accounts payable	36,022	-
Conversion of related party notes payable to common stock	155,593	-
Debt discount related to secured convertible promissory notes	3,293,517
Promissory notes - related party for acquisition of EAF	-	8,050,000
Convertible promissory note - related party for acquisition of EAF	-	9,500,000
Debt discount related to convertible promissory note - related party for acquisition of EAF	-	$4,687,000

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company is a holding company based in Peoria, Arizona that owns seven operating subsidiaries; Graham, Leasing, Titan, Thunder Ridge, Ursa Major, Sheehy and EAF, which are in the businesses of compressed natural gas (“CNG”) service stations or fulfilling USPS and corporate contracts for freight trucking services.

The Company purchased all 100% of the outstanding member interests of Graham, on November 18, 2018 for a $186,000 cash payment and a $300,000 note payable.

Leasing was organized to own the Company’s trucks, trailers and vans. The company was formed on November 2, 2018, but did not start operations as of December 31, 2018.

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

The Company acquired Thunder Ridge on June 1, 2018. Thunder Ridge was founded in Missouri in 2000 and is engaged in the business of fulfilling government and corporate contracts for freight trucking services.

EVO, Inc. was incorporated in the State of Delaware on October 22, 2010.

Basis of Presentation

These financial statements represent the consolidated financial statements of EVO Transportation & Energy Services, Inc. (“EVO Inc.” or the “Company”), its wholly owned subsidiaries, Titan CNG LLC (“Titan”), W.E. Graham (“Graham”), EVO Equipment Leasing, LLC (“Leasing”), Thunder Ridge Transport, Inc. (“Thunder Ridge”) and Environmental Alternative Fuels, LLC (“EAF”), Titan’s wholly-owned subsidiaries, Titan El Toro LLC (“El Toro”), Titan Diamond Bar LLC (“Diamond Bar”), and Titan Blaine, LLC (“Blaine”), Thunder Ridge’s wholly-owned subsidiary, Thunder Ridge Logistics, LLC, (“Logistics”), and EAF’s wholly-owned subsidiary, EVO CNG, LLC (“EVO CNG”). Subsequent to year end the Company formed EVO Services Group, LLC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EVO, Inc. and its subsidiaries, Graham, Leasing, Titan, Thunder Ridge and EAF, Titan’s wholly owned subsidiaries, El Toro, Diamond Bar and Blaine, Thunder Ridge’s wholly owned subsidiary, Logistics, and EAF’s wholly owned subsidiary, EVO CNG. All intercompany accounts and transactions have been eliminated upon consolidation.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Going Concern

The Company is an early stage company in the process of acquiring several businesses with highway contract routes operated for the United States Postal Service (“USPS”) and Compressed Natural Gas (“CNG”) fuel stations. As of December 31, 2018, the Company has a working capital deficit of approximately $13.0 million, stockholders’ deficit of approximately $10.3 million, and negative operating cashflows of $6.8 million. Management anticipates rectifying these deficits with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures by consolidating costs with the acquired entities, the purchase of vehicles to reduce purchased transportation and repricing contracts with USPS. However, there can be no assurance that the Company will be successful in these efforts. Further, for the year ended December 31, 2018, the USPS accounted for 95% of the Company’s total consolidated revenues. The loss of the USPS as a customer, or a significant reduction in the Company’s relationship with the USPS would have a material adverse effect on the Company’s business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the next twelve months from the issuance of these consolidated statements within the Company’s Annual Report on Form 10-K. However, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern for the next twelve months from the issuance of these consolidated statements within the Company’s Annual Report on Form 10-K.

To meet its current and future obligations, the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2019:

Management is working with related party debt holders and equipment lenders to extend or convert existing debt. However, there can be no assurance that the Company will be successful in these efforts.

On January 2, 2019, the Company acquired Sheehy Mail a mail contractor headquartered in Waterloo, Wisconsin. Sheehy Mail operates 104 trucks that service 16 USPS contracts across 18 states.

On February 1, 2019, the Company acquired Ursa Major Corporation (“Ursa”) and J.B. Lease (“J.B. Lease”) Corporation a mail contractor located in Milwaukee, Wisconsin. Ursa operates 250 trucks that service 42 USPS contracts across 22 states.

During February 2019, El Toro received a waiver from Tradition Capital Bank of its 2018 defaults of certain debt service coverage ratio, minimum tangible equity, and debt to equity ratio covenants in the El Toro SBA loan, which waiver also eliminates those covenants for 2019 and thereafter.

On April 30, 2019, the Company and Peck entered into a fourth amendment to the Purchase Agreement (the “Fourth Purchase Agreement Amendment”). The Fourth Purchase Agreement Amendment extended the April 30, 2019 portion of the original maturity date to June 30, 2019. As of December 31, 2018, the outstanding balance was $2,386,778.

The cash balance as of December 31, 2018 was $1,630,022 and is sufficient to cover the negative cash flows generated from operations through the first half of 2019. Management is in the process of identifying sources of capital through debt refinancing and equity investments through one or more private placements Management believes these additional sources will give the Company sufficient liquidity until it achieves projected positive cash flows from operations in the third quarter of 2019.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

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

The consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to revenue recognition, goodwill and long-lived intangible asset valuations, fixed asset impairment assessments, debt discount, beneficial conversion feature, contingencies, purchase price allocation related to the Thunder Ridge acquisition, and going concern. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of the accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. As of December 31, 2018, and 2017, the Company has recorded an allowance of $0 and $37,007, respectively.

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

As of December 31, 2018, and 2017, the CNG stations had four and three customers that accounted for 98% and 75% of CNG related accounts receivable, respectively. As of December 31, 2018, and 2017, CNG accounts receivable accounted for 1% and 100%, respectively of the Company’s total consolidated accounts receivable balance. For the years ended December 31, 2018 and 2017, two and four customers accounted for 61% and 76% of CNG revenues, respectively. For the years ended December 31, 2018 and 2017, CNG revenues accounted for 5% and 100% of the Company’s total consolidated revenue, respectively.

As of December 31, 2018, one trucking customer accounted for 99% of the trucking and total consolidated accounts receivable balance. This customer generated revenues representing 97% of total trucking revenues and 95% of the Company’s consolidated revenues from 12 different contract locations for the year ended December 31, 2018. Approximately 17%, 13%, and 11% of total consolidated revenues were generated from three of the contract locations for the year ended December 31, 2018. The Company did not have trucking operations in 2017. This customer is a government entity; therefore, the Company does not believe there is significant credit risk related to the accounts receivable balance from this customer. The Company plans on expanding its relationship with this customer. If the Company were to lose the relationship with this customer or is unable to renew existing contracts, it would have a significant adverse effect on the Company’s ability to continue operations.

Property, Equipment and Land

Property and equipment are stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets. Maintenance and repair expenditures are charged to operations. Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.

Years
Vehicles	5
Service and other equipment	3
Buildings and improvements	15

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill and Intangibles

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed. Goodwill and intangible assets that do not have finite lives are not amortized, but rather are assessed for impairment at least annually or more frequently if certain impairment indicators are present.

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. For the years ended December 31, 2018 and 2017, the Company’s evaluation of goodwill resulted in an impairment of zero and $3,993,730, respectively.

Intangibles

Intangible assets consist of finite lived intangibles. The Company’s finite lived intangibles include favorable leases, customer relationships and the trade name. Finite lived intangibles are amortized over their estimated useful lives. For the Company’s lease related intangibles, the estimated useful life is based on the agreement of a one-time payment of $1 and the term of the mortgages, of the properties owned by the Company of approximately five years. For the Company’s trade names and customer lists the estimated lives are based on life cycle of a customer of approximately five years. The Company evaluates the recoverability of the finite lived intangibles whenever an impairment indicator is present. For the year ended December 31, 2017, the test results indicated an impairment of $106,270 to customer lists. The Company’s evaluation of intangibles for the year ended December 31, 2018, resulted in no impairment.

Assets Held for Sale

The Company classifies assets as being held for sale when the following criteria are met: management has committed to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is highly probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. For the year ended December 31, 2018, the Company evaluated the asset held for sale and determined an impairment of $240,000 for the full amount of its carrying value.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

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

The Company recorded no asset impairment charges in 2018 and an asset impairment charge of $806,217 in 2017 which was related to El Toro fixed assets.

Debt Issuance Costs

Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the net carrying value of secured convertible promissory notes in the consolidated balance sheet, net of accumulated amortization. These costs are amortized to interest expense over the term of the related debt. As of December 31, 2018, and 2017, the Company capitalized $524,987 and zero, respectively, of debt issuance costs. The Company recorded $109,373 and zero of amortization of these costs for the years ended December 31, 2018 and 2017, respectively, and is included in interest expense in the consolidated statement of operations.

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

Management of the Company has determined that the administrative effort required to account for derivative instruments as cash flow hedges is greater than the financial statement presentation benefit. As a result, the Company marks its derivative instruments to fair value and records the changes in fair value as a component of other income and expense. Cash settlements from the Company’s price risk management activities are likewise shown as a component of other income and expense and as a component of operating cash flows on the statements of cash flows. The Company settled all of its commodity hedges during 2019 and the activity has been immaterial for 2018 and 2017.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

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

	For the Years Ended December 31,
	2018	2017
Common stock subscribed	500,000	-
Stock options	4,700,000	-
Warrants	4,296,254	-
Common stock to be issued upon conversion of Secured convertible promissory notes	1,615,350	-
Common stock to be issued upon conversion of Redeemable Series A Preferred stock	100,000	-
Common stock to be issued upon conversion of Subordinated convertible senior notes payable to stockholders	33,445	275,583
Contingent common stock to be issued upon conversion of related-party accounts payable	89,092	89,092
Common stock to be issued upon conversion of Convertible promissory notes - related parties	7,000,000	7,187,462
Common stock to be issued upon conversion of Convertible junior notes payable to stockholders	-	272,777
Total	18,334,141	7,824,914

Adoption of New Revenue Recognition

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) (“Topic 606” or “new guidance”) retrospectively. The adoption of Topic 606 did not have a material impact on the consolidated financial statements. The new guidance has no impact on the timing or classification of the Company’s cash flows as reported in the Consolidated Statement of Cash Flows. The Company did not record any adjustments as a result of applying Topic 606.

Revenue Recognition

Trucking Operations

USPS – USPS trucking operations generates revenue from transportation services under multi-year contracts with the USPS, generally on a rate per mile basis that adjusts monthly for fuel pricing indexes.

●	Contract Identification – Each delivery represents a distinct service that is a separately identified performance obligation for each contract. A single delivery may comprise of multiple stops prior to completion. Therefore, a legally enforceable contract is executed by both parties at the first point of pickup for each delivery. Although the Company has master agreements with the USPS, these master agreements only establish general terms. There is no financial obligation until the load is tendered/accepted and the Company takes possession of the load.

●	Performance Obligations – The Company’s performance obligation arises from the annualized contract to transport USPS freight and is satisfied upon completion of each delivery. The Company’s delivery, accessorial, and dedicated truck capacity represent a bundle of services that are highly interdependent and have the same pattern of transfer to the customer. These services are not capable of being distinct from one another. Thus, the Company’s only performance obligation of USPS trucking operations is transportation services.

●	Transaction Price – The transaction price is based on the awarded agreement for the multi-year contract. The prices are based on miles travelled that adjusts monthly for fuel pricing indexes. Depending on the contract, the total transaction price may consist of mileage revenue, fuel adjustments, accessorial fees and fees for additional deliveries outside of the scope of the annual contract. There is no significant financing component in the transaction price, as the USPS generally pay within the contractual payment terms of 30 to 60 days.

●	Allocating Transaction Price to Performance Obligations – The transaction price is allocated in its entirety to transportation services, as this is the only performance obligation.

●	Revenue Recognition – Revenues are recognized over time as satisfaction of the promised contractual delivery agreements are completed, in an amount that reflects the rate per mile set in the contract. Generally, each delivery is completed within a single day. Deliveries may have scheduled completion times that carry over to the next day. In these instances, the delivery is determined to be a part of the contractual requirement for the day the initial pick-up is scheduled. The year ended December 31, 2018 is the first year the Company had USPS trucking revenues. As such, there is no change in timing of revenue recognition for USPS trucking revenues between reportable periods.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Freight

●	Contract Identification – A legally enforceable contract is executed by both parties at the point of pickup at the shipper’s location, as evidenced by a bill of lading. Although the Company may have master agreements with its customers, these master agreements only establish general terms. There is no financial obligation until the load is tendered/accepted and the Company takes possession of the load.

●	Performance Obligations – The Company’s only performance obligation for freight trucking operations is transportation services. The Company’s delivery, accessorial, and dedicated truck capacity represent a bundle of services that are highly interdependent and have the same pattern of transfer to the customer. These services are not capable of being distinct from one another and the Company does not offer them on a stand-alone basis.

●	Transaction Price –Depending on the contract, the total transaction price may consist of mileage revenue, fuel adjustments, and accessorial fees. There is no significant financing component in the transaction price, as the USPS generally pay within the contractual payment terms of 30 to 60 days.

●	Allocating Transaction Price to Performance Obligations – The transaction price is allocated in its entirety to transportation services, as this is the only performance obligation.

●	Revenue Recognition – Revenues are recognized over time as satisfaction of the promised contractual delivery agreements are completed. Generally, the Company does not have revenue in transit at period end. The year ended December 31, 2018 is the first year the Company had USPS trucking revenues. As such, there is no change in timing of revenue recognition for USPS trucking revenues between reportable periods.

CNG Operations

The Company’s CNG is sold predominately pursuant to contractual commitments. These contracts typically include a stand-ready obligation to supply natural gas daily.

●	Contract Identification – A legally enforceable contract is executed by both parties at the time a customer pumps the fuel from the station. Although the Company may have contractual agreements, these agreements only establish general terms. There is no financial obligation until the customer receives and consumes the benefits provided by the Company’s performance as the stand-ready obligations are being performed

●	Performance Obligations – The Company’s performance obligation arises from the sale of fuel to the customer. Thus, the Company’s only performance obligation of CNG operations is CNG sales.

●	Transaction Price – The transaction price is based stand-alone selling price for fuel. The primary method used to estimate the stand-alone selling price for fuel is observable stand-alone sales,

●	Allocating Transaction Price to Performance Obligations – The transaction price is allocated in its entirety to CNG sales, as this is the only performance obligation.

●	Revenue Recognition – The Company recognizes revenue over time for the fuel sales as the customer receives and consumes the benefits. This does not represent a change from the Company’s past practice, therefore, there was no change in timing of revenue recognition between periods on the adoption of ASC 605, Revenue Recognition.

There was no change in management’s determination that the Company acts as the principal (rather than the agent) with respect to revenue recognition within its logistics businesses, under ASC 606, compared to ASC 605. Accordingly, the Company continues to recognize revenue on a gross basis, consistent with past practices.

Significant judgments involved in the Company’s revenue recognition and corresponding accounts receivable balances include:

●	Estimating the allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on historical experience and any known trends or uncertainties related to customer billing and account collectability. Management reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. Interest and penalties, if applicable, are recorded in the period assessed as general and administrative expenses. However, no interest or penalties have been assessed as of December 31, 2018 and 2017. Tax years that remain subject to examination include 2015 through the current year for federal and state, respectively.

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

The Company must assess whether valuation allowances assessments are affected by various aspects of the Tax Act. Since, as discussed above, the Company has recorded no amounts related to certain portions of the Tax Act, and no changes to valuation allowances as a result of the Tax Act have been recorded.

Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted.  In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented.  The Company will adopt Topic 842 effective on January 1, 2019, using the optional transition method to apply the new guidance rather than as of the earliest period presented, and elected the package of practical expedients described above. The Company is in the process of completing its implementation efforts and upon adoption, expects to recognize additional operating liabilities of approximately $4 million, with corresponding right-to-use assets of approximately the same amount as of January 1, 2019 based on the present value of the remaining lease payments.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As described in the footnotes to the Annual Report on Form 10-K, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is being assessed.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50,  Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. We are evaluating the effects that the adoption of this guidance will have on our disclosures.

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation. The reclassifications had no effect on previously reported results of operations or retained deficit.

Subsequent Events

The Company has evaluated all subsequent events through the auditors’ report date, which is the date the consolidated financial statements were available for issuance. With the exception of those matters discussed in Notes 8, 9 and 13, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 2 - Acquisition

The acquisitions described below were each accounted for as business combinations which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

Thunder Ridge

On June 1, 2018, pursuant to the Thunder Ridge Purchase Agreement, the Company acquired all of the issued and outstanding shares of Thunder Ridge for total consideration of $2,915,000 as outlined below. Thunder Ridge is based in Springfield, Missouri and is engaged in the business of fulfilling government and contracts for freight trucking services and includes operations in Missouri, Kansas, Iowa, Tennessee, New York, Pennsylvania, Maryland and Texas. With the acquisition, Thunder Ridge became a wholly-owned subsidiary of EVO, Inc.

The Company expects the acquisition to increase the Company’s scale and improve margins due to combined revenues and operations, which will produce operational synergies with the CNG stations and the freight trucking services, which is the basis for the acquisition and comprises the resulting recording of goodwill. In addition, acquired intangible assets include USPS contracts, the trademark and the non-compete agreement.

As consideration for the Thunder Ridge shares, the Company issued a promissory note dated June 1, 2018, in the principal amount of $2,500,000 (the “TR Note”). The TR Note bears interest at 6% per year with a default interest rate of 9% per year and had an original maturity date of the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Billy (Trey) Peck’s (“Peck”) employment with the Company by the Company without cause or by Peck for good reason. The TR Note is secured by all of the assets of Thunder Ridge pursuant to a security agreement dated June 1, 2018, between the Company, Thunder Ridge, and Peck and is also secured by the Thunder Ridge Shares (“TR Shares”). On December 26, 2018, the Company and Peck entered into an amendment to the Purchase Agreement (the “First Purchase Agreement Amendment”). The First Purchase Agreement Amendment extends the December 31, 2018, portion of the original maturity date to February 28, 2019. On February 28, 2019, the Company and Peck entered into another amendment to the Purchase Agreement (the “Second Purchase Agreement Amendment”). The Second Purchase Agreement Amendment extends the December 31, 2018, portion of the original maturity date to April 30, 2019. On April 30, 2019, the Company and Peck entered into a fourth amendment to the Purchase Agreement (the “Fourth Purchase Agreement Amendment”). The Fourth Purchase Agreement Amendment extended the April 30, 2019, portion of the original maturity date to June 30, 2019. As of December 31, 2018, the outstanding balance was $2,386,778.

If the Company fails to repay the amounts outstanding under the TR Note on or before June 30, 2019, Peck has the right to require the Company to return the TR Shares and effectively rescind the sale of the TR Shares to the Company.

 As additional consideration for the TR Shares and pursuant to a subscription agreement with Peck, on June 1, 2018, the Company agreed to issue to Peck (a) 500,000 shares of common stock, par value $0.0001 per share (“Common Stock”) (which remain unissued) valued at $415,000.

Further, Peck received warrants for employment to be issued upon the first anniversary: (i) a warrant to purchase 333,333 shares of common stock at an exercise price of $3.00 per share (the “$3.00 Warrant”), (ii) on the second anniversary a warrant to purchase 333,333 shares of common stock at an exercise price of $5.00 per share (the “$5.00 Warrant”), and (iii) on the third anniversary a warrant to purchase 333,333 shares of common stock at an exercise price of $7.00 per share (the “$7.00 Warrant,” and together with the $3.00 Warrant and $5.00 Warrant, the (“Warrants”). The Company estimates the fair value of the warrants to be approximately $149,000. The Warrants are exercisable five years from the issuance date.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 2 - Acquisition (continued)

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition.

Assets acquired:
Accounts receivable, net	$2,061,514
Prepaids	160,436
Trade names	460,000
Non-competition agreement	40,000
Customer relationships	2,330,000
Goodwill	2,887,281
Deposits	205,113
Property and equipment	207,734
Total assets acquired	8,352,078

Total liabilities assumed	(5,437,078)

Net assets acquired	$2,915,000

Consideration paid:
500,000 shares of common stock issuable	$415,000
Promissory note	2,500,000
Total	$2,915,000

The amount of revenue and net loss from Thunder Ridge included in the Company’s consolidated statement of operations for the period from June 1, 2018 to December 31, 2018 was $24,031,386 and $(3,343,961), respectively.

The Company has evaluated goodwill and other intangibles expects the balances will most likely be deductible for income tax purposes.

The Company engaged a third-party valuation specialist to determine the fair value of the Thunder Ridge intangible assets. The Company incurred a total of approximately $50,000 in transaction closing costs, which were expensed as incurred and included in general and administrative expenses in the consolidated statement of operations, for the year ended December 31, 2018.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 2 - Acquisition (continued)

W.E. Graham

The Company purchased 100% of the outstanding member interests of Graham, on November 18, 2018, for a $186,000 cash payment and a $300,000 note payable. This was an insignificant acquisition.

EAF

On February 1, 2017, the Company entered into a securities exchange agreement (the “EAF Exchange Agreement”) with Environmental Alternative Fuels, LLC, a Delaware limited liability company (“EAF”), EVO CNG, LLC, a Delaware limited liability company and a wholly owned subsidiary of EAF (“EVO CNG”), pursuant to which the Company acquired all of the membership interests in EAF (the “EAF Interests”) from the EAF Members. EAF, together with EVO CNG, is a compressed natural gas fueling station company with six fueling stations in California, Texas, Arizona and Wisconsin, for total consideration of $12,863,000 as outlined below.

Assets acquired:
Prepaid assets	$32,118
Goodwill	3,993,730
Customer list	220,000
Trademark	86,000
Favorable lease	307,000
Property, equipment and land	8,154,667
Deposits and other long-term assets	152,117
Total assets acquired:	12,945,632
Total liabilities assumed	(82,632)
Net assets acquired	$12,863,000

Consideration paid:
Working capital notes – related party	$250,000
Senior promissory note – related party	3,800,000
Promissory note – related party	4,000,000
Convertible promissory note - related party	9,500,000
Debt discount	(4,687,000)
Total	$12,863,000

The Company has evaluated goodwill and other intangibles expects the balances will most likely be deductible for income tax purposes.

The Company engaged a third-party valuation specialist to determine the fair value of the land, buildings, equipment, and the EAF intangible assets. The Company incurred a total of approximately $250,000 in transaction closing costs, which were expensed as incurred and included in general and administrative expenses in the consolidated statement of operations, for the year ended December 31, 2016.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 2 - Acquisition (continued)

As consideration for the EAF Interests, the Company issued a promissory note to an EAF member in the principal amount of $3.8 million (the “Senior Promissory Note”) that bears interest at 7.5%, with a default interest rate of 12.5% per year and has a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 or a (c) declaration by the noteholder of an event of default under the Senior Promissory Note. During 2018, the promissory note’s maturity was extended until July 2019. Principal and interest are due at maturity.

As consideration for the EAF Interests, the Company guaranteed a note from EAF to a former EAF member dated January 30, 2017 in the principal amount of $4,000,000 (the “EAF Note”). The EAF Note guaranteed by substantially all of the assets of EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by the noteholder of an event of default under the EAF Note. Principal and interest are due at maturity.

Also, as consideration for the EAF Interests, the Company issued convertible promissory notes to the EAF Members in the aggregate principal amount of $9.5 million (the “Convertible Notes”). The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026. The Convertible Notes were originally initially convertible into 1,400,000  shares (the “Transaction Shares”) of the Company’s common stock, (the “Common Stock”), subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of the Company’s total outstanding shares of Common Stock on a post transaction basis. Accordingly, conversion of the Convertible Notes would result in a change in control of the Company. The number of Transaction Shares was subject to increase to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion of the Company’s subordinated notes payable to members and Senior Bridge Notes, convertible promissory notes, and certain accounts payable into Common Stock would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. The Company evaluated the embedded conversion feature under ASC 815 for the variable number of shares issuable and determined that, at the date of issuance, the conversion feature had no value as it was substantially out of the money and there was no market for the shares. During October 2018, the Company amended the Convertible Notes to eliminate the variable number of shares issuable under the conversion feature to a fixed amount of 7,000,000 shares upon conversion. The Company recorded a gain on extinguishment of debt at the date of the amendment of the Convertible Notes at the fair value of the original 1,400,000 shares issuable of $(928,227), a discount on debt of $2,546,294 for the new conversion feature and a discount on debt of $5,009,885 related to imputed interest at 12.8%.

Pursuant to the terms of the Exchange Agreement, the EAF Members are entitled to demand registration rights and piggyback registration rights with respect to the Transaction Shares. The Convertible Notes are secured by all of the assets of EAF and the EAF Interests, which the Company pledged to the EAF Members as security for the Convertible Notes.

Each Convertible Note is convertible at the applicable holder’s option upon (1) consummation of a reorganization, merger or similar transaction where the Company is not the surviving or resulting entity or (2) the sale of all or substantially all of the Company’s assets, subject to customary restrictions. The Convertible Notes are also subject to mandatory conversion at the Company’s option beginning on the first anniversary of the issue date if: (i) the closing price of the common stock is greater than $10.00 and (ii) the average daily trading volume of shares of common stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted into shares of common stock at the greater of (1) 1.357, subject to adjustment for stock splits or combinations, or (2) the closing price of a share of common stock as reported on the business day that immediately precedes the date of the notice of conversion provided by the party making the election.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 2 - Acquisition (continued)

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business combinations had occurred on January 1, 2017. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time or that may result in the future. The following table does not include pro forma financial information for Graham, as historical results were not available.

	2018	2017
Revenue
As reported	$25,603,909	$2,096,903
Add pro forma adjustments:
EAF	-	187,003
Thunder Ridge	10,321,716	17,348,999
Pro forma	$35,925,625	$19,632,905

Net loss
As reported	$(6,576,692)	$(9,160,893)
Add pro forma adjustments:
EAF	-	(7,703)
Thunder Ridge	(760,839)	(1,063,109)
Pro forma	$(7,337,531)	$(10,231,705)

Net loss available to common shareholders
As reported	$(6,593,919)	$(9,160,893)
Pro forma	$(7,354,758)	$(10,231,705)

Basic and diluted weighted average common shares outstanding	1,907,055	396,717

Basic and diluted loss per common share, as reported	$(3.46)	$(23.09)
Basic and diluted loss per common share, pro forma	$(3.86)	$(25.79)

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 3 - Balance Sheet Disclosures

Accounts receivable are summarized as follows:

	December 31,
	2018	2017
Accounts receivable – trade	$6,410,983	$187,426
Allowance for doubtful accounts	-	(37,007)
	$6,410,983	$150,419

Bad debt expense for the years ended December 31, 2018 and 2017 was $0 and $37,007, respectively.

Property, equipment and land are summarized as follows:

	December 31,
	2018	2017
Equipment	$3,920,026	$3,919,589
Buildings	3,259,179	3,259,179
Land	975,899	975,899
Vehicles	342,805	-
Computer equipment	37,627	37,627
Site development	35,091	-
	8,570,627	8,192,294
Less accumulated depreciation	(966,765)	(451,871)
	$7,603,862	$7,740,423

Depreciation expense for the years ended December 31, 2018, and 2017, was $520,400 and $549,630, respectively.

During the year ended December 31, 2018, the Company did not identify impairment of long-lived assets to be held and used. During the year ended December 31, 2017, the Company recorded an impairment of $806,217 for El Toro’s fixed assets.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 3 - Balance Sheet Disclosures (continued)

Intangible assets consist of the following:

	December 31,
	2018	2017
Customer relationships	$2,743,730	$113,730
Favorable leases	307,000	307,000
Non-competition agreement	40,000	-
Tradename	546,000	86,000
	3,636,730	506,730
Less accumulated amortization	(599,991)	(161,446)
	$3,036,739	$345,284

During the year ended December 31, 2018, the Company did not record impairment of its intangible assets. During the year ended December 31, 2017, the Company impaired $106,270 related to customer lists.

Amortization expense for the years ended December 31, 2018 and 2017, was $438,545 and $161,446, respectively.

Future amortization expense will be approximately as follows:

Year Ending December 31,
2019	$743,000
2020	606,000
2021	442,000
2022	442,000
2023	442,000
Thereafter	362,000
$3,037,000

Goodwill consists of the following:

	December 31,
	2018	2017

Goodwill	$-	$3,993,730
Additions	2,887,281	-
Less impairment	-	(3,993,730)
	$2,887,281	$-

During the year ended December 31, 2018, the Company recognized goodwill of $2,887,281 related to the Thunder Ridge acquisition and did not record impairment of goodwill. During the year ended December 31, 2017, the Company impaired total goodwill for $3,993,730.

Accrued expenses consist of the following:

	December 31,
	2018	2017
Purchased transportation	$2,187,616	$-
Compensation, related taxes and benefits	1,344,046	72,420
Credit cards	584,746	12,527
Professional fees	250,000	380,547
Federal alternative fuels tax credit	242,725	562,513
Regulatory fees	233,279	99,343
Operating costs	80,573	28,138
Deferred rent	7,462	13,233
Interest	137,597	9,895
Excise taxes	5,273	-
	$5,073,317	$1,178,616

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 4 - Segment Reporting

The Company’s two reportable segments are Trucking and CNG Fueling Stations.

Trucking. Trucking is comprised of domestic freight trucking and surface transportation services.

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

The trucking segment includes $2,887,281 of goodwill in the year ended December 31, 2018.

The following tables summarize operating revenue, operating loss, and depreciation and amortization by segment.

	Year Ended December 31, 2018
	Trucking	CNG	Corporate and Unallocated	Total
Total revenues	$24,255,608	$1,348,301	$-	$25,603,909
Operating expenses	(26,937,152)	(959,396)	(2,868,029)	(30,764,577)
Depreciation and amortization	(304,420)	(654,525)	-	(958,945)
Interest and other (expense) income, net	(157,997)	(178,923)	(120,159)	(457,079)
Income tax income (expense)	-	-	-	-
Net loss	$(3,143,961)	$(444,543)	$(2,988,188)	$(6,576,692)

	Year Ended December 31, 2017
	Trucking	CNG(1)	Corporate and Unallocated	Total
Total revenues	$-	$2,096,903	$-	$2,096,903
Operating expenses	-	(6,406,093)	(2,416,071)	(8,822,164)
Depreciation and amortization	-	(711,076)	-	(711,076)
Interest and other (expense) income, net	-		(1,795,850)	(1,795,850)
Income tax income (expense)	-	-	71,294	71,294
Net loss	$-	$(5,020,266)	$(4,140,627)	$(9,160,893)

(1)	Total CNG revenues includes $128,340 of alternative fuels tax credits.

For the year ended December 31, 2018, the revenues from one customer accounted for approximately 95% of total consolidated revenues. The Company did not have trucking revenues in 2017.

The following tables summarize total assets by segment:

	Year Ended December 31, 2018
	Trucking	CNG	Corporate and Unallocated	Total
Property, equipment and land, net	$349,549	$7,254,313	$-	$7,603,862
Other assets	13,711,924	1,329,746	5,074	15,046,744
Total assets	$14,061,473	$8,584,059	$5,074	$22,650,606

	Year Ended December 31, 2017
	Trucking	CNG	Corporate and Unallocated	Total
Property, equipment and land, net	$-	$7,715,965	$24,458	$7,740,423
Assets held for sale	-	240,000	-	240,000
Other assets	-	1,309,991	52,223	1,362,214
Total assets	$-	$9,265,956	$76,681	$9,342,637

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 5 - Related Party Transactions

Accounts Payable - Related Party

The Company’s accounts payables - related party consist of guaranteed payments and expense reimbursement to stockholder. Accounts payable - related party was $337,345 and $409,838 for the years ended December 31, 2018 and 2017, respectively.

Advances Related Party

During the years ended December 31, 2018 and 2017, an EAF member advanced $286,929 and $332,859 to the Company and due on demand.

A Titan member advanced $2,000 to the Company for operating expenses. As of December 31, 2018, and 2017 the outstanding balance was $2,000 and due on demand.

An El Toro member advanced $35,500 to the Company for operating expenses. As of December 31, 2018, and 2017 the outstanding balance was $35,500 and due on demand.

On April 1, 2019, the Company issued 117,092 shares of common stock to settle the Separation Agreement with the former officer. The settlement included reimbursement of the $37,500 of advances from the related party and approximately $300,000 of the accounts payable - related party.

Accrued Interest - Related Party.

The Company’s accrued interest - related party represents the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $1,060,068 and $917,526 for the years ended December 31, 2018 and 2017, respectively.

For further information regarding related-party transactions, see Note 2 for acquisitions. In addition, the Company entered into multiple related-party transactions as described in Note 8.

Accounts Receivable – Related Party

During the year ended December 31, 2018, the Company sold CNG to an officer’s company and recognized revenue of $96,039. For the year ended December 31, 2018, accounts receivable – related party was $40,571.

Note 6 – Factoring Arrangements

Thunder Ridge has an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to February 18, 2021. Pursuant to the terms of the agreement, Thunder Ridge, from time to time, sells to the Factor certain of its accounts receivable balances on a recourse basis for credit-approved accounts. The Factor remits 95% of the accounts receivable balance to Thunder Ridge (the “Advance Amount”), with the remaining balance, less fees to be forwarded to Thunder Ridge once the Factor collects the full accounts receivable balance from the customer. Financing costs are comprised of an interest rate of Prime + 3.75% plus a factor fee of 0.85% of the face amount of the invoice factored based upon number of days to the Advance Amount remains outstanding. Interest and factoring costs are included in interest expense. Total financing fees for factored receivables since the acquisition of Thunder Ridge were $275,933 in 2018 and is included in interest expense in the consolidated statement of operations.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 7 - Line-of-Credit

The Company had two line-of-credit agreements with a bank that provided for an aggregate borrowing capacity of $421,739. Amounts outstanding bear interest at 6.75% and are secured by equipment. During October 2018, the Company paid the $100,000 line-of-credit in full and extended the $321,739 line-of-credit’s maturity to April 2019. As of December 31, 2018, the outstanding balance was $316,589. The line-of-credit was paid in full during April 2019.

Note 8 - Long-Term Debt

Long-term debt consists of:

	December 31,
	2018	2017

$1,300,000 SBA note payable issued December 31, 2014, with interest adjusted to the SBA LIBOR base rate, plus 2.35%. The note requires monthly principal and interest payments of $15,288. The note matures March 2024, is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. In 2016, the Company issued 35,491 units (equivalent to 31,203 common shares) to those members as compensation for the guarantee. The Company was not in compliance with the financial ratio covenants at December 31, 2018. Subsequent to year end, the financial ratio covenants were waived for 2018 and eliminated for all future periods.	$950,582	$1,093,691

Four promissory notes with an aggregate of $9,500,000 to the former EAF members with interest at 1.5%, issued February 1, 2017, and mature February 1, 2026. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. During the years ended December 31, 2018 and 2017, the debt discount was $7,495,295 and $4,257,358 respectively. As amended during 2018, the debt is convertible into a fixed amount of 7,000,000 shares of common stock. See Note 2 – Acquisition – EAF.	9,500,000	9,500,000

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 8 - Long-Term Debt (continued)

	December 31,
	2018	2017

Six subordinated senior notes payable with an aggregate of $1,421,556 to stockholders (“Senior Bridge Notes”) issued throughout 2016 and 2017, with interest at 12%. In connection with the notes payable, the note holders were issued 25,541 Class A Membership Units (equivalent to 22,455 common shares). In the event of a default the Company is required to pay the holder a stated number of Class A Membership Units on the date of default and each 90-day interval thereafter until all amounts due have been paid in full. Effective July 2016, the maturity date of the Senior Bridge Notes was extended to September 30, 2016 and allowed for an interest rate increase from 12% to 16% effective March 14, 2016. The default interest rate was increased from 15% to 18%. As part of the first amendment, the note holders received 3,359 Class A Membership Units (equivalent to 2,953 common shares) in Titan. In September 2016, the Senior Bridge Notes were amended to extend the due date to April 30, 2017. The Company subsequently extended the maturity date of the notes to October 31, 2017. The Company paid a fee of approximately $15,000 or 1% of the outstanding principal balance on the notes on or around each of January 31, 2017, April 30, 2017, and July 31, 2017 to extend the maturity date of the notes. The notes are secured by a subordinated security interest on substantially all of the Company’s assets and are personally guaranteed by two stockholders. The Senior Bridge Notes were not extended at the maturity. During 2018, $688,958 of the Senior Bridge Notes and related interest were converted into 275,583 shares of common stock. The remaining note is in default as of December 31, 2018 and due on demand.	75,000	1,421,556

A $3,800,000 senior promissory note issued on February 1, 2017, to a former EAF member with interest at 7.5% and default interest of 12.5% per annum, an original maturity of the earlier of (a) December 2017; (b) ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million; or (c) an event of default. During April 2018, the promissory note’s maturity date was extended to July 2019. The senior promissory note is unsecured. No principal and interest payments are due until maturity.	3,800,000	3,800,000

A $4,000,000 promissory note issued on February 1, 2017, to a former EAF member with interest at 7.5%, with maturity during February 2020. The note is guaranteed by substantially all the assets of EAF and the Company. No principal and interest payments are due until maturity.	4,000,000	4,000,000

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 8 - Long-Term Debt (continued)

	December 31,
	2018	2017

$4,005,000 Secured Convertible Promissory Notes (“Secured Convertible Notes”) issued during August 2018. The Company paid debt issuance costs of $524,987 in connection with the Secured Convertible Notes. They bear interest at 9%, compounded quarterly, with principal due two years after issuance and are secured by all the assets of the Company. The holder may agree, at its discretion, to add accrued interest in lieu of payment to the principal balance of the Secured Convertible Notes on the first day of each calendar quarter. The Secured Convertible Notes may not be prepaid prior to the first anniversary of the date of issuance, but may be prepaid without penalty after the first anniversary of the date of issuance.

The Secured Convertible Notes are convertible into shares (the “Note Shares”) of the Company’s common stock at a conversion rate of $2.50 per share of common stock at the Holder’s option: 1) at any time after the first anniversary of the date of issuance or 2) at any time within 90 days after a “triggering event,” including a sale, reorganization, merger, or similar transaction where the Company is not the surviving entity. The Secured Convertible Notes are also subject to mandatory conversion at any time after the first anniversary of the date of issuance if the average volume of shares of common stock traded on the Nasdaq Capital Market, NYSE American Market or a higher tier of either exchange is 100,000 or more for the 10 trading days prior to the applicable date.

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company will be required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement.

As additional consideration for the Secured Convertible Notes, the Company issued warrants to the Holders to purchase 1,602,000 shares of common stock at an exercise price of $2.50 per share, exercisable for ten years from the date of issuance. The fair value of the warrants issued determined using the Black Scholes pricing model was $747,223, calculated with a ten-year term; 65% volatility; 2.89%, 2.85% or 3.00% discount rates and the assumption of no dividends.

During the year ended December 31, 2018 and 2017, the unamortized debt discount was $591,598 and $0, respectively, and the unamortized debt issuance costs were $415,614 and $0, respectively. For the year ended December 31, 2018 and 2017 $34,630 and $0, respectively, of interest was added to the principal balance.	4,039,630	-

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 8 - Long-Term Debt (continued)

	December 31,
	2018	2017

$2,500,000 promissory note - stockholder issued June 1, 2018, with interest at 6% and a maturity date of the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge. On December 26, 2018, the maturity date was extended to February 28, 2019. On February 28, 2019, the maturity date was further extended to April 30, 2019. On April 30, 2019, the maturity date was further extended June 30, 2019. The note calls for monthly principal payments of $14,000. All accrued and unpaid interest will be due and payable on the maturity date.	2,386,778	-

$300,000 note payable issued during November 2018, with interest at 3% and a maturity date of October 2022. The note calls for quarterly principal payments on January, April, July and October 1st of $18,750 plus the related accrued interest.	281,250	-

Three notes payable to banks acquired from the Thunder Ridge acquisition with interest ranging from 2.99% to 6.92%, with monthly payments of principal and interest in aggregate of $2,633, and maturity dates between September 2020 and January 2023. The notes are collateralized by equipment.	100,966	-

Thunder Ridge signed an agreement with a supplier on August 31, 2017, in which $1,000,000 was advanced to Thunder Ridge during 2017. The advance bears interest at 8.5% and is collateralized by substantially all of Thunder Ridge’s assets. As Thunder Ridge purchases fuel from the supplier’s station, Thunder Ridge reduces its fuel advance liability by $0.25 per gallon purchase. Purchases made during the year ended December 31, 2018, were nominal. With the Thunder Ridge acquisition, the maturity date was extended from December 31, 2018 to June 2021.	977,698	-

Nine subordinated convertible junior notes payable to stockholders (“Junior Bridge Notes”). During April 2018, $1,166,373 of the Junior Bridge Notes and related interest of $197,485 were converted into 272,777 shares of common stock, with interest forgiveness of $83,589 is accounted for in equity.	-	1,166,373

Three convertible promissory notes to stockholders with interest at 12%. In August 2018, these notes and related interest were exchanged for 187,462 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock exercisable ten years after issuance (see Note 9).	-	437,505

Four promissory notes to former EAF members paid in full during 2018.	-	250,000

Total before debt issuance cost and debt discount	26,111,904	21,669,125

Debt issuance cost	(415,614)	-

Debt discount	(8,086,893)	(4,257,358)

	17,609,397	17,411,767
Less current portion	(6,531,017)	(2,765,247)
	$11,078,380	$14,646,520

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes	Other Notes	Total
2019	$6,261,778	$269,239	$6,531,017
2020	4,000,000	4,310,761	8,310,761
2021	-	1,234,706	1,234,706
2022	-	171,948	171,948
2023	-	170,529	170,529
Thereafter	9,500,000	192,943	9,692,943
	$19,761,778	$6,350,126	$26,111,904

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 8 - Long-Term Debt (continued)

Amortization of debt issuance and debt discount costs are as follows:

Year Ending December 31,	Debt Issuance	Debt Discount	Total
2019	$262,493	$799,001	$1,061,494
2020	153,121	766,759	919,880
2021	-	710,486	710,486
2022	-	918,205	918,205
2023	-	1,186,655	1,186,655
Thereafter	-	3,704,802	3,704,802
	$415,614	$8,085,908	$8,501,522

Note 9 - Stockholders’ Deficit

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, and (ii) a detachable warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company estimated the fair value of the warrants to be approximately $393,356 through the Black Scholes Pricing Model, calculated with a ten-year term; 65% volatility; 2.94% discount rate and the assumption of no dividends. The Company did not pay any commissions in connection with the sale of these Units.

During March 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s stockholder’s, including entities affiliated with a director of the Company, and the Company’s former president. Pursuant to the terms of the Escrow Agreement, the stockholders’ party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by the Company until such time as one or more third parties offer to purchase the escrowed shares and the Company approves such purchase or purchases. Seventy-five percent of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the SBA loan, and the remaining 25% of the proceeds will be paid pro rata to the stockholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase common stock to the stockholders party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years. The Company estimated the value of the warrants to be $9,179 through the Black Scholes Pricing Model calculated with a five-year term; 49% volatility; 2.85% discount rate and the assumption of no dividends.

On October 9, 2017, management of the Company terminated the employment of the Company’s president. In connection with his termination, the Company and former president entered into a Mutual Separation Agreement dated October 9, 2017 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company and former president agreed that (i) his last day of employment with the Company was October 9, 2017, (ii) he will be paid an aggregate of $97,069 within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings, and (iii) in satisfaction of $240,276 of deferred compensation, the Company will issue 89,092 shares of its common stock within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings. The $97,069 payment has not been rendered and the stock has not been issued as of December 31, 2018. The balances are included in accounts payable – related party.

On April 1, 2019, the Company issued 117,092 shares of common stock to settle the Separation Agreement with the former officer. The settlement included, $37,500 of advances from related party and approximately $300,000 of the for accounts payable - related party.

Common Stock Subscribed

As of December 31, 2018, the Company agreed to issue 500,000 shares of common stock pursuant to the Thunder Ridge acquisition but has not yet issued those shares.

Series A Preferred Stock

On April 13, 2018, the Company issued 100,000 shares of Series A Preferred stock containing 15:1 voting rights to a related party for advisory services rendered to the Company. The fair value of the services rendered was assessed at $234,000.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 9 - Stockholders’ Deficit (continued)

Dividends

Generally, the holders of the Preferred Stock are entitled to receive if, when, and as declared by the board of directors, an annual non-compounding dividend, payable at the rate of 8% and payable quarterly in arrears in cash, or, at the Company’s option, an annual non-compounding dividend 12%, payable quarterly in arrears in the form of shares of Preferred Stock at a rate of $3.00 per share. Such dividends will begin to accrue as of the date on which the Preferred Stock is issued and will accrue whether or not declared and whether or not there will be funds legally available for the payment of dividends. For the year ended December 31, 2018, the Company accrued $17,227 in dividends.

Accrued and unpaid dividends upon conversion will automatically be converted into shares of the Company’s common stock, par value $0.0001 per share. An assumed value of $3.00 per share of common stock will be used to determine the number of shares of common stock to be issued for such accrued and unpaid dividends.

Liquidation Preference

In the event of any liquidation, the holders of record of shares of Preferred Stock will be entitled to receive, prior and in preference to any distributions of any assets of the Company to the holders of the common stock out of the assets of the Company legally available therefor, $3.00 per share of Preferred Stock, plus accrued and unpaid dividends on each share of Preferred Stock (liquidation price).

Redemption

At the option of the holder and upon written notice to the Company, the Preferred Stock will be redeemable at any time after August 1, 2018, at the liquidation price at $3.00 per share, plus all declared and unpaid dividends. In addition, the Company will have an ongoing right to purchase all or any portion of the outstanding shares of the Preferred Stock. The redemption rights require the Company to present the Preferred Stock in the mezzanine level of the accompanying balance sheet.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 9 - Stockholders’ Deficit (continued)

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

The Amended 2018 Plan provides for awards of non-statutory stock options, incentive stock options, and restrictive stock awards within the meaning of Section 422 of the Internal Revenue Code and stock purchase rights to purchase shares of the Company’s common stock.

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

The board of directors may suspend or terminate the Amended 2018 Plan or any portion thereof at any time, and may amend the Amended 2018 Plan from time to time in such respects as the board of directors may deem advisable in order that incentive awards under the Amended 2018 Plan will conform to any change in applicable laws or regulations or in any other respect the board of directors may deem to be in the best interests of the Company; provided, however, that amendments to the Amended 2018 Plan will not be effective without approval of the stockholders of the Company if stockholder approval of the amendment is then required pursuant to Section 422 of the Code or the rules of any stock exchange or Nasdaq or similar regulatory body. No termination, suspension or amendment of the Amended 2018 Plan may adversely affect any outstanding incentive award without the consent of the affected participant.

Restricted stock awards are made by the issuance to the participant of the actual shares represented by that grant. Any shares of restricted stock issued are registered in the name of the participant and bear an appropriate legend referring to the terms, conditions, and restrictions applicable to the award. Shares of restricted stock granted under the Amended 2018 Plan may not be sold, transferred, pledged, or assigned until the termination of the applicable period of restriction. After the last day of the period of restriction, shares of restricted stock become freely transferable by the participant. During the period of restriction, a participant holding shares of restricted stock granted under the Amended 2018 Plan may exercise full voting rights with respect to those shares, unless otherwise specified in the applicable award agreement. As of December 31, 2018, there were no shares of restricted stock outstanding.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 9 - Stockholders’ Deficit (continued)

The fair value of each award is estimated on the date of grant. Stock option values are estimated using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. The expected option terms are calculated based on the “simplified” method for “plain vanilla” options due to our limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. Expected volatilities used in the valuation model are based on the selected comparable companies. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends. There is no estimated forfeiture rate. During the year ended December 31, 2018, the Company has recorded stock-based compensation expense of $459,735 associated with stock options. As of December 31, 2018, the Company has estimated approximately $798,000 future compensation costs related to the unvested portions of outstanding stock options. Options vest ratably over 3 years. One quarter (1/4) of the options vest and become exercisable on the grant date. The remaining vest and become exercisable ratably on the first, second, and third anniversary of the date of grant. As of December 31, 2018, there was no intrinsic value to the stock options.

The following table presents the activity for options outstanding:

	Incentive	Weighted
	Stock	Average
	Options	Exercise Price
Outstanding - December 31, 2016	-	$-
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2017	-	-
Granted	4,700,000	2.50
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2018	4,700,000	$2.50

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$2.50	4,700,000	$2.50	9.33	670,000	$2.50
Total - December 31, 2018	4,700,000	$2.50	9.33	670,000	$2.50

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 9 - Stockholders’ Deficit (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

For the Years Ended
December 31,
2018
Approximate risk-free rate	2.78% - 3.13%
Average expected life	7 years
Dividend yield	-%
Volatility	55%
Estimated fair value of total options granted	$1,257,000

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

During the year ended December 31, 2018, the Company issued 1,602,000 warrants associated with the Secured convertible promissory notes. The fair value of the warrants issued determined using the Black Scholes pricing model was $747,223, calculated with a ten-year term; 65% volatility, 2.89%, 2.85% or 3.00% discount rates, and the assumption of no dividends.

During the year ended December 31, 2018, the Company issued 999,999 warrants contingent on continued employment. The warrants vest in three tranches of 333,333 warrants each year during 2019, 2020 and 2021. The fair value of the warrants issued was determined using the Black Scholes pricing model was $149,390, calculated with a six, seven and eight-year terms, respectively, 55%, 51% and 53% volatility, respectively, 2.8%, 2.85% and 2.87% discount rate, respectively, and the assumption of no dividends. During the year ended December 31, 2018, the Company has recorded warrant-based compensation expense of $31,740 associated with the warrants.

During the year ended December 31, 2018, the Company issued 161,100 warrants for services. The fair value of the warrants issued was determined using the Black Scholes pricing model was $75,340. Calculated with a five-year term; 49% volatility; 2.85% discount rate and the assumption of no dividends. See additional disclosure regarding warrant issuances within this Note.

During the year ended December 31, 2018, the Company entered into subscription agreements effective as of July 31, 2018 to issue 187,462 units (the “Units”) at a price of $2.50 per Unit in exchange for the Company’s promissory notes - stockholders in the aggregate principal amount of $468,655. Each Unit consists of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company estimated the fair value of the warrants to be $87,294.

During March 2017, four investors contributed $310,000 for 103,334 shares of common stock. In connection with the stock purchase there was a 5-year warrant attached to purchase one share of common stock with the warrant’s exercise price at $5.00. The fair value of the warrants issued was determined using the Black Scholes pricing model was $77,500, calculated with a five-year term; 55% volatility, 1.95% discount rate and assumption of no dividends.

The following table presents the activity for warrants outstanding:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding - December 31, 2017	-	$-
Issued	103,333	3.00
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2017	103,333	3.00
Issued	4,190,558	2.50
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2018	4,293,891	$2.52

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 9 - Stockholders’ Deficit (continued)

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$2.50 – $7.00	4,293,891	$3.09	8.31	3,293,895	$2.52
Total - December 31, 2018	4,293,891	$3.09	8.31	3,293,895	$2.52

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2018	2017
Approximate risk-free rate	2.80% - 3.00%	1.95%
Average expected life	5 or 10 years	5 years
Dividend yield	-%	-%
Volatility	49-65%	55%
Estimated fair value of total warrants granted	$1,344,341	$77,500

The fair value of the warrants issued was determined using the Black Scholes pricing model for the years ended December 31, 2018 and 2017, was $1,344,341 and $77,500, respectively. As of December 31, 2018, and 2017, there was no intrinsic value to the warrants.

Note 10 - Commitments and Contingencies

Operating Leases

The Company leased office space in Minnesota on a month to month basis with payments of $977 per month through June 2017.

Titan entered into an operating lease agreement which expired in February 2019, with an option to extend to February 2024. Management elected not to renew after lease expiration. The monthly payments ranged from $10,000 to $11,604. The Company records rent expense on a straight-line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as deferred rent.

Thunder Ridge entered into an operating lease agreement which expires in July 2020, with an option to extend to July 2023, with monthly rent is approximately $3,400.

El Toro property rent expense for the years ended December 31, 2018 and 2017, was approximately $135,000 and $132,000, respectively.

Truck lease expense for the years ended December 31, 2018 and 2017, was approximately $1,225,000 and $0, respectively.

Thunder Ridge leases equipment and vehicles under monthly and non-cancelable operating leases. Payments on each of these leases range between $249 and $2,254 and expire between January 2019 and September 2024

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,
2019	$1,655,000
2020	1,007,000
2021	552,000
2022	504,000
2023	187,000
Thereafter	39,000
$3,944,000

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 10 - Commitments and Contingencies (continued)

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

On March 19, 2018, the owners of the property leased by El Toro, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of $237,900, which was fully reserved by the Company and is included in accrued expense on the accompanying consolidated balance sheet at December 31, 2018. No payments have been made to date.

On January 22, 2018, certain holders of Senior Bridge Notes initiated a lawsuit in the District Court of Hennepin County, Minnesota against the Company, certain of its subsidiaries and certain stockholders. The complaint alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud/fraudulent misrepresentation, successor liability, unjust enrichment, and breach of fiduciary duty, and sought money damages, interest, costs, disbursements, attorneys’ fees and other equitable relief. On July 31, 2018, the Company paid approximately $1,022,000 of principal and interest to the subordinated convertible senior notes payable stockholders in full settlement of this case.

Grant Agreement

During 2015 and 2016, EVO CNG was the recipient of grants in the amount of $100,000 and $400,000, respectively, from the Texas Commission on Environmental Quality (“TCEQ”). The grant funds were used to complete the construction of the Company’s Fort Worth and San Antonio facilities, respectively, as contemplated in the grant agreement. The grant proceeds are subject to repayment if the Company does not satisfy certain operational metrics contained in the grant agreements, which have four-year terms. As required by the grant the Company files a report annually with the TCEQ.

Take-or-Pay Natural Gas Supply Contracts

At December 31, 2018, the Company had commitments to purchase natural gas on a take-or-pay basis of approximately $545,000. The contracts commenced beginning in November 2013. It is anticipated these are normal purchases that will be necessary for sales, and no cash settlements will be made related to the purchase commitments. The terms of the take-or-pay natural gas supply contracts range between April 2019 and September 2019. At December 31, 2018, the estimated remaining liability under the take-or-pay arrangements was approximately $425,000.

Letter of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting the station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $70,565 minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $510,763, which amount may decrease annually during the term of the agreement and was equal to $306,458 as of December 31, 2018, and 2017.

Note 11 - Employee Benefit Plan

Thunder Ridge maintains a Health, Welfare, and Pension plan for eligible employees in accordance with the Department of Labor under the Service Contract Act. These payments are earned on all eligible hours up to the maximum of 40 hours per week and are determined based on the hourly rates set by the Department of Labor depending on the employee’s work location and specific vehicle type. Employer contributions for the seven months ended December 31, 2018, were approximately $913,000. These amounts are included in payroll, benefits and related in the consolidated statements of operations

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 12 - Income Taxes

As of December 31, 2018, and 2017, the Company had federal net operating loss carryforwards of approximately $13.8 million and $3.7 million, respectively, for income tax purposes that expire starting in 2037.

The Company does not have income from foreign operations.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law.  The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of approximately $0.6 million and a corresponding reduction in the valuation allowance.

As of December 31, 2018, and 2017, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2018 and 2017. As of December 31, 2018, and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

It is the Company’s accounting policy is to recognize penalties and/or interest related to income tax matters in the interest and penalties expense. There are no interest and penalties recognized in the statements of operations or accrued on the balance sheets.

The Company files tax returns in the United States, in various states including Arizona, California, Colorado and Minnesota. The Company’s United States federal income tax filings for tax years 2015 through 2018 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2014 to 2018.

Summary of deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax asset
Accrued expenses and other	$205,891	$21,898
Fixed assets and intangibles	2,068,316	1,323,599
Stock based compensation	213,347	22,320
Loss carryforwards	3,970,133	2,675,488
Total deferred tax assets	6,457,686	4,043,305
Valuation allowance	(4,128,661)	(2,817,186)
Net deferred tax asset	$2,329,025	$1,226,119
Deferred tax liabilities:
Debt discount	(2,329,025)	(1,226,119)
Net deferred tax assets	$-	$-

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 12 - Income Taxes (continued)

Components reflected in the consolidated statements of operations are as follows:

	For the Years Ended
	December 31,
	2018	2017
Current
Federal	$-	$-
State and local	-	-
	-	-
Deferred
Federal	1,376,889	(2,449,137)
State and local	511,416	(439,343)
Valuation allowance	(1,888,305)	2,817,186
	-	(71,294)
Total income tax provision	$-	$(71,294)

The following is a reconciliation between the expected federal income tax rate and the actual tax rate:

	For the Years Ended
	December 31,
	2018	2017
Tax expense at statutory rate	$(1,381,105)	$(3,138,943)
Change resulting from
State and local income taxes, net of federal income tax	(512,982)	(333,592)
Deferred tax liabilities	-	-
Pre-acquisition loss	-	-
Change in tax rate	-	576,444
Change in valuation	1,888,305	2,817,186
Non-deductible and other	5,782	7,611
	$-	$(71,294)

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 13 - Subsequent Events

On January 4, 2019, but effective January 2, 2019, the Company acquired Sheehy Mail, The Company acquired all of the outstanding equity interests from the Sheehy Mail shareholders in exchange for 2,240,000 shares of the Company’s common stock. The Company has not provided the allocation of intangible assets as required under ASC 805-10-50-2 because the accounting for this business combination was incomplete at the time the financial statements were issued.

In connection with Sheehy Mail acquisition and the associated amendment to the Lease Agreement, the Company issued a promissory note (the “Sheehy Mail Note”) in the principal amount of $400,000 to Sheehy Enterprises as an initial payment under the Lease Agreement. The Sheehy Mail Note bears interest at the rate of 5.65% per annum and had an initial maturity date of March 3, 2019. The Sheehy Mail Note provides for up to four automatic extensions of the maturity date of 30 days each, provided that the Sheehy Mail Note is not in default as of the date of each extension. If the principal and accrued interest on the Sheehy Mail Note is not repaid by the end of the final maturity date extension term, then the principal amount of the Sheehy Mail Note will increase to $450,000 and the balance of the Sheehy Mail Note will automatically convert into shares of the Company’s common stock at a rate of $2.50 per share. The full balance of the Sheehy Mail Note was outstanding as of the date the financial statements were available to be issued.

On February 1, 2019, the Company acquired Ursa in exchange for 800,000 shares of the Company’s common stock. The Company has not provided the allocation of intangible assets as required under ASC 805-10-50-2 because the accounting for this business combination was incomplete at the time the financial statements were issued.

In connection with the Ursa acquisition on February 1, 2019, EVO Equipment Leasing, LLC, a wholly-owned subsidiary of the Company (“EVO Equipment”), acquired J.B. Lease, an affiliate of Ursa. As consideration for the J.B. Lease Shares, EVO Equipment paid the shareholders $2,500,000, assumed approximately $12,000,000 in existing JB Lease indebtedness, and issued a promissory note in the principal amount of $6,430,000 to the shareholders (the “JB Lease Note”). The JB Lease Note is interest-free until June 1, 2019 and is secured by 100% of the equity in Ursa and J.B. Lease. Beginning June 1, 2019, the J.B. Lease Note provides for monthly principal and interest payments of $50,000 and bears interest at a rate of 9% per annum, which interest is payable monthly in advance beginning June 1, 2019.

During February 2019, the Company extended the term of its factoring agreement to February 28, 2021.

Subsequent to December 31, 2018, the Company issued 10,000 shares of common stock in exchange for accounts payable and 10,000 shares of common stock in payment for board of director services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed in a current report filed with the SEC on February 8, 2017, our board of directors approved the engagement of EKS&H LLLP (“EKS&H”) as our independent registered public accounting firm for the fiscal year ended December 31, 2016. The engagement of EKS&H also resulted in the dismissal of Lurie, LLP (“Lurie”) as our independent registered public accounting firm effective February 7, 2017.

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

As previously disclosed in a current report filed with the SEC on October 2, 2018, EKS&H combined with Plante & Moran PLLC (“Plante Moran”) effective October 1, 2018. As a result of this transaction, on October 1, 2018, EKS&H resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Company’s board of directors approved the engagement of Plante Moran as the new independent registered public accounting firm for the Company.

The audit reports of EKS&H on the Company’s financial statements for the years ended December 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of EKS&H on the Company’s financial statements for the year ended December 31, 2017 contained an explanatory paragraph indicating that there was substantial doubt about the ability of the Company to continue as a going concern.

As previously disclosed in Item 9A of the Company’s Form 10-K filed on April 17, 2018, for the fiscal year ended December 31, 2017, we identified four material weaknesses in internal control over financial reporting as follows:

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

The same material weaknesses were also identified and disclosed in Item 9A of the Company’s Form 10-K filed on April 18, 2017 for the fiscal year ended December 31, 2016. No other “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K have occurred during the two prior fiscal years. These material weaknesses have not been remediated as of the date of this Annual Report on Form 10-K.

During the two most recent fiscal years ended December 31, 2017 and 2016 and through the subsequent interim period preceding EKS&H’s resignation, there were no disagreements between the Company and EKS&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of EKS&H would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the two most recent fiscal years ended December 31, 2017 and 2016 and through the subsequent interim period preceding EKS&H’s resignation, there were no other reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

As previously disclosed in a current report filed with the SEC on January 11, 2019, the Company’s board of directors approved the dismissal of Plante Moran and approved the appointment of Marcum LLP (“Marcum”) as the Company’s new independent registered public accounting firm.

Plante Moran did not report on the Company’s financial statements for any period, and therefore, during the two most recent fiscal years ended December 31, 2018 and 2017, and through the date of Plante Moran’s dismissal, (1) there were no disagreements between the Company and Plante Moran on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Plante Moran would have caused them to make reference thereto in their reports on the Company’s financial statements for such years and (2) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K except as previously disclosed.

During the two most recent fiscal years ended December 31, 2018 and 2017, and through the subsequent interim period preceding Marcum’s engagement, the Company did not consult with Marcum on either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on the Company’s financial statements, and Marcum did not provide either a written report or oral advice to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive and principal financial officers, is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15€ and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures.” In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (2013 version) (COSO) of the Treadway Commission. Based on its evaluation and the identification of certain material weaknesses in internal control over financial reporting described below, management concluded that our internal control over financial reporting was not effective as a result of the material weaknesses in controls described below.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2018:

●	The Company failed to maintain an effective control environment and had insufficient oversight of the design and operating effectiveness of the Company’s disclosure controls and internal controls over financial reporting.

●	The Company failed to maintain effective controls over the period-end financial reporting process, including controls with respect to fair value accounting, journal entries, account reconciliations, accounting for and disclosure of related party transactions, and proper segregation of duties. Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy.

●	The Company did not maintain proper segregation of duties. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.

●	The Company’s financial reporting team did not possess the requisite skill sets, knowledge, education or experience to prepare the consolidated financial statements and notes to consolidated financial statements in accordance with US GAAP, including accounting for business combinations, complex debt and equity transactions, or to review the financial statements and notes to the financial statements prepared by external consultants and professionals to ensure accuracy and completeness.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2018, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. Our management intends to implement the remediation steps discussed below to address the material weaknesses and to improve our internal control over financial reporting.

Management’s Remediation Plan

In light of the control deficiencies identified at December 31, 2018, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and plan to implement the specific remediation initiatives described below:

●	We plan to design and implement more robust corporate governance including: (1) direct oversight of our internal controls by an audit committee of our board of directors; (2) review of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by our audit committee prior to filing with the SEC; and (3) communication of our Code of Business Conduct and Ethics to our employees and consultants.

●	We intend to implement a procedure that ensures timely review of the consolidated financial statements, notes to our consolidated financial statements, and our Annual and Quarterly Reports on Forms 10-K and 10-Q by our chief executive officer, chief financial officer, our board of directors, and our audit committee, prior to filing with the SEC.

●	We intend to design and implement a formalized financial reporting process that includes balance sheet reconciliations, properly prepared, supported and reviewed journal entries, properly segregated duties, and properly completed and approved close checklist and calendar.

●	We intend to hire additional experienced individuals to prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP.

●	We have relied and will continue to rely upon outside professionals to assist with our external reporting requirements to ensure timely filing of our required reports with the SEC.

●	We intend to initiate efforts to ensure our employees understand the continued importance of internal controls and compliance with corporate policies and procedures. We will implement a reporting and certification process for management involved in the performance of internal controls and the preparation of the Company’s consolidated financial statements. This certification process will be conducted quarterly and managed by our internal audit consultant.

Item 9B. Other Information.

Amendment to Equipment Lease Agreement with Sheehy Enterprises, Inc.

On April 16, 2019, Sheehy Enterprises, Inc., a Wisconsin corporation (“Sheehy Enterprises”), and Sheehy Mail Contractors, Inc., a Wisconsin corporation (“Sheehy Mail”) and wholly owned subsidiary of the Company, entered into an amendment to the Equipment Lease Agreement between Sheehy Enterprises and Sheehy Mail effective January 2, 2019, (the “Lease Agreement”). The amendment includes an acknowledgment that the Company promised to pay Sheehy Enterprises $400,000 as an initial payment under the Lease Agreement pursuant to a promissory note dated January 2, 2019, as described below and also clarifies that payments under the promissory note will reduce the number of monthly payments due under the Lease Agreement.

On January 4, 2019, but dated and effective January 2, 2019, in connection with the contemplated amendment to the Lease Agreement, the Company issued a promissory note (the “Sheehy Mail Note”) in the principal amount of $400,000 to Sheehy Enterprises as an initial payment under the Lease Agreement. The Sheehy Mail Note bears interest at the rate of 5.65% per annum and has an initial maturity date of March 3, 2019. The Sheehy Mail Note provides for up to four automatic extensions of the maturity date of 30 days each, provided that the Sheehy Mail Note is not in default as of the date of each extension. If the principal and accrued interest on the Sheehy Mail Note is not repaid by the end of the final maturity date extension term, then the principal amount of the Sheehy Mail Note will increase to $450,000 and the balance of the Sheehy Mail Note will automatically convert into shares of the Company’s common stock at a rate of $2.50 per share.

John Sheehy, who is the Chief Operating Officer of the Company, is also the President of Sheehy Enterprises.

Amendments to Thunder Ridge Transport, Inc. Equity Purchase Agreement

As previously disclosed in a current report on Form 8-K filed by the Company on June 7, 2018, the Company issued a promissory note dated June 1, 2018, (the “TR Note”) to Billy (Trey) Peck Jr. (“Peck”) in the original principal amount of $2,500,000 in consideration of the acquisition by the Company of all of the issued and outstanding shares (the “TR Shares”) of Thunder Ridge Transport, Inc. (“Thunder Ridge”). The unpaid principal balance, all accrued, but unpaid interest, and all other amounts payable under the TR Note were due on the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018, and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. The Company defaulted in its payment obligation on December 31, 2018. Under the terms of the TR Note, if any payment of principal or interest is more than 30 calendar days delinquent, whether or not notice of default has been given, and at the option of Peck by written notice to the Company, the Company is required to pay interest on the entire principal balance and any other amounts due under this Note at the default interest rate equal to 9% per year. The TR Note is secured by all of the assets of Thunder Ridge pursuant to a security agreement dated June 1, 2018, between the Company, Thunder Ridge, and Peck, and is also secured by the TR Shares, which the Company pledged to Peck pursuant to a stock pledge agreement dated June 1, 2018, between the Company and Peck.

On December 26, 2018, the Company and Peck entered into an amendment to the equity purchase agreement to extend the maturity date of the Thunder Ridge Note to the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) February 28, 2019, and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. This amendment also obligated the Company to repay the $450,000 line of credit that the Company agreed to repay pursuant to the original equity purchase agreement by February 28, 2019.

On February 28, 2019, the Company and Peck entered into an amendment to the equity purchase agreement with Thunder Ridge to extend the maturity date of the Thunder Ridge Note to the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) June 30, 2019, and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. This amendment also obligated the Company to repay the $450,000 line of credit that the Company agreed to repay pursuant to the original equity purchase agreement by April 1, 2019.

On April 12, 2019, the Company and Peck entered into a third amendment to the equity purchase agreement to delete and replace the working capital exhibit to the equity purchase agreement. Pursuant to the third amendment, target working capital was reduced from $(638,094) to $(1,620,022).

Billy (Trey) Peck Jr. is the Executive Vice President of Business Development of the Company.

Amendments to the Secured Convertible Promissory Notes Issued to the EAF Members

As previously disclosed in a current report on Form 8-K filed by the Company on February 6, 2017, the Company issued $9.5 million in aggregate principal amount of secured convertible promissory notes (the “Convertible Notes”) to Danny R. Cuzick, Damon R. Cuzick, Theril H. Lund, and Thomas J. Kiley (collectively, the “EAF Members”) in consideration for the acquisition by the Company of all of the membership interests in Environmental Alternative Fuels, LLC, a Delaware limited liability company, pursuant to an Agreement and Plan of Securities Exchange dated January 11, 2017 (the “Exchange Agreement”).

On April 22, 2019, the Company and Danny Cuzick, as noteholder representative on behalf of each EAF Member, entered into amendments to the Convertible Notes to reflect this change by amending the exchange ratio at which the outstanding principal under the Convertible Notes may be converted into shares of the Company’s common stock. As amended, the aggregate principal balance of the Convertible Notes is convertible into a fixed amount of 7,000,000 shares of common stock, subject to adjustment for any stock splits, combinations, or similar transactions.

Each Convertible Note is convertible at the applicable holder’s option upon (1) consummation of a reorganization, merger or similar transaction where the Company is not the surviving or resulting entity or (2) the sale of all or substantially all of the Company’s assets, subject to customary restrictions. The Convertible Notes are also subject to mandatory conversion at the Company’s option beginning on the first anniversary of the issue date if: (i) the closing price of the common stock is greater than $10.00 and (ii) the average daily trading volume of shares of common stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted into shares of common stock at the greater of (1) 1.357, subject to adjustment for stock splits or combinations, or (2) the closing price of a share of common stock as reported on the business day that immediately precedes the date of the notice of conversion provided by the party making the election.

Danny R. Cuzick is a member of the Company’s Board of Directors. Damon R. Cuzick is the President of the Company.

The descriptions set forth above of the amendment to the Lease Agreement, the Sheehy Mail Note, the amendments to the Thunder Ridge purchase agreement, and the amendments to the Convertible Notes are not complete and are subject to and qualified in their entirety by reference to the text of the agreements, copies of which are filed as exhibits to this annual report on Form 10-K and the terms of which are incorporated herein by reference  .

Tradition Capital Bank Waiver

On February 21, 2019, El Toro received a waiver from Tradition Capital Bank of its 2018 defaults of certain debt service coverage ratio, minimum tangible equity, and debt to equity ratio covenants in the El Toro SBA loan. The waiver also eliminates those covenants for 2019 and thereafter.

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

On January 4, 2019 but effective January 2, 2019, the Company acquired all of the membership interests (the “Sheehy Mail Interests”) in Sheehy Mail Contractors, Inc., a Wisconsin corporation (“Sheehy Mail”), from Sheehy Enterprises, Inc., a Wisconsin corporation (“Sheehy Enterprises”), pursuant to an acquisition option agreement (the “Option Agreement”) among the Company, Sheehy Enterprises, John Sheehy, and Robert Sheehy.

(a) Identification of Directors and Executive Officers.

At the effective time of the Titan Securities Exchange, the Company’s board of directors increased the size of the board of directors from three directors to four directors and appointed Scott M. Honour and Thomas J. Abood as directors. At the same time, John P. Yeros was appointed as chief executive officer and Richard Gilbert resigned from his positions as president and secretary of the Company. In connection with the closing of the EAF Securities Exchange, on February 1, 2017, the Company’s board of directors increased the size of the board of directors from four directors to five directors and appointed Danny Cuzick as a director and Damon Cuzick as chief operating officer of the Company. In connection with the Company’s entry into the Option Agreement, the Company appointed John Sheehy as the Company’s chief operating officer. On August 13, 2018, Arthur B. Laffer, Ph.D., R. Scott Wheeler, and Scott Smith were elected as members of the board of directors of the Company. On October 22, 2018, Mark M. Anderson was appointed as a member of the board of directors.

The following table sets forth certain information regarding the Company’s officers and directors. All ages are stated as of April 15, 2019.

Name	Age	Position
John P. Yeros	68	Chief Executive Officer
Michael Zientek	61	Chief Financial Officer
Damon R. Cuzick	38	President
John Sheehy	56	Chief Operating Officer
Scott M. Honour	52	Director
Danny R. Cuzick	60	Director
Thomas J. Abood	55	Chairman of the Board
Arthur B. Laffer, Ph.D.	78	Director
R. Scott Wheeler	62	Director
Scott C. Smith	60	Director
Mark Anderson	57	Director

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

Michael Zientek. Mr. Zientek previously served as a senior consultant to CBIZ, Inc. from 2017 to July 2018. Previously, Mr. Zientek worked at Gap Inc., where he served as vice president – chief internal auditor from 2015 to 2017 and from 2010 to 2012, as vice president – CFO, global supply chain from 2012 to 2015, and as vice president/general manager – corporate shared services from 2001 to 2010. Mr. Zientek holds a Bachelor of Science in accounting and finance from Georgetown University and a Master of Business Administration from New York University. Mr. Zientek is a certified internal auditor.

Damon Cuzick. Mr. Cuzick served as chief operating officer of the Company from February 2017 until September 2018, and has served as president of the Company since September 2018. Mr. Cuzick has been an active businessman and company owner since 2004. In 2004, Damon co-founded both March Development Company, a commercial real estate development company focused on retail shopping centers and office buildings in Phoenix, Arizona, and Cuzick Van Pelt Commercial Group, a related brokerage company. The companies combined for over $40 million in annual sales, and in 2007 merged into Don Bennett Partners, another real estate development company. Damon continued working at Don Bennett Partners until he sold his interest in that company in 2008. From 2008 to 2015, Damon worked with his father, Danny Cuzick, at Freightliner of Arizona, a class 8 truck dealership. Damon’s responsibilities at Freightliner of Arizona included the design, development and construction of a new state-of-the-art corporate headquarters in Tolleson, Arizona and the acquisition of a competing dealership in Tucson, Arizona. In 2012, Damon, his father and two additional partners formed EVO CNG, LLC, a company dedicated to building compressed natural gas fueling stations for the class 8 trucking industry. Damon has acted as the Chief Operating Officer of EVO CNG since its inception, overseeing the development of six CNG stations in Texas, Arizona, California and Wisconsin, as well as customer service, sales and day-to-day operations.

John Sheehy. Mr. Sheehy has served as chief operating officer of the Company since September 2018. Mr. Sheehy has served as president and chief executive officer of Sheehy Mail and Sheehy Enterprises since 2012. Sheehy Mail is a trucking company based in Waterloo, Wisconsin and was founded in 1968 to service multiple contracts with the United States Postal Service (“USPS”) dedicated to the over-the-road transport of mail between cities throughout the Midwest. Under Mr. Sheehy’s management, the firm has expanded into general freight contracting and has grown to become a premier regional carrier with over 200 employees.

As president and chief executive officer of Sheehy Mail and Sheehy Enterprises, Mr. Sheehy has introduced numerous innovations to his business operations, including proprietary LoadTrek™ computer hardware and software that tracks and provides real-time data through on-board computers. Mr. Sheehy has also overseen efforts to upgrade the fleet of tractors owned by Sheehy Enterprises to tractors powered by compressed natural gas (“CNG”), and the Sheehy Enterprises fleet is now over 90% CNG-operated. In recognition of those efforts, Sheehy Enterprises and Mr. Sheehy were honored by the Wisconsin clean cities in 2015-2017 as one of the top “Clean Fleets” in the state, were presented the Forward Fleet award and a 5 star clean fleet rating, and were also honored as one of HDT magazine’s 50 cleanest fleets in 2016.

John Sheehy has also served as president of the National Star Route Mail Contractors Association since 2012. In that capacity, he regularly meets with leaders of the USPS to explore ways postal suppliers and the USPS can collaborate to improve business processes, including alternative energy expansion.

Scott M. Honour. Mr. Honour has served as a director of the Company since November 2016 and as a member of our audit committee since February 7, 2019, and is a Co-founder of Titan. Scott also serves as Managing Partner of Northern Pacific Group, a Wayzata, Minnesota based private equity firm. Previously, from 2002 to 2012, he was Senior Managing Director of The Gores Group, a Los Angeles based private equity firm with $4 billion of capital under management. Prior to that, Mr. Honour was a Managing Director at UBS Investment Bank from 2000 to 2002 and an investment banker at DLJ from 1991 to 2000. He began his career at Trammell Crow Company in 1988. Scott also co-founded YapStone, Inc. in 1999. Scott holds a BS in business administration and a BA in economics from Pepperdine University and an MBA in finance and marketing from the Wharton School of the University of Pennsylvania. We believe that Mr. Honour’s significant experience in transaction planning and private equity investments make him well qualified to serve as a member of our board of directors.

Thomas J. Abood. Mr. Abood is a private investor. Mr. Abood has served as a director of the company since November 2016 and as the chair of our nominating committee since February 7, 2019. From 1994 to 2014, Mr. Abood was an owner and Executive Vice President, General Counsel and Secretary of Dougherty Financial Group LLC. His principal responsibilities included leadership and management of DFG’s investment advisory business division (2004-2014) and supervision of its legal, compliance and human resources departments. Prior to 1994, Mr. Abood was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom. Mr. Abood is a member of the Board of Directors of NELSON Worldwide, LLC, a national architectural, interior design and engineering firm, and a trustee of the Board of Trustees of SBH Funds, a family of investment companies sponsored by the investment advisory firm Segall Bryant and Hamill. Mr. Abood is Chair of the Board of Directors of MacPhail Center for Music, Chair of the Archdiocesan Finance Counsel of the Archdiocese of St. Paul and Minneapolis, Vice Chair of the Board of Directors of Citation Jet Pilots, Inc. He is past Chair of the Board of Governors of the University of St. Thomas School of Law, past Chair of the Board of Directors of the Minnesota Children’s Museum and past President and Governor, The Minikahda Club. Mr. Abood was raised in Lansing, Michigan, received his JD from Georgetown University Law Center, cum laude and his BBA from the University of Notre Dame, magna cum laude. We believe that Mr. Abood’s legal and management experience described above, his significant investing experience and his experience serving on various boards make him well qualified to serve as a member of our board of directors.

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

Arthur B. Laffer, Ph.D. Arthur B. Laffer, Ph.D. has served as a director of the Company since August 2018 and brings more than 50 years of experience in economic research and consulting. He is the founder and chairman of Laffer Associates, an institutional research and consulting firm that utilizes the economic principles and models pioneered by Laffer. He also served as a member of President Ronald Reagans Economic Policy Advisory Board, where his economic acumen influenced the global tax-cutting movement in the 1980s and earned him the distinction as The Father of Supply-Side Economics. Laffer has been widely acknowledged for his economic achievements and has been featured in notable publications, such as The Wall Street Journal, Time Magazine, the Los Angeles Times and many others. We believe that Dr. Laffer’s significant economic expertise and his experience serving as a board member for companies in a variety of industries make him well qualified to serve as a member of our board of directors.

R. Scott Wheeler. R. Scott Wheeler has served as a director of the Company since August 2018 and as a member of our compensation committee since February 7, 2019 and brings a wealth of experience in the industrials industry as a financial and business management executive. He currently serves as president and director of Daseke (NASDAQ: DSKE), the largest provider of flatbed and specialized transportation in North America, where he also previously served as CFO. Wheeler has extensive expertise in building and managing high growth organizations, as he was instrumental in growing Daseke from $50 million in revenue to a $1.7 billion run rate. He has also served on several boards, including Compass Bank-Dallas, and was named the Dallas Business Journals CFO of the year in 2015. We believe that Scott Wheeler’s significant business management experience and his experience in the trucking industry make him well qualified to serve as a member of our board of directors.

Scott Smith. Scott Smith has served as a director of the Company since August 2018 and as the chair of our compensation committee since February 7, 2019 and has an extensive background as a seasoned HR executive with over 30 years of experience in managing human resources for private and publicly traded companies. He brings a proven track record of aligning HR functions with business strategies to drive growth. Smith currently serves as the managing partner for TowerHunter, a boutique executive search company he co-founded with notable clients in the healthcare, insurance, financial services, and logistics sectors. In addition, he is a managing partner for Fahrenheit Group, a financial services and human resources consulting and professional services firm headquartered in Richmond, Va. He is currently a board member for the Greater Phoenix Chamber of Commerce. Previously, Smith served in senior HR positions at Washington Inventory Service, VLSI Technology and American Express as well as the co-president of the Arizona Human Resources Executive Forum. We believe that Scott Smith’s significant human resources and general business experience make him well qualified to serve as a member of our board of directors.

Mark Anderson. Mark Anderson has served as a director of the Company since October 2018 and as the chair of our audit committee since February 7, 2019. Mark brings over 30 years of experience in audit, accounting and finance with professional designations as a Certified Public Accountant and a Chartered Global Management Accountant. He is currently the Chief Financial Officer of Delta Dental of Arizona, a $225 million dental service corporation that is part of the $20 billion Delta Dental Plans Association. He has led the company through the last 15 years of significant growth as the finance leader with additional responsibilities that include information technology, risk management, human resources and facilities management. Mark has also worked closely with the CEO and other executives on strategic planning and business development initiatives. Mark also serves as staff for the Audit/Investment Committee and the Finance Committee.

His previous experience includes over 10 years at UnitedHealth Group starting out as the controller for Lifemark/Evercare and culminating in his role as Vice President of Finance for the Ovations Division. His other roles at UHG included Director of Business Development over projects in Missouri, Michigan and Hawaii, and Executive Director over Arizona Health Concepts, a Medicaid health plan based in Arizona.

Prior to joining UHG, Mark worked for over 6 years as an associate and senior accountant for CBIZ/Mayer Hoffman McCann (formerly Miller Wagner & Co, CPA’s), a regional CPA firm in Phoenix, Arizona where he gained experience in audit, corporate and individual tax, and business consulting.

Mark has served on several boards as audit committee chair and board chair including the Arizona Society of Certified Public Accountants, Southwest Human Development, and the Arizona Coyotes Foundation.

Mark holds a B.S. in Accounting from Brigham Young University and is a Certified Public Accountant in the state of Arizona. He and his wife have lived in Phoenix, Arizona for over 32 years and are the parents of four children and two grandchildren. We believe that Mark’s significant accounting expertise and his experience serving as a board member and audit committee member for companies in a variety of industries make him well qualified to serve as a member of our board of directors.

(b) Family Relationships.

Danny R. Cuzick, one of our directors, is the father of Damon R. Cuzick, our president and former chief operating officer. There are no other family relationships among our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year ended December 31, 2018, except that (i) Michael Zientek filed one Form 3 and one Form 4 on an untimely basis, (ii) Arthur B. Laffer filed one Form 3 and one Form 4 on an untimely basis, (iii) John P. Yeros filed one Form 4 on an untimely basis, (iv) Thomas J. Abood filed one Form 4 on an untimely basis, (v) R. Scott Wheeler filed one Form 3 and one Form 4 on an untimely basis, (vi) John P. Sheehy filed one Form 3 on an untimely basis, (vii) Scott C. Smith filed one Form 3 and one Form 4 on an untimely basis, (viii) Mark M. Anderson filed one Form 4 on an untimely basis, and (ix) Scott Honour, Danny Cuzick, and Damon Cuzick failed to file any Forms 3 or 4 during the year ended December 31, 2018.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is attached as Exhibit 14.1 to the Company’s Form 10-K filed on March 28, 2011.

Board Committees

Prior to February 7, 2019, we did not have a standing nominating, compensation, or audit committee, and our full Board performed the functions of these committees. Management did not believe it was necessary for our Board to appoint a nominating or compensation committee because the volume of matters that came before the Board for consideration permitted the directors to give sufficient time and attention to such matters to be involved in all decision making.

On February 7, 2019, the Board established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating Committee. The Audit and Compensation committees have written charters, copies of which are included as exhibits to this Annual Report on Form 10-K. The Nominating Committee has not yet completed its charter. The Board determined that Mark M. Anderson, a member of our Board and Audit Committee of our Board, qualifies as an “audit committee financial expert” as that term is defined by Item 407(d)(5)(ii) of Regulation S-K.

The following table sets forth certain information regarding the composition of each standing committee:

Name	Audit Committee	Compensation Committee	Nominating Committee
Scott M. Honour	X
Danny R. Cuzick
Thomas J. Abood			X (Chair)
Arthur B. Laffer, Ph.D.
R. Scott Wheeler		X
Scott C. Smith		X (Chair)
Mark Anderson	X (Chair)

Audit Committee

Our Audit Committee is comprised entirely of independent directors as defined under the rules of NASDAQ and is responsible for performing such tasks as (i) appointing, compensating, retaining and overseeing our independent registered public accounting firm; (ii) meeting with management and representatives of our independent registered public accounting firm to review our internal and external financial reporting, including periodically without management present; (iii) reviewing the scope of the independent registered public accounting firm’s examination and audit procedures to be utilized; (iv) considering comments by the registered public accounting firm regarding internal controls and accounting procedures and management’s response to those comments; and (v) pre-approving any audit and non-audit services to be provided by our independent registered public accounting firm. The Board determined that Mr. Anderson qualifies as an “audit committee financial expert” as that term is defined by Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

Our Compensation Committee is comprised entirely of independent directors as defined under the rules of NASDAQ and is responsible for performing such tasks as (i) assisting in defining our executive compensation philosophy and administering our compensation plans; (ii) reviewing management’s recommendations with respect to the salaries and any bonuses paid and equity grants awarded to executives; (iii) reviewing our retirement plans and employee benefits, if we adopt any; (iv) overseeing and evaluating compensation-related risks; and (v) reviewing and recommending to the full board for approval the compensation-related discussion appearing in our annual proxy statement or information statement or other filings with the SEC.

Nominating Committee

Our Nominating Committee is comprised of only the chair at this time and has not yet developed a charter.

Stockholder Nominations of Director Candidates for Election to the Board

The Nominating Committee will consider director candidates recommended by stockholders. The Nominating Committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. To nominate a director for election at our next meeting of stockholders, a stockholder must submit such nomination in writing to our Chief Executive Officer at 8285 West Lake Pleasant Parkway, Peoria, AZ 85382 not later than the 10th day following the day on which public announcement of the date of our next meeting of stockholders is first made by the Company. The Nominating Committee has not specified minimum criteria for director nominees, but the Nominating Committee will evaluate all candidates properly nominated based on the criteria set forth above.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual who served as the Company’s principal executive officer during the fiscal year ended December 31, 2018; and (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as Company executives as of December 31, 2018 and who earned total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John P. Yeros	2018	$240,000	None	None	$320,848	None	None	None	$560,848
Chief Executive Officer	2017	$240,000	None	None	None	None	None	None	$240,000

Damon R. Cuzick	2018	$220,000	None	None	$267,374	None	None	None	$447,374
President	2017	$165,000	None	None	None	None	None	None	$165,000

Michael Zientek	2018	$230,000	None	None	$53,575	None	None	None	$283,575
Chief Financial Officer	2017	None	None	None	None	None	None	None	None

As of December 31, 2018, the Company had approximately 290 employees, consisting of 259 full-time employees and 31 part-time employees.

On November 23, 2016, the Company succeeded as a party to an employment agreement with John P. Yeros. That agreement became effective on February 1, 2017. Also on February 1, 2017, we entered into an employment agreement with Damon R. Cuzick, our president and former chief operating officer. On July 25, 2018, we entered into an employment agreement with Michael Zientek, our chief financial officer. On January 4, 2019, we entered into an employment agreement with John Sheehy, our chief operating officer. The employment agreements with our named executive officers are summarized below.

Except for the Amended 2018 Plan (summarized in Item 12 below), no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Employment Agreements

We have used employment agreements as a means to attract and retain our named executive officers. These are more fully discussed below. We believe that these agreements provide our named executive officers with the assurance that their employment is a long-term arrangement and provide us with the assurance that the officers’ services will be available to us for the foreseeable future.

John P. Yeros

On November 23, 2016, the Company succeeded as a party to the employment agreement between John Yeros and Shock, Inc. (the “Yeros Employment Agreement”), which became effective upon our February 1, 2017 acquisition of Environmental Alternative Fuels, LLC, and its subsidiary, EVO CNG, LLC. The Yeros Employment Agreement provides for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the Yeros Employment Agreement, Mr. Yeros is eligible to earn base compensation of $240,000 per year, incentive compensation based on Mr. Yeros’ performance as determined by the Company’s board of directors and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

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

The Yeros Employment Agreement also includes a customary confidentiality covenant and two-year post-termination non-solicitation and non-interference covenants.

Michael Zientek

On July 25, 2018, the Company entered into an executive employment agreement (the “Zientek Employment Agreement”) with Michael Zientek pursuant to which Mr. Zientek has agreed to serve as the chief financial officer of the Company. The Zientek Employment Agreement provides for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the Zientek Employment Agreement, Mr. Zientek is entitled to base compensation of $230,000 per year, incentive compensation based on Mr. Zientek’s performance as determined by the Company’s board of directors and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

If Mr. Zientek is terminated without cause or he resigns with good reason, he will be entitled to receive severance, subject to his execution and non-revocation of a release of claims in favor of the Company and its officers, directors and affiliates, equal to any unpaid base salary, reimbursement for unpaid expenses and all other accrued payments or benefits through his termination date, plus the greater of: (1) his monthly base salary at the level in effect immediately prior to his termination date, multiplied by number of full or partial months, if any, in the period beginning on his termination date and ending on the date his initial employment term would have ended, if later than his termination date or (2) one-half of his annual base salary at the level in effect immediately prior to his termination date.

The Zientek Employment Agreement also includes a customary confidentiality covenant and two-year post-termination non-solicitation and non-interference covenants.

Damon Cuzick

On February 1, 2017, the Company entered into an employment agreement with Damon Cuzick (the “Damon Cuzick Employment Agreement”). The Damon Cuzick Employment Agreement provides for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the Damon Cuzick Employment Agreement, Mr. Cuzick is eligible to earn base compensation of $220,000 per year, incentive compensation based on Mr. Cuzick’s performance as determined by the Company’s board of directors and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

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

The Damon Cuzick Employment Agreement also includes a customary confidentiality covenant and two-year post-termination non-solicitation and non-interference covenants.

John Sheehy

On January 4, 2019, the Company entered into an executive employment agreement (the “Sheehy Employment Agreement”) with John Sheehy pursuant to which Mr. Sheehy will continue to serve as the chief operating officer of the Company. The Sheehy Employment Agreement provides for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the Sheehy Employment Agreement, Mr. Sheehy is entitled to base compensation of $250,000 per year, incentive compensation based on Mr. Sheehy’s performance as determined by the Company’s board of directors and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

If Mr. Sheehy is terminated without cause or he resigns with good reason, he will be entitled to receive severance, subject to his execution and non-revocation of a release of claims in favor of the Company and its officers, directors and affiliates, equal to any unpaid base salary, reimbursement for unpaid expenses and all other accrued payments or benefits through his termination date, plus the greater of: (1) his monthly base salary at the level in effect immediately prior to his termination date, multiplied by number of full or partial months, if any, in the period beginning on his termination date and ending on the date his initial employment term would have ended, if later than his termination date or (2) one-half of his annual base salary at the level in effect immediately prior to his termination date.

The Sheehy Employment Agreement also includes a customary confidentiality covenant and two-year post-termination non-solicitation and non-interference covenants.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning unexercised options outstanding as of December 31, 2018 for our named executive officers.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John P. Yeros	April 12, 2018	300,000	900,000	2.50	April 12, 2028

Damon R. Cuzick	April 12, 2018	250,000	750,000	2.50	April 12, 2028

Michael Zientek	October 22, 2018	50,000	150,000	2.50	October 21, 2028

John Sheehy	None	None	None	None	None

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	All other compensation ($)	Total ($)
Danny R. Cuzick	$0	-	$401,060	-	$401,060
Thomas J. Abood	$0	-	$26,737	-	$26,737
Scott M. Honour	$0	-	$26,737	-	$26,737
Arthur B. Laffer, Ph.D.	$0	-	$26,788	-	$26,788
R. Scott Wheeler	$0	-	$26,788	-	$26,788
Scott Smith	$0	-	$26,788	-	$26,788
Mark M. Anderson	$0	-	$27,177	-	$27,177

(1)	Amounts reflect the aggregate grant date fair value for stock options, calculated in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, for stock-based incentive awards granted under our Amended 2018 Plan during the year ended December 31, 2018. For additional information, see Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. At fiscal year-end, Mr. Cuzick held options to purchase 1,500,000 shares of common stock; Mr. Abood held options to purchase 100,000 shares of common stock; Mr. Honour held options to purchase 100,000 shares of common stock; Dr. Laffer held options to purchase 100,000 shares of common stock; Mr. Wheeler held options to purchase 100,000 shares of common stock; Mr. Smith held options to purchase 100,000 shares of common stock; and Mr. Anderson held options to purchase 100,000 shares of common stock.

The Company granted 10-year non-qualified stock options to purchase shares of the Company’s common stock to the following directors pursuant to the Amended 2018 Plan as follows:

Name	Options Granted	Grant Date
Danny R. Cuzick	1,500,000	April 12, 2018
Thomas J. Abood	100,000	April 12, 2018
Scott M. Honour	100,000	April 12, 2018
Arthur B. Laffer, Ph.D.	100,000	August 13, 2018
R. Scott Wheeler	100,000	August 13, 2018
Scott Smith	100,000	August 13, 2018
Mark M. Anderson	100,000	October 22, 2018

All of the options are exercisable at a price of $2.50 per share, which the Board determined was the fair market value of the Company’s common stock on the respective grant date of each award. 25% of the options vested on the grant date, and the remaining options vest in equal annual installments on the first, second and third anniversary of the grant date. However, all unvested options vest immediately upon the Company’s closing on an aggregate of at least $30,000,000 in any combination of public and private equity and debt financings after the grant date.

Effective October 1, 2018, we pay all of our directors an annual retainer of $20,000 ($25,000 for the chairperson of the board), plus $1,000 for each board or committee meeting the director attends by person ($500 for each meeting attended via telephone). In addition, we pay annual retainers of $10,000, $5,000, and $5,000 to the chair of our audit, compensation, and nominating committee, respectively. Each non-employee director has the option to elect, prior to the first payment of any of the foregoing compensation and in each January thereafter, to receive the compensation described in this paragraph for the calendar year of the election in cash, shares or options of the Company’s stock at a price per share equal to the greater of $2.50 or the closing price per share on the first Monday that is also a trading day of the applicable calendar year.

Except as summarized in the previous paragraphs, no members of our board of directors are currently compensated for their services. Our directors are reimbursed for reasonable expenses incurred in connection with their service and may be compensated by certain stockholders to the extent they were initially appointed as designees on behalf of such holders.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Compensation Committee Report

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table lists, as of April 15, 2019, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group. Applicable percentage ownership is based on 2,278,530 shares of common stock outstanding as of April 15, 2019, together with applicable options and warrants for each stockholder. Unless otherwise indicated, the address of each person listed below is in the care of EVO Transportation & Energy Services, Inc. 8285 West Lake Pleasant Parkway, Peoria, AZ 85382.

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

Name of Beneficial Owner or Identity of Group(1)	Number of Shares Beneficially Owned		Percent
5% Beneficial Owners
Jerry Moyes 2710 E. Old Tower Road Phoenix, AZ 85034	2,000,000	(2)	61.0%
Dan Thompson 16415 54th Avenue North Plymouth, MN 55446	1,200,000	(3)	34.5%
Kirk S. Honour 315 E. Lake St. Suite 301 Wayzata, MN 55391	150,205	(4)	6.4%
Joseph H. Whitney 547 Cordillera Trace Boerne, TX 78006	261,398	(5)	10.9%
Alpeter Family Limited Partnership 117 Portland Ave., #601 Minneapolis, MN 55401	145,945	(6)	6.3%
James & Deva Jackson, JTWROS 707 Wilshire Blvd. Suite 4600 Los Angeles CA 90017	121,459	(7)	5.2%
Executive Officers and Directors
John P. Yeros	674,650	(8)	23.4%
Michael Zientek	50,000	(9)	*
Scott M. Honour 315 E. Lake St. Suite 301 Wayzata, MN 55391	285,173	(10)	11.9%
Thomas J. Abood 1200 Old Crystal Bay Road Wayzata, MN 55391	176,856	(11)	7.6%
Danny R. Cuzick	2,250,000	(12)	49.7%
Damon R. Cuzick	500,000	(13)	18.0%
John Sheehy(10)	-		*
Arthur B. Laffer, Ph.D. 103 Murphy Court Nashville, TN 37203	25,000	(14)	1.1%
R. Scott Wheeler 14925 Havenshire Place Dallas, TX 75254	75,000	(15)	3.2%
Scott Smith 4550 East Bell Road, Building 4, Suite 142 Phoenix, AZ 85032	25,000	(16)	1.1%
Mark Anderson 18010 N. 14th Street Phoenix, AZ 85022	25,000	(17)	1.1%
All executive officers and directors as a group (11 persons)(18)	4,089,679		68.2%

*	Less than 1%
(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of voting stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(2)	Includes 1,000,000 shares of common stock issuable upon the exercise of warrants. Mr. Moyes shares voting and dispositive power of his shares with his spouse.
(3)	Includes 1,200,000 shares of common stock issuable upon the exercise of warrants held by Dan Thompson II LLC, of which Mr. Thompson is the beneficial owner.
(4)	Includes 73,308 shares of common stock issuable upon the exercise of warrants.
(5)	Includes 129,519 shares of common stock issuable upon the exercise of warrants.
(6)	Includes 44,528 shares of common stock issuable upon the exercise of warrants.
(7)	Includes 36,848 shares of common stock issuable upon the exercise of warrants.
(8)	Includes 600,000 shares of common stock issuable upon the exercise of options.
(9)	Includes 50,000 shares of common stock issuable upon the exercise of options.
(10)	207,903 shares are owned by Falcon Capital LLC, of which Scott M. Honour is the beneficial owner and 27,270 shares are owned by Honour Capital LP, of which Scott M. Honour is the beneficial owner. Includes 71,074 shares of common stock issuable upon the exercise of warrants held by Falcon Capital LLC and 50,000 shares of common stock issuable upon the exercise of options held by Scott M. Honour. The business address of Falcon Capital LLC and Honour Capital LP is 315 E. Lake St. Suite 301, Wayzata, MN 55391.
(11)	126,856 shares are held by the Thomas J. Abood Revocable Trust. Includes 50,000 shares of common stock issuable upon the exercise of options.
(12)	Includes 750,000 shares of common stock issuable upon the exercise of options and 100,000 shares of Series A Preferred Stock, representing voting rights of 1,500,000 shares of common stock.
(13)	Includes 250,000 shares of common stock issuable upon the exercise of options.
(14)	Includes 25,000 shares of common stock issuable upon the exercise of options.
(15)	Includes 25,000 shares of common stock issuable upon the exercise of options and 40,000 shares of common stock issuable upon the exercise of warrants.
(16)	Includes 25,000 shares of common stock issuable upon the exercise of options.
(17)	Includes 25,000 shares of common stock issuable upon the exercise of options.
(18)	Includes options to purchase a total of 2,100,000 shares of common stock, warrants to purchase a total of 111,074 shares of common stock, and 100,000 shares of Series A Preferred Stock, representing voting rights of 1,500,000 shares of common stock. See Footnotes 8 through 17 above.

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

On April 12, 2018, the Company’s board of directors adopted an equity compensation plan (the “2018 Plan”) to retain and incentivize key personnel to drive the success of the Company. On August 13, 2018, the Board approved an Amended and Restated 2018 Stock Incentive Plan (the “Amended 2018 Plan”), amending and restating the 2018 Plan in its entirety. The principal provisions of the Amended 2018 Plan are summarized below. This summary is not a complete description of all the Amended 2018 Plan’s provisions and is qualified in its entirety by reference to the Amended 2018 Plan, which is filed as an exhibit to this Annual Report on Form 10-K. Capitalized terms used but not defined herein will be as defined in the Amended 2018 Plan.

Amended 2018 Plan

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

Forms of Agreement

The Administrator has approved forms of agreement to govern incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units. The foregoing summaries of the Amended 2018 Plan and the forms of the agreements do not purport to be complete and are qualified in their entirety by reference to the text of the Amended 2018 Plan and to the text of the forms of agreement, all of which are filed as exhibits to this Annual Report on Form 10-K.

Equity Compensation Plan Information

The table below provides summary information about the securities issuable under our equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	4,700,000	$2.50	1,550,000
Total	4,700,000	$2.50	1,550,000

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Transactions with Related Persons

Titan Securities Exchange

Immediately prior to the Titan Securities Exchange, Titan’s former founders, managing members and directors (including our current chief executive officer and director, John P. Yeros and Scott M. Honour, and our former executive officers, Kirk S. Honour and Randy Gilbert) beneficially owned and held a total of 226,125 of Titan’s total 282,626 Class A Membership Units issued and outstanding, or 80% of Titan’s Units in total. Therefore, Titan’s former founders, managing members and directors were in a position to control Titan. After giving effect to the Titan Securities Exchange, the Shock Merger and the EAF Securities Exchange, our executive officers and directors beneficially owned approximately 135,000 of the Company’s 317,207 issued and outstanding shares of common stock, or approximately 42.4% of the Company’s common stock.

Investments in and Loans to Titan El Toro LLC

Prior to our 2016 acquisition of Titan El Toro LLC, a wholly owned subsidiary of Titan that operated our Titan El Toro fueling station, Titan’s former founders, managing members and directors invested $109,599 of equity in Titan El Toro LLC which they exchanged for 10,892 Units of Titan. Titan’s former founders, managing members and directors also previously held $594,000 of mezzanine debt and $367,000 in bridge debt in Titan El Toro LLC. Of those amounts, approximately $942,000 of principal and interest was exchanged for 31,652 Units of Titan. All Units of Titan were exchanged for shares of our common stock in the Titan Securities Exchange. In addition, Titan’s former founders, managing members and directors previously held approximately $450,000 in Junior Bridge Notes and $670,000 in Senior Bridge Notes (as such terms are defined below) until such notes were converted.

Guarantee of Tradition Facility

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with Titan El Toro LLC. The proceeds from the note were received by Titan El Toro LLC and the note payable is recorded by Titan El Toro LLC. The note is a ten-year term note with interest fixed at 5.50% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of Titan’s business assets and is personally guaranteed by certain of Titan’s former founders, managing members and directors. Titan issued 35,491 Class A Membership Units to those former founders, managing members and directors as compensation for the guarantee, which Units were subsequently exchanged for shares of our common stock in connection with the Titan Securities Exchange. The amount outstanding on the note as of December 31, 2018 was $950,582. The note was obtained pursuant to a Loan Agreement with Tradition Capital Bank dated December 31, 2014. The Company was, as of December 31, 2018, in violation of certain covenants. During February 2019, El Toro received a waiver from Tradition Capital Bank of its 2018 defaults of certain debt service coverage ratio, minimum tangible equity, and debt to equity ratio covenants in the El Toro SBA loan, which waiver also eliminates those covenants for 2019 and thereafter.

EAF Promissory Notes

On February 1, 2017, EVO, Inc. issued a Senior Promissory Note in the principal amount of $3.8 million to Danny Cuzick in consideration for the acquisition by the Company of all of the EAF pursuant to an Agreement and Plan of Securities Exchange dated January 11, 2017 (the “Exchange Agreement”). The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and originally had a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of capital stock of EVO, Inc. in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by Danny Cuzick of an event of default under the Senior Promissory Note. On April 2, 2018, the Company and Danny Cuzick entered into an amendment to the Senior Promissory Note to extend the maturity date of the note to the earlier of (a) July 1, 2019 and (c) declaration by Danny Cuzick of an event of default under the note. Danny R. Cuzick is a member of the Company’s Board of Directors.

Pursuant to the Exchange Agreement, the Company also issued $9.5 million in aggregate principal amount of secured convertible promissory notes (the “Convertible Notes”) to Danny R. Cuzick, Damon R. Cuzick, Theril H. Lund, and Thomas J. Kiley (collectively, the “EAF Members”) in consideration for their membership interests in EAF. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026.

On April 22, 2019, the Company and Danny Cuzick, as noteholder representative on behalf of each EAF Member, entered into amendments to each Convertible Note to, among other changes, amend the exchange ratio at which the outstanding principal under the Convertible Notes may be converted into shares of the Company’s common stock. As amended, the aggregate principal balance of the Convertible Notes is convertible into a fixed amount of 7,000,000 shares of common stock, subject to adjustment for any stock splits, combinations, or similar transactions, representing approximately 75% of the Company’s total outstanding shares of common stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes would result in a change in control of the Company.

Each Convertible Note is convertible at the holder’s option upon (1) consummation of a reorganization, merger or similar transaction where the Company is not the surviving or resulting entity or (2) the sale of all or substantially all of the Company’s assets, subject to customary restrictions. The Convertible Notes are also subject to mandatory conversion at the Company’s option beginning on the first anniversary of the issue date if: (i) the closing price of the common stock is greater than $10.00 and (ii) the average daily trading volume of shares of common stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted into shares of common stock at the greater of (1) 1.357, subject to adjustment for stock splits or combinations, or (2) the closing price of a share of common stock as reported on the business day that immediately precedes the date of the notice of conversion provided by the party making the election.

In connection with the closing of the Exchange Agreement, on February 1, 2017, the Company also issued promissory notes to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note (the “Working Capital Notes”). Subsequent to December 31, 2017, the Working Capital Notes were paid in full.

In connection with the closing of the Exchange Agreement, on February 1, 2017, the Company guaranteed a note from EAF to Danny R. Cuzick dated January 30, 2017 in the principal amount of $4 million (the “EAF Note”). The EAF Note is secured by all assets of EAF. The EAF Note bears interest at 7.5% per annum with a default rate of 12.5% per annum and has a maturity date of the earlier of (a) February 1, 2020 and (b) declaration by the noteholder of an event of default under the EAF Note.

Danny R. Cuzick is a member of the Company’s Board of Directors. Damon R. Cuzick is the President of the Company.

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

Share Escrow Agreement

On or about March 20, 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s stockholders, including entities affiliated with Scott Honour, a director of the Company, and Kirk Honour, the Company’s former president. Pursuant to the terms of the Escrow Agreement, the stockholders party to the agreement placed an aggregate of 240,000 shares of common stock in escrow, to be held by the Company until such time as one or more third parties offers to purchase the escrowed shares and the Company approves such purchase or purchases. 75% of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the Tradition Capital Bank loan facility, and the remaining 25% of the proceeds will be paid pro rata to the stockholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase common stock to the stockholders party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years.

Sheehy Enterprises, Inc. Option Acquisition Agreement

On September 5, 2018, the Company entered into an acquisition option agreement (the “Option Agreement”) with Sheehy Enterprises, Inc., a Wisconsin corporation (“Sheehy Enterprises”), John Sheehy, and Robert Sheehy, pursuant to which the Company acquired the option to purchase from Sheehy Enterprises, and Sheehy Enterprises acquired the option to sell to the Company, all of the membership interests (the “Sheehy Mail Interests”) in Sheehy Mail, Inc., a Wisconsin corporation and wholly-owned subsidiary of Sheehy Enterprises (“Sheehy Mail”).

On January 4, 2019 but effective January 2, 2019, the Company, Sheehy Enterprises, John Sheehy, and Robert Sheehy consummated the transactions contemplated by the Option Agreement and the Company acquired all of the Sheehy Mail Interests in exchange for 2,240,000 shares of Company common stock. Pursuant to the Option Agreement, on January 4, 2019, Sheehy Enterprises and Sheehy Mail entered into an equipment lease agreement with an effective date of January 2, 2019 (the “Equipment Lease”), whereby Sheehy Enterprises agreed to lease to Sheehy Mail certain truck and trailer equipment owned by Sheehy Enterprises in exchange for monthly payments totaling an aggregate of $4,000,000 over a period of up to 48 months.

On January 4, 2019 but dated and effective January 2, 2019, in connection with the amendment to the Lease Agreement, the Company issued a promissory note (the “Sheehy Note”) in the principal amount of $400,000 to Sheehy Enterprises as an initial payment under the Lease Agreement. The Sheehy Note bears interest at the rate of 5.65% per annum and has an initial maturity date of March 3, 2019. The Sheehy Note provides for up to four automatic extensions of the maturity date of 30 days each, provided that the Sheehy Note is not in default as of the date of each extension. If the principal and accrued interest on the Sheehy Note is not repaid by the end of the final maturity date extension term, then the principal amount of the Sheehy Note will increase to $450,000 and the balance of the Sheehy Note will automatically convert into shares of the Company’s common stock at a rate of $2.50 per share.

On April 16, 2019, Sheehy Enterprises and Sheehy Mail entered into an amendment to the Equipment Lease, pursuant to which the parties (i) acknowledged the Sheehy Note as an initial payment under the Equipment Lease and (ii) agreed to reduce the number of monthly payments due under the Lease Agreement to account for the initial payment.

Sheehy Enterprises and Sheehy Mail are affiliates of John Sheehy. Mr. Sheehy has served as chief operating officer of the Company since September 5, 2018, the date of the Option Agreement. The amount of consideration payable to Sheehy Enterprises in connection with the sale of the Sheehy Mail Interests was determined by arms-length negotiations between the Company and Sheehy Enterprises prior to John Sheehy’s appointment as the Company’s chief operating officer, and not pursuant to any specific formula or principle.

Amendments to Thunder Ridge Transport, Inc. Equity Purchase Agreement

As previously disclosed in a current report on Form 8-K filed by the Company on June 7, 2018, the Company issued a promissory note dated June 1, 2018 (the “TR Note”) to Billy (Trey) Peck Jr. (“Peck”) in the original principal amount of $2,500,000 in consideration of the acquisition by the Company of all of the issued and outstanding shares (the “TR Shares”) of Thunder Ridge Transport, Inc. (“Thunder Ridge”). The unpaid principal balance, all accrued but unpaid interest, and all other amounts payable under the TR Note were due on the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018 and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. Under the terms of the TR Note, if any payment of principal or interest is more than 30 calendar days delinquent, whether or not notice of default has been given, and at the option of Peck by written notice to the Company, the Company is required to pay interest on the entire principal balance and any other amounts due under this Note at the default interest rate equal to 9% per year. The TR Note is secured by all of the assets of Thunder Ridge pursuant to a security agreement dated June 1, 2018 between the Company, Thunder Ridge, and Peck, and is also secured by the TR Shares, which the Company pledged to Peck pursuant to a stock pledge agreement dated June 1, 2018 between the Company and Peck.

On December 26, 2018, the Company and Peck entered into an amendment to the equity purchase agreement to extend the maturity date of the Thunder Ridge Note to the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) February 28, 2019 and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. This amendment also obligated the Company to repay the $450,000 line of credit that the Company agreed to repay pursuant to the original equity purchase agreement by February 28, 2019.

On February 28, 2019, the Company and Peck entered into an amendment to the equity purchase agreement to extend the maturity date of the Thunder Ridge Note to the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) April 30, 2019 and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. This amendment also obligated the Company to repay the $450,000 line of credit that the Company agreed to repay pursuant to the original equity purchase agreement by April 1, 2019.

On April 12, 2019, the Company and Peck entered into a third amendment to the equity purchase agreement to delete and replace the working capital exhibit to the equity purchase agreement. Pursuant to the third amendment, target working capital was reduced from $(638,094) to $(1,620,022).

On April 30, 2019, the Company and Peck entered into a fourth amendment to the Purchase Agreement (the “Fourth Purchase Agreement Amendment”). The Fourth Purchase Agreement Amendment extended the April 30, 2019 portion of the original maturity date to June 30, 2019.

Other Related Transactions

In connection with closing the Titan Securities Exchange, the Company issued three convertible promissory notes (the “Minn Shares Notes”) in the aggregate principal amount of $415,173.98 to Joseph H. Whitney, The Globe Resources Group, LLC and Richard E. Gilbert. The Minn Shares Notes amended and restated the terms of previously outstanding loans from Richard Gilbert, Paramount Trading, Ltd. and The Globe Resources Group, LLC. The Minn Shares notes bear interest at the rate of 5% per annum and mature in November 2019 unless earlier converted. Each Minn Shares Note is convertible at the holder’s option upon (i) a sale by the Company of not less than $7,500,000 of its equity securities, (ii) a corporate transaction such as a merger, consolidation or asset sale involving either the sale of all or substantially all of the Company’s assets or the transfer of at least 50% of the Company’s equity securities or (iii) the maturity date. The Minn Share Notes are subject to mandatory conversion upon the conversion into equity securities of the Junior Bridge Notes and Senior Bridge Notes upon the same conversion terms as the Junior Bridge Notes and Senior Bridge Notes. During August 2018, the Company entered into subscription agreements effective as of July 31, 2018 to issue 187,462 units (the “Units”) at a price of $2.50 per Unit in exchange for the Minn Shares Notes. Each Unit consisted of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance.

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

Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. In considering a director’s independence, the board of directors considers any related-party transactions that currently exist or have occurred during the timeframes specified by NASDAQ Listing Rule 5605(a)(2) and whether the director has any relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board of directors determined that each of Thomas J. Abood, Arthur B. Laffer, Ph.D., R. Scott Wheeler, Scott Smith, and Mark Anderson is “independent” within the meaning of NASDAQ Listing Rules. Each of Scott M. Honour and Danny R. Cuzick would not be considered an independent director.

Item 14. Principal Accounting Fees and Services

The following summarizes the fees we were billed for audit and non-audit services rendered for the fiscal years ended December 31, 2018 and 2017. EKS&H LLP (“EKS&H”) was our auditor during the year ended December 31, 2017. Effective October 1, 2018, EKS&H combined with Plante & Moran PLLC (“Plante Moran”). As a result of the transaction, on October 1, 2018, EKS&H resigned as the independent registered public accounting firm for the Company and the Company’s board of directors approved the engagement of Plante Moran. On January 7, 2019, the Company’s board of directors approved the dismissal of Plante Moran and appointed Marcum LLP (“Marcum”) as its independent registered public accounting firm.

Audit Fees

EKS&H’s audit fees billed were $45,000 and $75,115 for the years ended December 31, 2018 and 2017, respectively. Plant Moran’s audit fees billed were $10,000 and $0 for the years ended December 31, 2018 and 2017, respectively. Marcum’s audit fees billed were $459,000 and $0 for the years ended December 31, 2018 and 2017, respectively.

Audit-Related Fees

Audit-related fees billed by EKS&H in the fiscal years ended December 31, 2018 and 2017 were $130,000 and $66,935, respectively. Plant Moran’s audit-related fees billed were $0 and $0 for the years ended December 31, 2018 and 2017, respectively. Marcum’s audit-related fees billed were $0 and $0 for the years ended December 31, 2018 and 2017, respectively.

Tax Fees

Tax fees billed by EKS&H in the fiscal years ended December 31, 2018 and 2017 were $5,750 and $24,090, respectively. Plant Moran’s tax fees billed were $0 and $0 for the years ended December 31, 2018 and 2017, respectively. Marcum’s tax fees billed were $0 and $0 for the years ended December 31, 2018 and 2017, respectively.

All Other Fees

Other fees billed by EKS&H for other products and services in the fiscal years ended December 31, 2018 and 2017 were $11,500 and $0, respectively. Other fees billed by Plant Moran in the fiscal years ended December 31, 2018 and 2017 were $0 and $0, respectively. Other fees billed by Marcum in the fiscal years ended December 31, 2018 and 2017 were $0 and $0, respectively. Other fees billed by M3 and Associates, LLP for other products and services in the fiscal years ended December 31, 2018 and 2017 were $3,350 and $0, respectively.

Audit Committee’s Pre-Approval Process

Prior to February 7, 2019, we did not have a standing audit committee and our full board of directors performed the functions of the audit committee. Accordingly, the Company’s policy prior to February 7, 2019 was to have all members of the board of directors pre-approve all accounting fees and services. On February 7, 2019, our board of directors established an audit committee of the board. Under our current policy, the audit committee approves in advance all fees and services provided by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

Financial Statement Schedules

None.

Exhibits

See the Exhibit Index immediately following the signature page to this annual report on Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: May 30, 2019	By:	/s/ John P. Yeros
John P. Yeros
Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John P. Yeros	Chief Executive Officer	May 30, 2019
John P. Yeros

/s/ Michael Zientek	Chief Financial Officer	May 30, 2019
Michael Zientek

/s/ Thomas J. Abood	Director	May 30, 2019
Thomas J. Abood

/s/ Danny R. Cuzick	Director	May 30, 2019
Danny R. Cuzick

/s/ Scott M. Honour	Director	May 30, 2019
Scott M. Honour

/s/ R. Scott Wheeler	Director	May 30, 2019
R. Scott Wheeler

/s/ Arthur B. Laffer	Director	May 30, 2019
Arthur B. Laffer, Ph.D.

/s/ Scott Smith	Director	May 30, 2019
Scott Smith

/s/ Mark M. Anderson	Director	May 30, 2019
Mark M. Anderson

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

Exhibit	Description
2.1	Articles of Merger of Minn Shares Inc. (a Minnesota corporation) and Minn Shares Inc. (a Delaware corporation) (1)
2.2	Certificate of Merger of Minn Shares Inc. (a Minnesota corporation) into Minn Shares Inc. (a Delaware corporation) (1)
2.3	Agreement and Plan of Securities Exchange, dated November 22, 2016, by and among Minn Shares Inc., Titan CNG LLC and the members of Titan CNG LLC (2)
2.4	Agreement and Plan of Merger, dated November 23, 2016, by and between Shock, Inc. and Minn Shares Inc. (2)
2.5	Agreement and Plan of Securities Exchange, dated January 11, 2017, by and among EVO CNG, LLC, Environmental Alternative Fuels, LLC, Danny R. Cuzick, Damon R. Cuzick, Theril H. Lund, Thomas J. Kiley and Minn Shares Inc. (3)
2.6	Equity Purchase Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
2.7	Acquisition Option Agreement dated September 5, 2018 between EVO Transportation & Energy Services, Inc., Sheehy Enterprises, Inc., Sheehy Mail Contractors, Inc., John Sheehy, and Robert Sheehy (18)
2.8	Agreement and Plan of Merger dated December 15, 2018 between EVO Transportation & Energy Services, Inc., Ursa Major Corporation, EVO Merger Sub, Inc., John Lampsa and Ursula Lampsa (21)
2.9	Stock Purchase Agreement dated December 15, 2018 between EVO Equipment Leasing, LLC, John Lampsa and Ursula Lampsa (21)
2.10	Amendment to Agreement and Plan of Merger dated February 1, 2019 between EVO Transportation & Energy Services, Inc., EVO Merger Sub, Inc., Ursa Major Corporation, John Lampsa, and Ursula Lampsa (24)
2.11	Amendment to Stock Purchase Agreement dated February 1, 2019 between EVO Equipment Leasing, LLC, John Lampsa, and Ursula Lampsa (24)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (8)
3.3	Certificate of Amendment to Certificate of Incorporation (10)
3.4	Certificate of Designation of Rights and Preferences of Series A Preferred Stock of EVO Transportation & Energy Services, Inc. (14)
3.5	Bylaws (1)
4.1	Loan Agreement, dated as of December 31, 2014, by and between Titan El Toro, LLC and FirstCNG LLC and Tradition Capital Bank (2)
4.2	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of the Alpeter Family Limited Partnership (2)
4.3	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Brian and Renae Clark (2)
4.4	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Falcon Capital LLC (2)
4.5	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Honour Capital LP (2)
4.6	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of James Jackson (2)
4.7	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of John Honour (2)
4.8	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Keith and Janice Clark (2)
4.9	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Kirk Honour (2)
4.10	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Stephen and Jayne Clark (2)
4.11	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Red Ocean Consulting, LLC (2)
4.12	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Thomas J. Abood Revocable Trust u/a dated August 17, 2012 (2)

4.13	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of James Jackson (2)
4.14	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Alpeter Family Limited Partnership (2)
4.15	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of David M. Leavenworth (2)
4.16	Secured Bridge Note, dated September 26, 2016, by Titan CNG LLC in favor of Red Ocean Consulting, LLC (2)
4.17	First Amendment to Senior Bridge Loan Documents, dated July 26, 2016, by and among Titan CNG LLC, Titan Blaine, LLC, Titan El Toro, LLC, Titan Diamond Bar, LLC, Thomas J. Abood Revocable Trust U/A Dated August 17, 2012 As Amended, James Jackson, David M. Leavenworth, Alpeter Family Limited Partnership, Bonita Beach Blues, Inc., Red Ocean Consulting, LLC, Scott Honour and Kirk Honour (2)
4.18	Secured Bridge Note, dated July 26, 2016, by Titan CNG LLC in favor of Bonita Beach Blues, Inc. (2)
4.19	Second Amendment to Senior Bridge Loan Documents, dated September 26, 2016, by and among Titan CNG LLC, Titan Blaine, LLC, Titan El Toro, LLC, Titan Diamond Bar, LLC, Thomas J. Abood Revocable Trust U/A Dated August 17, 2012 As Amended, James Jackson, David M. Leavenworth, Alpeter Family Limited Partnership, Bonita Beach Blues, Inc., Red Ocean Consulting, LLC, Scott Honour and Kirk Honour (2)
4.20	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of Joseph H. Whitney (2)
4.21	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of The Globe Resources Group, LLC (2)
4.22	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of Richard E. Gilbert (2)
4.23	Secured Bridge Note, dated January 31, 2017, by Titan CNG LLC in favor of the Richard H. Enrico Revocable Trust Dated June 9, 1998 (4)
4.24	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.25	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Damon R. Cuzick (4)
4.26	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Theril H. Lund (4)
4.27	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Thomas J. Kiley (4)
4.28	Senior Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.29	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Danny R. Cuzick (4)
4.30	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Damon R. Cuzick (4)
4.31	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Theril H. Lund (4)
4.32	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Thomas J. Kiley (4)
4.33	Promissory Note, dated February 1, 2017, by Environmental Alternative Fuels, LLC in favor of Danny R. Cuzick (4)
4.34	Amendment to Promissory Note, dated April 2, 2018, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (14)
4.35*	Covenant Waiver Letter, dated February 21, 2019, from Tradition Capital Bank
10.1+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and Kirk Honour (2)
10.2+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and John Yeros (2)
10.3+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and Randy Gilbert (2)
10.4+	Employment Agreement, dated February 1, 2017, between Minn Shares Inc. and Damon R. Cuzick (4)
10.5	Compressed Natural Gas Fuel Station Agreement, dated June 28, 2016, by and between Titan Blaine, LLC, Walters’ Recycling & Refuse, Inc. and Walters’ Investments, LLC (2)
10.6	Lease Agreement, dated February 24, 2014, between Grace Whisler Trust and Whisler Holdings LLC and FirstCNG LLC (2)
10.7	First Amendment to Lease, dated June 9, 2014, between Grace Whisler Trust and Whisler Holdings LLC and FirstCNG LLC (2)
10.8	Lease Contract, effective December 19, 2015, between South Coast Air Quality Management District and Titan Diamond Bar LLC (2)

10.9	Lease Agreement, dated December 20, 2013, between Central Freight Lines and EVO CNG, LLC. (8)
10.10	Amended and Restated Limited Liability Company Agreement of Titan CNG LLC, effective as of January 1, 2016 (2)
10.11	Limited Liability Company Agreement of Environmental Alternative Fuels, LLC dated May 3, 2012 (8)
10.12	Line Extension Contract, dated April 3, 2014, between Southern California Gas Company and EVO CNG, LLC (8)
10.13	Fuel Purchase Agreement, dated April 12, 2013, between Environmental Alternative Fuels, LLC and Central Freight Lines, Inc. (8)
10.14	Incremental Natural Gas Facilities Agreement, dated February 24, 2014, between Southwest Gas Corporation and Environmental Alternative Fuels, LLC (8)
10.15	Service Agreement for Transportation of Customer Secured Natural Gas dated October 2, 2014 by and between Southwest Gas Corporation and Environmental Alternative Fuels, LLC (8)
10.16	Fuel Purchase Agreement, dated January 11, 2013, between Environmental Alternative Fuels, LLC and Sheehy Mail Contractors, Inc. (8)
10.17	Master Retail Gas Sales Agreement, dated November 1, 2013, between Integrys Energy Services – Natural Gas, LLC and EVO CNG, LLC (8)
10.18	Fuel Purchase Agreement, dated October 1, 2013, between EAF and Central Freight Lines, Inc. (8)
10.19	Natural Gas Service and Pipeline Agreement, dated November 12, 2014, between EAF and LDC, llc (8)
10.20	Form of Subscription Agreement (9)
10.21	Form of Warrant (9)
10.22	Separation Agreement, dated October 9, 2017, between EVO Transportation & Energy Services, Inc. and Kirk Honour (11)
10.23	Form of Junior Bridge Note Conversion Subscription Agreement (12)
10.24	Subscription Agreement, dated March 2, 2018, between EVO Transportation & Energy Services, Inc. and Jerry Moyes (14)
10.25	Form of Senior Bridge Note Conversion Subscription Agreement (14)
10.26	Share Escrow Agreement, dated March 20, 2018, between EVO Transportation & Energy Services, Inc. and the shareholders party thereto. (14)
10.27	EVO Transportation & Energy Services, Inc. 2018 Stock Incentive Plan (17)
10.28	Form of EVO Transportation & Energy Services, Inc. Option Agreement (17)
10.29	Form of Subscription Agreement (15)
10.30	Promissory Note dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.31	Stock Pledge Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.32	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc., Thunder Ridge Transport, Inc., and Billy (Trey) Peck Jr. (13)
10.33+	Employment Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.34	Subscription Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.35	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($3.00) (13)
10.36	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($5.00) (13)
10.37	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($7.00) (13)
10.38	Secured Convertible Promissory Note dated July 20, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (16)
10.39	Confidential Settlement Agreement and Mutual Release dated July 31, 2018 by and among Red Ocean Consulting, LLC, Brenton Hayden, Richard H. Enrico Revocable Trust dated June 9, 1998, Richard H. Enrico, Titan CNG, LLC, Titan El Toro, LLC, Titan Diamond Bar, LLC, Titan Blaine, LLC, Kirk Honour, Scott Honour, and EVO Transportation & Energy Services, Inc. (16)
10.40	Note Purchase Agreement dated July 20, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (16)
10.41	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (16)
10.42	Warrant dated July 20, 2018 issued to Dan Thompson II LLC ($2.50) (16)
10.43+	Employment Agreement dated July 25, 2018 between EVO Transportation & Energy Services, Inc. and Michael Zientek. (16)

10.44	Form of Subscription Agreement (Convertible Note Conversion) (17)
10.45	Form of Warrant (17)
10.46	Transportation Services Proposal & Contract for Regular Service (Contract No. 430Q8) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.47	Transportation Services Proposal & Contract for Regular Service (Contract No. 913A7) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.48	Transportation Services Proposal & Contract for Regular Service (Contract No. 995L2) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.49	Transportation Services Proposal & Contract for Regular Service (Contract No. 995L3) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.50	Transportation Services Proposal & Contract for Regular Service (Contract No. 945L3) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.51	Equipment Lease Agreement dated January 2, 2019 between Sheehy Enterprises, Inc. and Sheehy Mail, Inc. (22)
10.52	Subscription Agreement dated January 2, 2019 between EVO Transportation & Energy Services, Inc. and Sheehy Enterprises, Inc. (22)
10.53+	Employment Agreement dated January 2, 2019 between EVO Transportation & Energy Services, Inc. and John Sheehy. (22)
10.54	Promissory Note dated February 1, 2019 between EVO Equipment Leasing, LLC, John Lampsa, and Ursula Lampsa (24)
10.55+	Employment Agreement dated February 1, 2019 between EVO Transportation & Energy Services, Inc. and John Lampsa (24)
10.56	Subscription Agreement dated February 1, 2019 between EVO Transportation & Energy Services, Inc. and Ursula Lampsa (24)
10.57	Subscription Agreement dated February 1, 2019 between EVO Transportation & Energy Services, Inc. and John Lampsa (24)
10.58*	Amendment to Equipment Lease Agreement dated April 15, 2019 between Sheehy Enterprises, Inc. and Sheehy Mail Contractors, Inc.
10.59*	Promissory Note dated January 2, 2019 between EVO Transportation & Energy Services, Inc. and Sheehy Enterprises, Inc.
10.60*	Amendment to Equity Purchase Agreement dated December 26, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr.
10.61*	Amendment to Equity Purchase Agreement dated February 28, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr.
10.62*	Amendment to Equity Purchase Agreement dated April 12, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr.
10.63*	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick
10.64*	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Damon R. Cuzick
10.65*	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Theril H. Lund
10.66*	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Thomas J. Kiley
10.67*	Amendment to Equity Purchase Agreement dated April 30, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr.
14.1	Code of Conduct for Officers and Directors (5)
16.1	Letter from Lurie, LLP to the Securities and Exchange Commission dated February 7, 2017 (6)
16.2	Letter from Lurie, LLP to the Securities and Exchange Commission dated April 17, 2017 (7)
16.3	Letter from EKS&H LLLP to the Securities Exchange Commission dated October 2, 2018 (19)
16.4	Letter from Plante & Moran, PLLC to the Securities Exchange Commission dated January 11, 2019 (23)

21.1*	Subsidiaries of EVO Transportation & Energy Services, Inc.
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2018
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2018
32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed herewith
+	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on December 10, 2010 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 29, 2016 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 18, 2017 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 6, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 28, 2011 and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 8, 2017 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s amended current report on Form 8-K filed with the SEC on April 18, 2017 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 18, 2017 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 7, 2017 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 1, 2017 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on October 13, 2017 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 20, 2017 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 7, 2018 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 17, 2018 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 18, 2018 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 6, 2018 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 24, 2018 and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 17, 2018 and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on October 2, 2018 and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 15, 2018 and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 20, 2018 and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 10, 2019 and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 11, 2019 and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 7, 2019 and incorporated herein by reference.