Form 10-Q
period 2019-03-31
EVO Transportation & Energy Services, Inc.
filed 2019-12-09
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

As of December 4, 2019, there were 14,287,263 shares of the registrant’s common stock, par value $0.0001, outstanding.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

i

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)

Assets
Current assets
Cash	$2,096,843	$1,630,022
Accounts receivable-trade, net	5,830,891	6,370,412
Accounts receivable - trade, related party	-	40,571
Alternative fuels tax credit receivable	267,943	267,943
Prepaids and other current assets	2,206,040	287,913
Due from related party	402,058	-
Total current assets	10,803,775	8,596,861

Non-current assets
Property, equipment and land, net	25,380,022	7,603,862
Goodwill	11,365,302	2,887,281
Intangibles, net	5,612,158	3,036,739
Right-of-use-asset	10,995,933	-
Deposits and other long-term assets	595,604	525,863
Total non-current assets	53,949,019	14,053,745

Total assets	$64,752,794	$22,650,606

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)

Liabilities, Redeemable Preferred Stock, and Stockholders’ Deficit
Current liabilities
Line-of-credit	$310,589	$316,589
Accounts payable	8,818,287	2,751,275
Accounts payable - related party	428,217	337,345
Accrued expenses	6,694,528	5,073,317
Accrued interest - related party	1,095,103	922,471
Advances from related parties	324,429	324,429
Factored receivable advances	11,692,175	5,331,020
Current portion of long-term debt	7,261,216	269,239
Current portion promissory note-stockholder	2,770,506	2,386,778
Senior promissory note - related party	3,800,000	3,800,000
Promissory note - related party	4,000,000	-
Subordinated convertible senior notes payable to stockholders	75,000	75,000
Finance lease liabilities, current portion	526,683	-
Operating lease liabilities, current portion	2,573,654	-
Derivative liability	-	11,243
Total current liabilities	50,370,387	21,598,706

Non-current liabilities
Long-term debt, less current portion	8,522,751	1,063,559
Promissory note - stockholder, less current portion	6,417,966	-
Promissory note - related party	-	4,000,000
Convertible promissory notes - related parties, less unamortized debt discount of $7,398,947 (March 31, 2019) and $7,495,295 (December 31, 2018)	2,101,053	2,004,705
Secured convertible promissory notes, less unamortized debt discount of $499,475 (March 31, 2019) and $591,598 (December 31, 2018) and net of debt issuance costs of $349,991 (March 31, 2019) and $415,614 (December 31, 2018)	3,217,674	3,032,418
Finance lease liabilities, less current portion	568,090	-
Operating lease liabilities, less current portion	6,805,321	-
Fuel discount advance	975,296	977,698
Total non-current liabilities	28,608,151	11,078,380
Total liabilities	78,978,538	32,677,086

Commitments and contingencies (Note 10)

Redeemable preferred stock
Series A Redeemable Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 issued and outstanding at March 31, 2019 and December 31, 2018, including accrued and undeclared dividends $23,227 (March 31, 2019) and $17,227 (December 31, 2018) liquidation preference $257,227 (March 31, 2019)	257,227	251,227
Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,278,530 (March 31, 2019) and 2,258,530 (December 31, 2018) shares issued and outstanding	228	226
Common stock subscribed and not yet issued, 3,540,000 (March 31, 2019) and 500,000 (December 31, 2018)	3,515,800	415,000
Additional paid-in capital	10,111,402	9,976,339
Accumulated deficit	(28,110,401)	(20,669,272)
Total stockholders’ deficit	(14,482,971)	(10,277,707)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$64,752,794	$22,650,606

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue
Trucking	$28,091,155	$-
CNG	284,891	320,796
Total revenue	28,376,046	320,796

Operating expenses
Payroll, benefits and related	12,995,994	-
Purchased transportation	6,196,167	-
Fuel	3,753,100	-
Equipment rent	2,848,441	-
Maintenance and supplies	2,003,104	22,137
General and administrative	2,140,235	240,751
Insurance and claims	1,142,560	-
Operating supplies and expenses	1,745,785	-
Depreciation and amortization	1,235,812	163,633
CNG expenses	635,275	206,394
Total operating expenses	34,696,473	632,915

Net operating loss	(6,320,427)	(312,119)

Other (expense) income
Interest	(1,114,702)	(369,342)
Warrant expense	-	(34,719)
Realized and unrealized gain on derivative liability, net	-	4,068
Gain on extinguishment of related party interest	-	157,330
Gain on extinguishment of liabilities	-	657,499
Total other (expense) income	(1,114,702)	414,836

Net (loss) income	(7,435,129)	102,717
Accrued and undeclared preferred stock dividends	(6,000)	-
Net (loss) income available to common stockholders	$(7,441,129)	$102,717
Basic and diluted weighted average common shares outstanding	3,339,356	440,419
Basic and diluted (loss) income per common share	$(2.23)	$0.23

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

			Common Stock		Additional		Total
	Common Stock		Subscribed		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2019	2,258,530	$226	500,000	$415,000	$9,976,339	$(20,669,272)	$(10,277,707)
Accounts payable converted to common stock	10,000	1	-	-	10,199	-	10,200
Common stock issued for services - related party	10,000	1	-	-	24,999	-	25,000
Fair value of stock-based compensation	-	-	-	-	86,262	-	86,262
Fair value of warrant-based compensation	-	-	-	-	13,603	-	13,603
Fair value of common stock issued for the purchase of Sheehy Mail Contractors, Inc.	-	-	2,240,000	2,284,800	-	-	2,284,800
Fair value of common stock issued for the purchase of Ursa Major Corporation	-	-	800,000	816,000	-	-	816,000
Series A Redeemable Preferred stock dividend	-	-	-	-	-	(6,000)	(6,000)
Net loss	-	-	-	-	-	(7,435,129)	(7,435,129)
Balance - March 31, 2019	2,278,530	$228	3,540,000	$3,515,800	$10,111,402	$(28,110,401)	$(14,482,971)

			Common Stock		Additional		Total
	Common Stock		Subscribed		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2018	429,308	$43	-	$-	$1,299,980	$(14,075,353)	$(12,775,330)
Issuance of common stock for cash	1,000,000	100	-	-	2,499,900	-	2,500,000
Fair value of warrants issued with stock	-	-	-	-	34,719	-	34,719
Net income	-	-	-	-	-	102,717	102,717
Balance - March 31, 2018	1,429,308	$143	-	$-	$3,834,599	$(13,972,636)	$(10,137,894)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(7,435,129)	$102,717
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,235,812	163,633
Noncash lease expense	749,349
Gain on sale of assets	(5,667)	-
Gain on derivative liability	(11,243)	(16,259)
Interest expense converted to secured convertible promissory notes	27,510	-
Interest expense converted to convertible promissory notes - related party	-	12,946
Accretion of debt discount	188,471	117,175
Amortization of debt issuance costs	65,623	-
Stock option and warrant-based compensation	99,865	-
Common stock issued for services	25,000	-
Gain on conversion of accounts payable to common stock	(12,300)	-
Deferred rent	-	(2,206)
Bad debt expense (recovery)	26,979	(37,007)
Realized loss on derivative liability	-	6,096
Warrant expense	-	34,719
Gain on extinguishments of related party interest	-	(157,330)
Gain on extinguishments of liabilities	-	(657,499)
Changes in assets and liabilities
Accounts receivable – trade	1,467,681	65,406
Accounts receivable - trade, related party	40,571	-
Alternative fuels tax credit receivable	30,397	-
Inventory	-	347
Other assets	157,328	(80,000)
Accounts payable	(2,458,771)	(519,908)
Accounts payable - related party	90,872	22,507
Accrued expenses	(1,055,762)	(246,711)
Operating lease liabilities	(749,349)
Accrued interest - related party	172,632	104,875
Net cash used in operating activities	(7,350,131)	(1,086,499)

Cash flows from investing activities
Cash acquired from acquisition of Ursa and JB Lease	3,742,892	-
Cash paid for acquisition of JB Lease	(2,500,000)	-
Proceeds from sale lease back of property and equipment	186,000	-
Right of use asset deposit	(400,000)	-
Purchase of assets	(18,477)	-
Net cash provided by investing activities	1,010,415	-

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from financing activities
Line-of-credit, net	(6,000)	-
Advances from factoring	6,361,155	-
Payments on fuel advance	(2,402)	-
Payments on promissory note – stockholder	(28,306)	-
Proceeds from long-term debt	4,901,690	-
Payments of principal on long-term debt	(4,518,196)	(30,479)
Payments on finance lease liability	(151,404)	-
Repayments to related party	(150,000)	-
Proceeds from promissory note – stockholder	400,000
Proceeds from sale of common stock	-	2,500,000
Net cash provided by financing activities	6,806,537	2,469,521
Net increase in cash	466,821	1,383,022
Cash - beginning of period	1,630,022	83,867
Cash - end of period	$2,096,843	$1,466,889

Supplemental disclosure of cash flow information:
Interest paid	$473,254	$134,377

Supplemental disclosure of non-cash investing activities:
Fair value of common stock issued for the purchase of Sheehy Mail Contractors, Inc.	$2,284,800	$-
Fair value of common stock issued for the purchase of Ursa Major Corporation	$816,000	$-
Debt issued for vehicles	$229,666	$-
Right-of-use asset	$4,380,571	$-
Operating lease liability	$4,238,772	$-
Debt issued for acquisition of JB Lease	$6,430,000	$-
Sale lease back	$198,444	$-
Common stock for settlement of accounts payable	$10,200	$-

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

EVO Transportation and Energy Services, Inc. (“EVO, Inc.” or the “Company”) is a holding company based in Peoria, Arizona, that owns eight operating subsidiaries: W.E. Graham Inc. (“Graham”), EVO Equipment Leasing, LLC (“Leasing”), Titan CNG, LLC (“Titan”), Thunder Ridge Transport, Inc. (“Thunder Ridge”), Ursa Major Corporation (“Ursa”), J.B. Lease Corporation (“JB Lease”), Sheehy Mail Contractors, Inc. (“Sheehy”), and Environmental Alternative Fuels, LLC (“EAF”), which are in the businesses of fulfilling United States Postal Service (“USPS”) and corporate contracts for freight trucking services and compressed natural gas (“CNG”) service stations. During the first quarter of 2019, the Company owned seven CNG stations located in California, Texas, Arizona, and Wisconsin. Of these stations, four were company operated, two were inactive, and one was operated by a third-party management company. The Company’s two reportable segments are Trucking and CNG.

The Company’s non-reportable segments include support services that the Company’s subsidiaries provide to customers (including repair and maintenance shop services and equipment leasing) as well as corporate expenses.

Sheehy Acquisition

On January 4, 2019, but effective January 2, 2019, the Company acquired all the outstanding equity interests of Sheehy. See Note 2 – Acquisition – Sheehy for more information regarding the Sheehy Acquisition.

Ursa Acquisition

On February 1, 2019, the Company acquired all the outstanding equity interests of Ursa and JB Lease. See Note 2 – Acquisition – Ursa and JB Lease for more information regarding the Ursa Acquisition.

Going Concern

The Company is an early stage company in the process of acquiring several businesses with highway contract routes operated for USPS and corporate customers. The Company also owns and operates CNG service stations. As of March 31, 2019, the Company has a working capital deficit of approximately $40 million, stockholders’ deficit of approximately $14 million, and negative operating cash flows of $7.3 million for the three months ended March 31, 2019. Management anticipates rectifying these deficits with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures including, consolidating costs with the acquired entities, the purchase of vehicles to reduce purchased transportation, and repricing contracts with USPS. However, there can be no assurance that the Company will be successful in these efforts. Further, for the three months ended March 31, 2019, USPS accounted for substantially all the Company’s total consolidated revenues. The loss of USPS as a customer or a significant reduction in the Company’s relationship with USPS would have a material adverse effect on the Company’s business.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the next 12 months from the issuance of these condensed consolidated financial statements within the Company’s Quarterly Report on Form 10-Q. However, the above conditions raise substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern for the next 12 months from the issuance of the unaudited condensed consolidated financial statements within the Company’s Quarterly Report on Form 10-Q.

To meet its current and future obligations, the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2019:

●	Management is working with related party debt holders and equipment lenders to extend or convert existing debt. However, there can be no assurance that the Company will be successful in these efforts.

●	During May 2019, the Company completed a private equity placement for approximately $11.4 million. The funds will be used in operations and acquisition of companies.

●	During September 2019, the Company completed a financing for approximately $24.5 million. Substantially all of the funds from the financing were used to complete the Ritter acquisition as discussed in Note 13.

The cash balance as of March 31, 2019 was $2,096,843. The cash balance, combined with funding received from equity and debt transactions occurring subsequent to March 31, 2019 (see Note 13 – Subsequent Events), provides the Company sufficient liquidity to cover the negative cash flows generated from operations through the remainder of 2019. Management is in the process of identifying sources of capital through debt refinancing and equity investments through one or more private placements.

Seasonality

Results of operations generally follow seasonal patterns in the transportation industry. Freight volumes in the first quarter are typically lower due to less consumer demand, consumers reducing shipments following the holiday season, and inclement weather. At the same time, operating costs generally increase, and tractor productivity decreases during the winter months due to decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs due to higher accident frequency from harsh weather. Combined, these factors typically result in lower operating profitability as compared to other periods. Further, beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges pertaining to online holiday shopping, the length of the holiday season (shopping days between Thanksgiving and Christmas), and holiday surge pricing on USPS contracts.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EVO, Inc. and its subsidiaries, JB Lease, Ursa, Sheehy, Graham, Leasing, Titan, Thunder Ridge and EAF, Titan’s wholly owned subsidiaries, Titan El Toro LLC, Titan Diamond Bar LLC, and Titan Blaine, LLC, Thunder Ridge’s wholly owned subsidiary, Thunder Ridge Logistics, LLC, and EAF’s wholly owned subsidiary, EVO CNG, LLC. All intercompany accounts and transactions have been eliminated upon consolidation.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on May 30, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to revenue recognition, goodwill and long-lived intangible asset valuations, fixed-asset impairment assessments, debt discount, contingencies, valuations of stock consideration paid for acquisitions related to the Ursa, JB Lease and Sheehy, and going concern. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Recently Issued Accounting Pronouncements

Accounting Pronouncement Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 – Leases (ASC Topic 842), which established the new Accounting Standards Codification (“ASC”) Topic 842, Leases, standard. The new standard requires lessees to recognize assets and liabilities arising from both operating and financing leases on the balance sheet. For public business entities, the new standard was effective for fiscal years beginning after December 15, 2018. Companies may apply the amendments in ASU 2016-02 using a modified retrospective approach with an adjustment to retained earnings as of either the beginning of the current year (“ASC Topic 840 Comparative Approach”) or the beginning of the earliest period presented (“ASC Topic 842 Comparative Approach”).

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In July 2018, the FASB issued ASU 2018-11, Leases (ASC Topic 842): Targeted Improvements, which addresses certain issues related to the implementation of ASC Topic 842, including presentation on the statement of cash flows for sales type and direct financing leases, and transition disclosures related to ASC Topic 250. The transition disclosures related to ASC Topic 250 clarify that entities are not required to disclose the impacts of adopting ASC Topic 842 on net income or related per share amounts in both interim and annual reporting periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 but can be early adopted.

Adoption Method and Approach – The Company adopted ASU 2016-02 and ASU 2018-11, Leases (ASC Topic 842), on January 1, 2019 by applying the ASC Topic 840 Comparative Approach, resulting in the recognition of right-of-use assets and lease liabilities related to its operating and financing leases. Comparative information related to periods prior to January 1, 2019 continues to be reported under the legacy guidance in ASC Topic 840.

Practical Expedients – As permitted under ASU 2016-02 (and related ASUs), management elected to apply the package of practical expedients:

●	Lease Identification – An entity need not reassess whether any expired or existing contracts are or contain leases

●	Lease Classification – An entity need not reassess the lease classification for any expired or existing leases (for example, all existing leases that were classified as operating leases in accordance with ASC Topic 840 are now classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC Topic 840 are now classified as finance leases).

●	Initial Direct Costs – An entity need not reassess initial direct costs for any existing leases.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Adoption Date Impact – The required disclosures regarding the adoption date impact of ASC Topic 842 on the condensed consolidated balance sheet are presented below.

	December 31,	Opening Balance	January 1
	2018	Adjustments	2019
Assets
Operating lease right-of-use assets	$-	$4,380,571	$4,380,571
Favorable lease, net	$141,799	$(141,799)	$-

Liabilities
Operating lease liabilities	$-	$4,238,772	$4,238,772

The required disclosures regarding the current period impact of adopting ASC Topic 842 on the condensed consolidated balance sheet are presented below:

	As Reported under ASC Topic 842	If Reported under ASC Topic 840	Effect of Change to ASC Topic 842
Assets
Operating lease right-of-use assets	$4,380,571	$-	$4,380,571

Liabilities
Operating lease liabilities	$4,238,772	$-	$4,238,772

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified non-employee share-based payment awards are measured at the grant-date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified non-employee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The adoption of this standard did not have a material impact to the Company’s financial condition and results of operations.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not plan early adoption of this update and does not expect the adoption of the update to materially change its current accounting methods; therefore, the Company does not expect the adoption to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on its disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This ASU requires up-front implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This new accounting standard will be effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The guidance may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the new standard.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Reclassifications

Certain amounts in the 2018 condensed consolidated financial statements have been reclassified to conform to the 2019 presentation. These reclassifications had no effect on previously reported results of operations or retained deficit.

Note 2 - Acquisitions

The acquisitions described below were each accounted for as business combinations, which require, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

The Company expects the acquisitions to increase the scale of operations and improve margins due to combined revenues and operations, which will produce operational synergies with the CNG stations and the freight trucking services, which is the basis for the acquisition and comprises the resulting recording of goodwill. In addition, the acquisitions expand the Company’s geographic reach.

Sheehy

On January 4, 2019, but effective January 2, 2019, the Company acquired Sheehy. The Company acquired all the outstanding equity interests from the Sheehy stockholders in exchange for 2,240,000 shares of the Company’s common stock. Sheehy is a trucking company based in Waterloo, Wisconsin, and was founded in 1968 to service multiple contracts with USPS dedicated to over-the-road transport of mail between cities throughout the Midwest. The Company also provides general freight contracting. With the acquisition, Sheehy became a wholly owned subsidiary of EVO, Inc.

On January 4, 2019, Sheehy Enterprises, Inc. (“SEI”), a related party and Sheehy entered into an equipment lease agreement with an effective date of January 2, 2019 (the “Equipment Lease”), whereby SEI agreed to lease to Sheehy certain truck and trailer equipment owned by SEI. The Company paid $400,000 to SEI as an initial payment. The Company agreed to pay SEI an amount equal to $83,333 per month for 48 months.

In connection with the Sheehy acquisition and the associated Lease Agreement, the Company issued a promissory note (the “Sheehy Note”) in the principal amount of $400,000 to Sheehy Enterprises as an initial payment under the Lease Agreement. The Sheehy Note bears interest at the rate of 5.65% per annum and had an initial maturity date of March 3, 2019. The Sheehy Note provides for up to four automatic extensions of the maturity date of 30 days each, provided that the Sheehy Note is not in default as of the date of each extension. If the principal and accrued interest on the Sheehy Note are not repaid by the end of the final maturity date extension term, then the principal and accrued interest amount of the Sheehy Note will increase to $450,000 and the balance of the Sheehy Note will automatically convert into shares of the Company’s common stock at a rate of $2.50 per share. As of the final maturity extension date, the principal amount of $400,000 was outstanding. In accordance with the terms of the Sheehy Note, the principal amount increased to $450,000. There also were intercompany receivables and payables due by and between EVO and certain entities owned by SEI shareholders (see Note 5 – Related Party Transactions – Due from Related Party). On November 18, 2019, the Company entered into an Intercompany Debt Repayment and Settlement Agreement (the “Intercompany Agreement”) by and between the Company, John Sheehy, SEI and North American Dispatch Systems (“NADS”). Pursuant to this agreement, EVO assigned $402,058 of their outstanding receivable balance due from NADS as partial payment of the Sheehy Note. The remaining principal amount due plus accrued interest on the Sheehy Note of $39,947 is to be paid in the form of 35,156 shares of EVO common stock. No gain on settlement of related party debt was recorded.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition.

Assets acquired
Accounts receivable – trade	$375,951
Accounts receivable - fuel tax credit	30,397
Prepaid expenses	464,462
Property and equipment	4,128,926
Other long-term assets	2,750
Due from related parties	252,058
Trade name	310,000
Customer relationships	410,000
Non-competition agreement	80,000
Goodwill	4,007,197
Total assets acquired	10,061,741

Liabilities assumed
Accounts payable	(2,907,594)
Accrued expenses	(1,182,468)
Long-term debt	(2,639,146)
Finance lease	(1,047,733)
Total liabilities assumed	(7,776,941)

Net assets acquired	$2,284,800

Consideration paid
Fair value of 2,240,000 shares of common stock issuable	$2,284,800

Total	$2,284,800

The Company accounted for the acquisition as a business combination in accordance with FASB ASC Topic 805, Business Combinations. The acquired assets and liabilities of Sheehy were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The final determination of these preliminary fair values is subject to completion of an assessment of the acquisition-date fair values of acquired assets and liabilities. As of March 31, 2019, the Company has not completed the Sheehy allocation between identifiable intangible assets and goodwill.

The amount of revenue and net loss from Sheehy included in the Company’s condensed consolidated statement of operations for the period from January 2, 2019 to March 31, 2019 was $5,097,582 and $(2,018,622), respectively.

The Company has evaluated the goodwill and determined no portion of the goodwill is deductible for income tax purposes.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Ursa and JB Lease

On February 1, 2019, the Company purchased all the outstanding interests in Ursa for 800,000 shares of the Company’s common stock. In connection with the Ursa acquisition, Leasing acquired JB Lease, an affiliate of Ursa. As consideration for JB Lease, $2,500,000 in cash was paid to the stockholders, approximately $11,200,000 in existing JB Lease indebtedness was assumed, and a promissory note in the principal amount of $6,430,000 was issued to the stockholders (the “JB Lease Note”) with a maturity date of August 2020. The JB Lease Note is interest-free until June 1, 2019 and is secured by 100% of the equity in Ursa and JB Lease. Beginning June 1, 2019, the JB Lease Note provides for monthly principal and interest payments of $50,000 and bears interest at a rate of 9% per annum, which interest is payable monthly in advance beginning June 1, 2019. Ursa is a national carrier specializing in contract transportation for USPS. Additionally, Ursa provides supply chain solutions for many local and national accounts. The Company operates coast to coast in the lower 48 states with the majority of its customers located in the Upper Midwest. JB Lease operates multiple truck service centers, which provide maintenance and repairs to outside fleet vehicles as well as its Company-owned fleet. The revenue producing truck centers operate under the name TruckServ with locations in Janesville and Waukesha, Wisconsin. The Company’s corporate offices are located in Oak Creek, Wisconsin. With the acquisition, Ursa and JB Lease became wholly owned subsidiaries of EVO, Inc. and Leasing, respectively.

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition.

Assets acquired
Cash	$3,742,892
Account receivable – trade	579,188
Other short-term assets	1,646,343
Property and equipment	15,509,169
Trade name	1,300,000
Customer relationships	720,000
Non-competition agreement	80,000
Goodwill	4,470,824
Long-term assets	31,640
Total assets acquired	28,080,056

Liabilities assumed
Accounts payable	(5,640,689)
Accrued expenses	(1,494,505)
Long-term debt	(11,198,862)
Total liabilities assumed	(18,334,056)

Net assets acquired	$9,746,000

Consideration paid
Fair value of 800,000 shares of common stock issuable	$816,000
Cash	2,500,000
Promissory note	6,430,000

Total	$9,746,000

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company accounted for the acquisition as a business combination in accordance with the FASB ASC Topic 805, Business Combinations. The acquired assets and liabilities of Ursa and JB Lease were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The final determination of these preliminary fair values is subject to completion of an assessment of the acquisition-date fair values of acquired assets and liabilities. As of March 31, 2019, the Company has not completed the Ursa and JB Lease allocation between identifiable intangible assets.

The Company engaged a third-party valuation specialist to determine the fair value of the Ursa and JB Lease intangible assets. The Company incurred a total of approximately $15,000 in transaction closing costs, which were expensed as incurred and included in general and administrative expenses in the condensed consolidated statement of operations during the three months ended March 31, 2019, respectively.

The amount of revenue and net loss from Ursa and JB Lease included in the Company’s condensed consolidated statement of operations for the period from February 1, 2019 to March 31, 2019 was $9,219,826 and $(931,345), respectively.

The Company has evaluated the goodwill and determined no portion of the goodwill is deductible for income tax purposes.

Thunder Ridge

On June 1, 2018, pursuant to the Thunder Ridge Purchase Agreement, the Company acquired all the issued and outstanding shares of Thunder Ridge for total consideration of $2,915,000 as outlined below. Thunder Ridge is based in Springfield, Missouri, and is engaged in the business of fulfilling government contracts for freight trucking services and includes operations in Missouri, Kansas, Iowa, Tennessee, New York, Pennsylvania, Maryland, and Texas. With the acquisition, Thunder Ridge became a wholly owned subsidiary of EVO, Inc.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As consideration for the Thunder Ridge shares, the Company issued a promissory note dated June 1, 2018 in the principal amount of $2,500,000 (the “TR Note”). The TR Note bears interest at 6% per year with a default interest rate of 9% per year and had an original maturity date of the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Billy (Trey) Peck’s (“Peck”) employment with the Company by the Company without cause or by Peck for good reason. The TR Note is secured by all the assets of Thunder Ridge pursuant to a security agreement dated June 1, 2018 between the Company, Thunder Ridge, and Peck and is also secured by the Thunder Ridge Shares (“TR Shares”). On December 26, 2018, the Company and Peck entered into an amendment to the Purchase Agreement (the “First Purchase Agreement Amendment”). The First Purchase Agreement Amendment extends the December 31, 2018 portion of the original maturity date to February 28, 2019. On February 28, 2019, the Company and Peck entered into another amendment to the Purchase Agreement (the “Second Purchase Agreement Amendment”). The Second Purchase Agreement Amendment extends the December 31, 2018 portion of the original maturity date to April 30, 2019. On April 30, 2019, the Company and Peck entered into a fourth amendment to the Purchase Agreement (the “Fourth Purchase Agreement Amendment”). The Fourth Purchase Agreement Amendment extended the April 30, 2019 portion of the original maturity date to June 30, 2019. The TR Note called for monthly principal payments of approximately $14,000. As of March 31, 2019, and December 31, 2018, the outstanding balance was $2,358,472 and $2,386,778, respectively. On August 30, 2019 the note was extended until November 2022. Effective with the extension, the Company paid Peck approximately $150,000 in principal and increased the monthly principal payments to $20,000. All accrued and unpaid interest will be due and payable on the maturity date.

If the Company fails to repay the amounts outstanding under the TR Note on or before November 30, 2022, then at the option of Peck the Company shall immediately surrender all right, title and interest in all of the outstanding shares of stock in Thunder Ridge to Peck.

As additional consideration for the TR Shares and pursuant to a subscription agreement with Peck, on June 1, 2018, the Company agreed to issue to Peck (a) 500,000 shares of common stock, par value $0.0001 per share (“Common Stock”) (issued during May 2019) valued at $415,000.

Further, Peck received warrants for employment to be issued upon the first anniversary: (i) a warrant to purchase 333,333 shares of common stock at an exercise price of $3.00 per share (the “$3.00 Warrant”), (ii) on the second anniversary a warrant to purchase 333,333 shares of common stock at an exercise price of $5.00 per share (the “$5.00 Warrant”), and (iii) on the third anniversary a warrant to purchase 333,333 shares of common stock at an exercise price of $7.00 per share (the “$7.00 Warrant,” and together with the $3.00 Warrant and $5.00 Warrant, the (“Warrants”). The Company estimated the fair value of the warrants on the date of grant to be approximately $149,000. The Warrants are exercisable five years from the issuance date.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition.

Assets acquired
Accounts receivable – trade	$2,061,514
Prepaids	160,436
Trade names	460,000
Non-competition agreement	40,000
Customer relationships	2,330,000
Goodwill	2,887,281
Property and equipment	207,734
Deposits and other long-term assets	205,113
Total assets acquired	8,352,078

Liabilities assumed
Accounts payable	(1,027,316)
Accrued expenses	(1,573,578)
Factored receivable advance	(1,230,679)
Line of credit	(421,739)
Long-term debt	(187,016)
Fuel discount advance	(996,750)
Total liabilities assumed	(5,437,078)

Net assets acquired	$2,915,000

Consideration paid
Fair value of 500,000 shares of common stock issuable	$415,000
Promissory note	2,500,000

Total	$2,915,000

The Company has evaluated the goodwill and determined no portion of the goodwill is deductible for income tax purposes.

The Company engaged a third-party valuation specialist to determine the fair value of the Thunder Ridge intangible assets. The Company incurred a total of approximately $50,000 in transaction closing costs, which were expensed as incurred and included in general and administrative expenses in the condensed consolidated statement of operations for the year ended December 31, 2018.

W.E. Graham

The Company purchased 100% of the outstanding member interests of Graham on November 18, 2018 for a $186,000 cash payment and a $300,000 note payable. This was an insignificant acquisition.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Pro Forma Information

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business combinations had occurred on January 1, 2018. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time or that may result in the future. The following table does not include pro forma financial information for Graham, as historical results were not available and not considered material.

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2019	2018
Revenue
As reported	$28,376,046	$320,796
Add pro forma adjustments:
Sheehy	-	6,427,484
Ursa and JB Lease	5,009,963	13,710,489
Thunder Ridge	-	6,297,145

Pro forma revenue	$33,386,009	$26,755,914

Net (loss) income
As reported	$(7,435,129)	$102,717
Add pro forma adjustments:
Sheehy	-	(1,136,464)
Ursa and JB Lease	(102,726)	(291,607)
Thunder Ridge	-	(332,985)

Pro forma net loss	$(7,537,855)	$(1,658,339)

Net (loss) income attributable to common stockholders
As reported	$(7,441,129)	$102,717
Pro forma	$(7,543,855)	$(1,681,059)

Basic and diluted weighted-average common shares outstanding	3,339,356	440,419

Basic and diluted (loss) income per common share, as reported	$(2.23)	$0.23
Basic and diluted loss per common share, pro forma	$(2.26)	$(3.82)

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 - Balance Sheet Disclosures

Accounts receivable – trade, net are summarized as follows:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Accounts receivable – trade	$5,857,870	$6,370,412
Allowance for doubtful accounts	(26,979)	-

	$5,830,891	$6,370,412

Property, equipment, and land are summarized as follows:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Tractors, trailers, and other vehicles	$15,610,298	$377,896
Equipment	6,267,854	3,329,893
Buildings	3,849,312	3,849,312
Land	975,899	975,899
Leasehold improvements	262,485	-
Office equipment	227,020	-
Computer equipment	39,609	37,627
	27,232,477	8,570,627
Less accumulated depreciation	(1,852,455)	(966,765)
	$25,380,022	$7,603,862

Depreciation expense for the three months ended March 31, 2019 and 2018 was $891,358 and $121,528, respectively.

Goodwill consists of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Beginning goodwill	$2,887,281	$-
Additions:
Sheehy acquisition	4,007,197	-
Ursa and JB Lease acquisition	4,470,824	-
Thunder Ridge acquisition	-	2,887,281

	$11,365,302	$2,887,281

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets consist of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Customer list	$3,873,730	$2,743,730
Trade names	2,156,000	546,000
Favorable leases	-	307,000
Non-compete agreement	200,000	40,000
	6,229,730	3,636,730
Less amortization	(617,572)	(599,991)

	$5,612,158	$3,036,739

Amortization expense for the three months ended March 31, 2019 and 2018 was $182,782 and $42,105, respectively. Future amortization expense will be approximately as follows:

2019	$741,000
2020	912,000
2021	748,000
2022	748,000
2023	748,000
Thereafter	1,715,000
$5,612,000

The favorable lease and accumulated amortization were reclassified with the adoption of ASC 842 into right-of -use asset.

Accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)

Compensation, related taxes, and benefits	$2,623,939	$1,344,046
Purchased transportation	1,690,668	2,187,616
Credit cards	695,785	584,746
Professional fees	621,045	250,000
CNG expenses	450.000	-
Federal alternative fuels tax credit	271,607	242,725
Interest	216,595	137,597
Operating expenses	86,492	80,573
Excise taxes	38,397	5,273
Regulatory fees	-	233,279
Deferred rent	-	7,462

	$6,694,528	$5,073,317

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 - Segment Reporting

The Company’s two reportable segments are Trucking and CNG Fueling Stations.

Trucking. Trucking is comprised of domestic freight trucking and surface transportation services to the USPS, with the USPS granting four-year contracts through a bid process.

CNG Fueling Stations. The Company operates five CNG fueling stations located in California, Texas, Arizona, and Wisconsin. Revenue is derived from agreements with high-volume fleet operators. In most instances each station has a principal customer comprising a majority of its revenues.

In determining its reportable segments, the Company’s management focuses on financial information, such as operating revenue, operating expense categories, operating ratios, and operating income as well as on key operating statistics to make operating decisions.

The trucking segment includes $11,365,302 of goodwill in the three months ended March 31, 2019.

The following tables summarize operating activities by segment.

	For the Three Months Ended
	March 31, 2019 (Unaudited)
	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Total revenues	$28,091,155	$284,891	$-	$28,376,046
Operating expenses	(31,474,491)	(686,932)	(1,299,238)	(33.460,661)
Depreciation and amortization	(1,092,278)	(141,090)	(2,444)	(1,235,812)
Interest and other (expense) income, net	(520,965)	(14,867)	(578,870)	(1,114,702)

Net loss	$(4,996,579)	$(557,998)	$(1,880,552)	$(7,435,129)

	For the Three Months Ended
	March 31, 2018 (Unaudited)
	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Total revenues	$-	$320,796	$-	$320,796
Operating expenses	-	(206,394)	(262,888)	(469,282)
Depreciation and amortization	-	(163,633)	-	(163,633)
Interest and other (expense) income, net	-	818,897	(404,061)	414,836

Net income (loss)	$-	$769,666	$(666,949)	$102,717

For the three months ended March 31, 2019 and 2018, the revenues from one customer accounted for approximately 99% and 0%, respectively, of total consolidated revenues.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize total assets by segment:

	As of
	March 31, 2019 (Unaudited)
	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Property, equipment, and land, net	$18,020,014	$7,132,786	$227,222	$25,380,022
Goodwill	11,365,302	-	-	11,365,302
Intangibles	5,612,158	-	-	5,612,158
Right of use asset	10,664,554	141,799	189,580	10,995,933
Other assets	10,446,183	940,880	12,316	11,399,379

Total assets	$56,108,211	$8,215,465	$429,118	$64,752,794

	As of
	December 31, 2018
	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Property, equipment, and land, net	$349,549	$7,254,313	$-	$7,603,862
Goodwill	2,887,281			2,887,281
Intangibles	2,894,940	141,799	-	3,036,739
Right of use asset	-	-	-	-
Other assets	7,929,703	1,187,947	5,074	9,122,724

Total assets	$14,061,473	$8,584,059	$5,074	$22,650,606

Note 5 - Related Party Transactions

Accounts Payable - Related Party

The Company’s accounts payable - related party consist of guaranteed payments and expense reimbursement to members and purchased technology from an entity owned by an officer of the Company. Accounts payable - related party was $428,217 and $337,345 as of March 31, 2019 and December 31, 2018, respectively.

On April 1, 2019, the Company issued 117,092 shares of common stock to settle the Separation Agreement with a former officer. The settlement included reimbursement of the $37,500 of advances and approximately $300,000 of the accounts payable - related party.

During the three months ended March 31, 2019, the Company purchased software technology for operations from an entity owned by an officer of the Company and recognized expense of approximately $121,000.

Due from Related Party

The related party balances as of January 2, 2019 were acquired as part of the Sheehy acquisition (see Note 2 – Acquisitions – Sheehy). Sheehy Enterprises Inc. (“SEI”) and North American Dispatch Systems (“NADS”) are companies controlled by an officer of the Company. The transactions representing the balance due to SEI and due from NADS at January 2, 2019 were for ordinary course business transactions incurred prior to the acquisition. The balance due to Stockholder as of January 2, 2019, represents personal funds advanced to Sheehy for general working capital purposes prior to the acquisition. The Stockholder and Sheehy did not enter into a formal loan agreement, but agreed that advance would be repaid when funds were available. On January 7, 2019, the Company transferred a total of $150,000 to SEI to fully repay the balance due to Stockholder and reduce the payable due to SEI.

	March 31,	January 2,
	2019	2019
	(Unaudited)	(Unaudited)

Sheehy Enterprises Inc.	$(374,890)	$(439,890)
North American Dispatch Systems	776,948	776,948
Stockholder	-	(85,000)

	$402,058	$252,058

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On November 18, 2019, and pursuant to the Intercompany Agreement, the Company assigned $374,890 of the NADS receivable balance to SEI as full payment of the SEI payable. The remaining NADS receivable of $402,058 was assigned to SEI as a partial payment of the Sheehy Note (See Note 2 – Acquisitions – Sheehy). The remaining principal amount due of $47,942 plus accrued interest of $39,947 is to be paid in the form of 35,156 shares of EVO common stock.

Advances from Related Party

As of March 31, 2019 and December 31, 2018, advances from EAF member were $324,429 to the Company.

Accounts Receivable – Related Party

The Company sold an immaterial amount of CNG to an officer’s company. As of March 31, 2019 and December 31, 2018, accounts receivable – related party was $0 and $40,571, respectively.

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $1,095,103 and $922,471 as of March 31, 2019 and December 31, 2018, respectively.

Off Balance Sheet Arrangements - Collateral Security Pledge Agreement

On January 31, 2019, the Company entered into a Collateral Security Pledge Agreement with SEI to satisfy the Sheehy captive insurance security deposit requirement for 2019 (see Note 11 - Commitments and Contingencies - Off Balance Sheet Arrangements - Captive Insurance). Under the agreement SEI has pledged a total of $327,975 in cash and investments held in the SEI captive insurance member account. The pledged collateral remains the exclusive property of SEI and any interest earned on the pledged collateral during the term of the agreement will accrue exclusively to the benefit of SEI. The Company has no claim to the pledged collateral or any accrued interest. The agreement expires March 1, 2020 and may be extended by mutual written consent by both parties under the same conditions.

For further information regarding related-party transactions, see Note 2 for acquisitions. In addition, the Company entered into multiple related-party transactions as described in Notes 8, 9, and 10.

Note 6 - Factoring

The Company entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”), which has been extended to February 18, 2021. Pursuant to the terms of the agreement, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a recourse basis for credit-approved accounts. The Factor remits 95% of the accounts receivable balance to the Company (the “Advance Amount”) with the remaining balance, less fees to be forwarded once the Factor collects the full accounts receivable balance from the customer. Financing costs are comprised of an interest rate of Prime plus 3.75% plus a factor fee of 0.85% of the face amount of the invoice factored based upon number of days the Advance Amount remains outstanding. Interest and factoring costs are included in interest expense. Total interest and financing fees for factored receivables for the three months ended March 31, 2019 and 2018, were $308,779 and $0, respectively. The fees are included in interest expense in the condensed consolidated statement of operations.

Note 7 - Line-of-Credit

The Company had two line-of-credit agreements with a bank that provided for a borrowing capacity of $421,738. Amounts outstanding bear interest at 6.75% and are secured by equipment. As of March 31, 2019 and December 31, 2018, the outstanding balance was $310,589 and $316,589, respectively. During October 2018, the Company paid the $100,000 line-of-credit in full and extended the $321,739 line-of-credit’s maturity to April 2019. During April 2019 the line-of-credit was paid in full.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 - Long-Term Debt

Long-term debt consists of:

	March 31,	December 31,
	2019	2018
	(Unaudited)
$1,300,000 SBA note payable issued December 31, 2014, with interest adjusted to the SBA LIBOR base rate, plus 2.35%. The note requires monthly principal and interest payments of $15,288. The note matures March 2024, is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan. The note is a co-borrower arrangement between Titan and Titan El Toro, LLC with the proceeds received by Titan El Toro, LLC. In 2016, the Company issued 35,491 units (equivalent to 31,203 common shares) to those members as compensation for the guarantee. The Company was not in compliance with the financial ratio covenants at December 31, 2018. Subsequent to year-end, the financial ratio covenants were waived for 2018 and eliminated for all future periods.	$917,596	$950,582
Four promissory notes with an aggregate of $9,500,000 to the former EAF members with interest at 1.5%, issued February 1, 2017, and mature February 1, 2026. These convertible promissory notes are secured by substantially all the assets of EAF. The Company imputed an interest rate of 12.8% on the promissory notes. The discount is accreted over the period from the date of the amendment, October 24, 2018, to the date the promissory notes are due using the effective interest rate method. As of March 31, 2019 and December 31, 2018, the debt discount was $7,398,947 and $7,495,295, respectively. As amended during 2018, the debt is convertible into a fixed amount of 7,000,000 shares of common stock.	9,500,000	9,500,000
One subordinated senior note payable to a stockholder with interest at 16% and maturity during October 2017. The note is in default as of March 31, 2019 and due on demand.	75,000	75,000
$3,800,000 senior promissory note issued on February 1, 2017, to a former EAF member with interest at 7.5% and default interest of 12.5% per annum, an original maturity of the earlier of (a) December 2017; (b) ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million; or (c) an event of default. During April 2018, the promissory note’s maturity date was extended to July 2019. The senior promissory note is unsecured. During September 2019 the senior promissory note was extended to November 2022 and is subordinated to the lender pursuant to a loan financing agreement No principal and interest payments are due until maturity.	3,800,000	3,800,000
$4,000,000 promissory note issued on February 1, 2017, to a former EAF member with interest at 7.5%, with maturity during February 2020. The note is guaranteed by substantially all the assets of EAF and the Company. No principal and interest payments are due until maturity. During September 2019 the senior promissory note was extended to November 2022 and is subordinated to the lender pursuant to a loan financing agreement No principal and interest payments are due until maturity.	4,000,000	4,000,000

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2019	December 31, 2018
	(Unaudited)
$4,005,000 Secured Convertible Promissory Notes (“Secured Convertible Notes”) issued during August 2018. The Company paid debt issuance costs of $524,987 in connection with the Secured Convertible Notes. They bear interest at 9%, compounded quarterly, with principal due two years after issuance and are secured by all the assets of the Company. The holder may agree, at their discretion, to add accrued interest in lieu of payment to the principal balance of the Secured Convertible Notes on the first day of each calendar quarter. The Secured Convertible Notes may not be prepaid prior to the first anniversary of the date of issuance, but may be prepaid without penalty after the first anniversary of the date of issuance.
The Secured Convertible Notes also provide that the Company will prepare and file with the SEC, as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company will be required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. Payments for liquidation damages began during August 2019.
As additional consideration for the Secured Convertible Notes, the Company issued warrants to the Holders to purchase 1,602,000 shares of common stock at an exercise price of $2.50 per share, exercisable for ten years from the date of issuance. The fair value of the warrants issued determined using the Black-Scholes pricing model was $747,223, calculated with a ten-year term; 65% volatility; 2.89%, 2.85% or 3.00% discount rates, and the assumption of no dividends.
As of March 31, 2019 and December 31, 2018, the unamortized debt discount was $499,475 and $591,598, respectively, and the unamortized debt issuance costs were $349,991 and $415,614, respectively. For the three months ended March 31, 2019 $27,510 of interest was added to the principal balance.	4,067,140	4,039,630
$2,500,000 promissory note - stockholder issued June 1, 2018, with interest at 6% and a maturity date of the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. The note is collateralized by all the assets of Thunder Ridge. On December 26, 2018, the maturity date was extended to February 28, 2019. On February 28, 2019, the maturity date was further extended to April 30, 2019. On April 30, 2019, the maturity date was again extended to June 30, 2019. The note called for monthly principal payments of approximately $14,000. On August 30, 2019 the note was extended until November 2022. Effective with the extension the Company paid Peck approximately $164,000 in principal and increased the monthly principal payments to $20,000. All accrued and unpaid interest will be due and payable on the maturity date.	2,358,472	2,386,778

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31,	December 31,
	2019	2018
	(Unaudited)
$300,000 note payable issued during November 2018, with interest at 3% and a maturity date of October 2022. The note calls for quarterly principal payments on January, April, July, and October 1st of $18,750 plus the related accrued interest.	262,508	281,250
Three notes payable to banks acquired from Thunder Ridge with interest ranging from 2.99% to 6.92%, with monthly payments of principal and interest in aggregate of $2,633, and maturity dates between September 2020 and January 2023. The notes are collateralized by equipment.	91,606	100,966
Thunder Ridge signed an agreement with a supplier on August 31, 2017, in which $1,000,000 was advanced to Thunder Ridge during 2017. The advance bears interest at 8.5% and is collateralized by substantially all of Thunder Ridge’s assets. As Thunder Ridge purchases fuel from the supplier’s station, Thunder Ridge reduces its fuel advance liability by $0.25 per gallon. Purchases made during the three months ended March 31, 2019 and 2018, were nominal. With the Thunder Ridge acquisition, the maturity date was extended from December 31, 2018 to June 2021.	975,296	977,698
$6,430,000 promissory note - stockholder issued February 2, 2019, with interest at 9% and a maturity date of August 31, 2020. The note is collateralized by all the assets of Ursa and JB Lease. Principal and interest payments commence June 1, 2019 in equal monthly installments of $50,000 with a final payment of $6,400,000. On August 30, 2019, the note was extended to November 2022.	6,430,000	-
$400,000 promissory note - stockholder issued January 2, 2019, with interest at 5.65% with maturity within 60 days of issuance. The note automatically renews a maximum of four times for 30 days. If the renewals have been exhausted, the note will increase in value to $450,000 and convert to shares of common stock at $2.50 per share. As of the final maturity extension date, the principal amount of $400,000 was outstanding. In accordance with the terms of the Sheehy Note, the principal amount increased to $450,000. On November 18, 2019, the Sheehy Note and all accrued interest was deemed to be paid in full under the terms of the Intercompany Agreement (See Note 5 - Related Party Transactions – Due from Related Party).	400,000	-
Various notes payable acquired from JB Lease to multiple lenders with interest rates ranging from 3.9% to 5.1%. The notes call for monthly principal payments ranging from $365 to $28,756 and interest payments and maturity dates ranging from September 2019 to August 2024. These notes are collateralized by transportation equipment and guaranteed by the stockholders of the Company. JB Lease is currently out of compliance with the loan covenants associated with the bank loans and has classified the related balances as current.	7,277,178	-
$800,000 note payable to a financing company issued February 11, 2019, with interest at 10.2% and a maturity date of February 11, 2023. The note is collateralized by certain equipment and guaranteed by a member of management. The note requires principal and interest payments in equal monthly installments of $19,566, with the final payment of $48,000.	800,000	-
$275,215 note payable to a financing company issued January 22, 2019, with interest at 10.6% and a maturity date of January 22, 2023. The note is collateralized by certain equipment and guaranteed by certain members of management. Principal and interest payments in equal monthly installments of $6,785 with the final payment of $16,513.	257,126	-

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31,	December 31,
	2019	2018
	(Unaudited)
$3,826,475, note payable to a financing company issued January 23, 2019, with interest at 10.1% and a maturity date of February 23, 2024. The note is collateralized by certain equipment and guaranteed by certain members of management. The note requires principal and interest payments in equal monthly installments of $78,507 with the final payment of $229,589.	3,637,421	-
Equipment notes payable acquired from Sheehy to various financing companies. The notes have maturity dates varying from June 2020 to August 2020. Monthly payments ranging from $29,867 to $30,525. Interest rates range from 3.1% to 4.1%. The notes are guaranteed by stockholders and secured by the equipment and a general business security interest.	1,427,103	-
Notes payable to a bank acquired from Sheehy with interest of 4.35% to 4.375%. The notes call for monthly principal and interest payments ranging from $2,391 to $10,189, with final payments of $130,701 to $246,771. The notes mature between September 2020 and December 2021 and are collateralized by substantially all assets of the Company. The notes are subject to certain restrictive covenants. The Company was not in compliance with the financial ratio covenants at March 31, 2019.	912,312	-
$229,666 note payable with a financing company issued during February 2019, with interest at 8.94% and a maturity date during March 2023. The note is collateralized by certain equipment. The note requires principal and interest payments in equal monthly installments of $5,059.	201,117	-
	47,389,875	26,111,904

Debt issuance cost	(349,991)	(415,614)

Debt discount	(7,898,422)	(8,086,893)
	39,141,462	17,609,397

Less current portion	(17,906,722	(6,531,017)

	$21,234,740	$11,078,380

Maturities of long-term obligations are as follows:

	Related Party Notes	Other Notes	Total
2019 remaining	$10,570,506	$7,336,216	$17,906,722
2020	6,417,966	2,923,601	9,341,567
2021	-	7,391,802	7,391,802
2022	-	1,497,179	1,497,179
2023	-	1,752,605	1,752,605
Thereafter	9,500,000	-	9,500,000

	$26,488,472	$20,901,403	$47,389,875

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

During September 2019 $7,800,000 of debt obligations, due on demand and through August 2020 were subordinated and extended to November 2022 pursuant to Antara Financing Agreement as discussed in Note 13.

Amortization of debt issuance and debt discount costs are as follows:

	Debt Issuance	Debt Discount	Total
2019	$196,870	$610,530	$807,400
2020	153,121	767,744	920,865
2021	-	710,486	710,486
2022	-	918,205	918,205
2023	-	1,186,655	1,186,655
Thereafter	-	3,704,802	3,704,802

	$349,991	$7,898,422	$8,248,413

Note 9 - Stockholders’ Deficit

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2,500,000 pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, and (ii) a detachable warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company estimated the fair value of the warrants to be approximately $393,356 through the Black-Scholes Pricing Model, calculated with a ten-year term; 65% volatility; 2.94% discount rate and the assumption of no dividends. The Company did not pay any commissions in connection with the sale of these Units.

During March 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s stockholders, including entities affiliated with a director of the Company, and the Company’s former president. Pursuant to the terms of the Escrow Agreement, the stockholders party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by the Company until such time as one or more third parties offer to purchase the escrowed shares and the Company approves such purchase or purchases. Seventy-five percent of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the SBA loan, and the remaining 25% of the proceeds will be paid pro rata to the stockholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase common stock to the stockholders party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years. The Company estimated the value of the warrants to be $9,179 through the Black-Scholes Pricing Model calculated with a five-year term; 49% volatility; 2.85% discount rate, and the assumption of no dividends.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On October 9, 2017, management of the Company terminated the employment of the Company’s president. In connection with his termination, the Company and former president entered into a Mutual Separation Agreement dated October 9, 2017 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company and former president agreed that (i) his last day of employment with the Company was October 9, 2017, (ii) he will be paid an aggregate of $97,069 within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings, and (iii) in satisfaction of $240,276 of deferred compensation, the Company will issue 89,092 shares of its common stock within ten business days after the Company raises an aggregate of $2 million in any combination of public or private debt or equity securities offerings. The $97,069 payment had not been rendered and the stock had not been issued as of March 31, 2019. The balances are included in accounts payable – related party.

On April 1, 2019, the Company issued 117,092 shares of common stock to settle the Separation Agreement with the former president. The settlement included $37,500 of advances from a related party and approximately $300,000 for accounts payable - related party.

Common Stock Subscribed

As of March 31, 2019, and December 31, 2018, the Company agreed to issue 500,000, 2,240,000 and 800,000 shares of common stock pursuant to the Thunder Ridge, Sheehy, and Ursa acquisitions. Subsequent to March 31, 2019, the Thunder Ridge, Sheehy, and Ursa common stock was issued for a total of 3,540,000 shares.

Series A Preferred Stock

On April 13, 2018, the Company issued 100,000 shares of Series A Preferred stock containing 15:1 voting rights to a related party for advisory services rendered to the Company. The fair value of the services rendered was assessed at $234,000.

Dividends

Generally, the holders of the Preferred Stock are entitled to receive if, when, and as declared by the Board of Directors, an annual non-compounding dividend, payable at the rate of 8% and payable quarterly in arrears in cash, or, at the Company’s option, an annual non-compounding dividend of 12%, payable quarterly in arrears in the form of shares of Preferred Stock at a rate of $3.00 per share. Such dividends begin to accrue as of the date on which the Preferred Stock is issued and will accrue whether declared and whether there are funds legally available for the payment of dividends. As of March 31, 2019 and December 31, 2018, the Company accrued $23,227 and $17,227, respectively, in dividends.

Accrued and unpaid dividends upon conversion will automatically be converted into shares of the Company’s common stock, par value $0.0001 per share. An assumed value of $3.00 per share of common stock will be used to determine the number of shares of common stock to be issued for such accrued and unpaid dividends.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Redemption

At the option of the holder and upon written notice to the Company, the Preferred Stock is redeemable at any time after August 1, 2018, at the liquidation price at $3.00 per share, plus all declared and unpaid dividends. In addition, the Company has an ongoing right to purchase all or any portion of the outstanding shares of the Preferred Stock. The redemption rights require the Company to present the Preferred Stock in the mezzanine level of the accompanying balance sheet.

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

Conversion Rights

Each share of Preferred Stock will convert to one fully paid and non-assessable share of the Company’s common stock at any time at the option of the holder or the Company, subject to adjustments for stock dividends, splits, combinations, and similar events. If the closing price on all domestic securities exchanges on which the Common Stock may at the time be listed exceeds $6.00 per share for 30 consecutive trading days and the daily trading volume of the common stock is at least 20,000 shares for that same period, each share of Preferred Stock will automatically convert to one share of the Company’s common stock.

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

As of March 31, 2019, there were 1,430,750 shares reserved for grant. Subsequently, a total of 1,650,000 options were granted which resulted in the total number of options granted exceeding the number of options available under the Amended 2018 Plan. The Company and the Board of Directors intend to increase the number of available options so it exceeds the number of options which have been granted.

The Amended 2018 Plan provides for awards of non-statutory stock options, incentive stock options, and restrictive stock awards within the meaning of Section 422 of the Internal Revenue Code (the “Code”) and stock purchase rights to purchase shares of the Company’s common stock.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Amended 2018 Plan is administered by the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options (generally vest ratably over three years with one-quarter (1/4) of the options vest and become exercisable on the grant date) and all other terms and conditions of each award. Stock options have a maximum term of ten years, and it is the Company’s practice to grant options to employees with exercise prices equal to or greater than the estimated fair market value of its common stock.

The Board of Directors may suspend or terminate the Amended 2018 Plan or any portion thereof at any time, and may amend the Amended 2018 Plan from time to time in such respects as the Board of Directors may deem advisable in order that incentive awards under the Amended 2018 Plan will conform to any change in applicable laws or regulations or in any other respect the Board of Directors may deem to be in the best interests of the Company, provided, however, that amendments to the Amended 2018 Plan will not be effective without approval of the stockholders of the Company if stockholder approval of the amendment is then required pursuant to Section 422 of the Code or the rules of any stock exchange or NASDAQ or similar regulatory body. No termination, suspension or amendment of the Amended 2018 Plan may adversely affect any outstanding incentive award without the consent of the affected participant.

Restricted stock awards are made by the issuance to the participant of the actual shares represented by that grant. Any shares of restricted stock issued are registered in the name of the participant and bear an appropriate legend referring to the terms, conditions, and restrictions applicable to the award. Shares of restricted stock granted under the Amended 2018 Plan may not be sold, transferred, pledged, or assigned until the termination of the applicable period of restriction. After the last day of the period of restriction, shares of restricted stock become freely transferable by the participant. During the period of restriction, a participant holding shares of restricted stock granted under the Amended 2018 Plan may exercise full voting rights with respect to those shares, unless otherwise specified in the applicable award agreement. As of March 31, 2019 and December 31, 2018, there were no shares of restricted stock outstanding.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of each award is estimated on the date of grant. Stock option values are estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. The expected option terms are calculated based on the “simplified” method for “plain vanilla” options due to the Company’s limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. Expected volatilities used in the valuation model are based on the selected comparable companies. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends. There is no estimated forfeiture rate. During the three months ended March 31, 2019 and 2018, the Company has recorded stock-based compensation expense of $86,262 and $0 respectively, associated with stock options. As of March 31, 2019 and 2018, the Company has estimated approximately $742,000 and $0, respectively, of future compensation costs related to the unvested portions of outstanding stock options. Options vest ratably over three years. One-quarter (1/4) of the options vest and become exercisable on the grant date. The remaining vest and become exercisable ratably on the first, second, and third anniversaries of the date of grant. As of March 31, 2019 and 2018, there was no intrinsic value to the stock options.

The following table presents the activity for options outstanding:

	Incentive	Weighted
	Stock	Average
	Options	Exercise Price
Outstanding – January 1, 2019	4,700,000	-
Granted	119,250	2.50
Forfeited/canceled	-	-
Exercised	-	-

Outstanding - March 31, 2019 (unaudited)	4,819,250	$2.50

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$2.50	4,819,250	$2.50	9.10	1,204,816	$2.50

Total - March 31, 2019	4,819,250	$2.50	9.10	1,204,816	$2.50

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Approximate risk-free rate	2.54%	N/A
Average expected life	7 years	N/A
Dividend yield	0%	N/A
Volatility	44.3	N/A
Estimated fair value of total options granted	$30,713	N/A

There were no options issued or outstanding as of March 31, 2018.

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

During the year ended December 31, 2018, the Company issued 1,602,000 warrants associated with the Secured convertible promissory notes. The fair value of the warrants issued determined using the Black-Scholes pricing model was $747,223, calculated with a ten-year term; 65% volatility, 2.89%, 2.85%, or 3.00% discount rates; and the assumption of no dividends.

During the year ended December 31, 2018, the Company issued 999,999 warrants contingent on continued employment. The warrants vest in three tranches of 333,333 warrants each year during 2019, 2020, and 2021. The fair value of the warrants issued, determined using the Black-Scholes pricing model, was $149,390, calculated with six-, seven-, and eight-year terms, respectively; 55%, 51%, and 53% volatility, respectively; 2.8%, 2.85%, and 2.87% discount rate, respectively; and the assumption of no dividends. During the three months ended March 31, 2019 and 2018, the Company has recorded warrant-based compensation expense of $13,603 and $0 associated with the warrants.

During the year ended December 31, 2018, the Company issued 161,100 warrants for services. The fair value of the warrants issued, determined using the Black-Scholes pricing model, was $75,340, calculated with a five-year term; 49% volatility; 2.85% discount rate; and the assumption of no dividends. See additional disclosure regarding warrant issuances within this note.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the activity for warrants outstanding:

Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding – January 1, 2019	4,293,894	3.09
Issued	-	-
Forfeited/canceled	-	-
Exercised	-	-

Outstanding - March 31, 2019 (unaudited)	4,293,894	$3.09

The following tables presents the composition of warrants outstanding and exercisable:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$2.50 - $7.00	4,293,894	$3.09	8.06	3,293,895	$2.52

Total - March 31, 2019	4,293,894	$3.09	8.06	3,293,895	$2.52

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$2.50 - $3.00	1,343,334	$3.18	4.92	1,343,334	$3.18

Total - March 31, 2018	1,343,334	$3.18	4.92	1,343,334	$3.18

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Approximate risk-free rate	N/A	2.69%
Average expected life	N/A	5 years
Dividend yield	N/A	0%
Volatility	N/A	103.75%
Estimated fair value of total warrants granted	N/A	$34,719

The fair value of the warrants issued was determined using the Black-Scholes pricing model for the three months ended March 31, 2019 and 2018 was $0 and $34,719, respectively. As of March 31, 2019 and December 31, 2018, there was no intrinsic value to the warrants.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 - Leases

The Company recorded a Right-of-Use Asset and Lease Liability on the Consolidated Balance Sheet of approximately $4 million upon adoption. The Sheehy and Ursa acquisitions increased the Right-of-Use Asset and Lease Liability by approximately $5.4 million and $2.0 million, respectively. As of March 31, 2019, the Company had various obligations remaining under operating and finance lease arrangements related primarily to the rental of trucks and trailers, maintenance and support facilities, office space, and parking yards. Many of these leases include one or more options, at the Company’s discretion, to renew and extend the agreement beyond the current lease expiration date. These options are included in the calculation of the Company’s operating lease liability when it becomes reasonably certain the option will be exercised. For the three months ended March 31, 2019, there were no options included in the operating lease liability calculation. The Company’s lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For the three months ended March 31, 2019, lease expense for month-to-month leases was approximately $1,767,000.

Right-of-use assets are summarized as follows:

Operating lease	$9,928,193
Finance lease	1,067,740

$10,995,933

When available, the Company uses the rate implicit in the lease to discount lease payments; however, the implicit rate in the lease is not readily determinable for all the leases. In such cases, the Company uses an estimate of the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company used the factor borrowing rate.

Finance Leases

Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the expected useful life or the lease term, and the carrying amount of the lease liability is adjusted to reflect interest expense, which is recorded in interest expense.

The Company is obligated under finance leases covering revenue equipment for a total of $1,233,000 and $0 as of March 31, 2019 and December 31, 2018, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at March 31, 2019 and December 31, 2018 was 10.5% and 0%. As of March 31, 2019, the weighted-average remaining lease term for the Company’s outstanding financing lease obligations was 1.9 years.

Principal Maturities of the Finance Leases

The principal maturities on the finance leases, are as follows:

Year	Amount

2019 remaining	$378,782
2020	600,809
2021	43,427
2022	48,986
2023	22,769
Total	1,094,773

Less current portion	(526,683)

$568,090

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2019, the Company’s finance lease payments were approximately $158,900 with $7,900 interest. The components of finance lease costs are included in short-term finance lease liability and interest expense. Cash paid for the finance leases was approximately $151,000 for the three months ended March 31, 2019, and is included in financing activities on the statement of cash flows. Cash paid for finance leases interest was approximately $7,900 and is included in included in interest paid within supplemental cash flow information for the three months ended March 31, 2019, amortization expense was $161,672.

Operating Leases

Operating lease right-of-use assets are amortized over the lease term as a component of the straight-line payments and the calculated interest expense, all of which is included in rent expense, and the lease liability is measured at the present value of the remaining lease payments. Operating lease costs are recognized on a straight-line basis over the term of the lease within operating supplies and expenses and equipment rent. As of March 31, 2019, the Company did not have any significant leases executed, but not yet commenced.

Operating lease expense and cash paid for amounts included in the present value of operating lease liabilities was $1,033,000 during the three months ended March 31, 2019, and is included in operating cash flows.

Variable lease costs of mileage and administrative fees for the three months ended March 31, 2019 were approximately $100,000 and included in equipment rent.

During January 2019, the Company paid a $400,000 deposit for truck leases to a related party. The payment is included in right-of-use assets and classified in investing activities in the statement of cash flows.

As of March 31, 2019, the weighted-average remaining lease term for the Company’s outstanding operating lease obligations was 4.4 years and the weighted-average discount rate was 10.5%.

The Company entered into non-cancelable leases with related parties for trucks, office space and terminals expiring at various dates through September 2038. Over the term of the leases the approximate rent expense will be $6,448,000.

Maturities of operating lease liabilities as of March 31, 2019 are as follows

2019 remaining	$1,883,741
2020	2,244,495
2021	1,785,246
2022	1,857,025
2023	459,729
Thereafter	1,169,113
Total lease payments	9,399,349
Less current portion	(2,573,654)

$6,825,695

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Sale Lease Back

During January 2019, the Company entered into a sale-leaseback transaction whereby it sold equipment for $186,000 and concurrently entered into a finance lease agreement for the sold equipment with a 49-month term. Under the lease agreement, the Company will pay an initial monthly payment of $4,871 and a final payment of $18,600. The gain on the transaction was de minims.

Note 11 – Commitments and Contingencies

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Long-Term Take-or-Pay Natural Gas Supply Contracts

At March 31, 2019, the Company had commitments to purchase natural gas on a take-or-pay basis of approximately $545,000. The contracts commenced beginning in November 2013. It is anticipated these are normal purchases that will be necessary for sales, and no cash settlements will be made related to the purchase commitments. The terms of the take-or-pay natural gas supply contracts range between April 2019 and September 2019. At March 31, 2019, the estimated remaining liability under the take-or-pay arrangements was approximately $450,000 recorded as other accrued.

Captive Insurance

Prior to the acquisition, Sheehy was self-insured for certain insurance risks with a captive insurance company under SEI. Upon the acquisition of Sheehy from SEI in January 2019 (see Note 2 – Acquisitions – Sheehy for additional information related to the acquisition), the Company became a member of the captive and Sheehy was transferred to the EVO member account. As a member of the captive, the Company is required to maintain a security deposit. The security deposit requirement is calculated at the renewal date of March 1st each year and is based on the prior three years of premium experience. The security deposit may be satisfied with either cash and/or investment collateral held in the captive or with a letter of credit. The Company’s security deposit requirement for 2019 was $327,975, based on a single year of premium experience. SEI agreed to pledge excess cash and investments held in the captive under the SEI member account to satisfy the Company’s security deposit requirement for 2019. The Collateral Pledge Agreement between the Company and SEI expires March 1, 2020 and may be extended by mutual written consent by both parties. The Company will be responsible for providing sufficient collateral to satisfy the security deposit with the captive on expiration of the agreement. The Company is also responsible for providing any additional collateral that may requested by the captive. See Note 5 – Related Parties – Collateral Pledge Agreement for terms of the agreement.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 - Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

Note 13 - Subsequent Events

On May 31, 2019, EVO Transportation & Energy Services, Inc. (the “Company”) sold Units (the “Units”) at a price of $2.50 per Unit pursuant to the terms of a subscription agreement with certain accredited investors. Each Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share, and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company sold a total of 4,560,000 Units for aggregate gross proceeds of $11,400,000. The Company did not pay underwriter discounts or commissions in connection with the sale of these Units. The fair value of the warrants issued determined using the Black-Scholes pricing model was $2,057,098, calculated with a ten-year term; 60% volatility, 2.49% discount rates; and the assumption of no dividends.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On July 19, 2019, but effective July 15, 2019, the Company entered into and consummated the transactions contemplated by a stock purchase and exchange agreement (the “Purchase and Exchange Agreement”) pursuant to which the Company acquired all of the issued and outstanding equity interests (the “Acquired Interests”) in Courtlandt and Brown Enterprises, LLC, a New Jersey limited liability company (“Courtlandt”) and Finkle Transport, Inc., a New Jersey corporation (“Finkle”), from the Finkle Owners. As a result of the transaction, Finkle and Courtlandt became wholly owned subsidiaries of the Company. Finkle and Courtlandt are based in Clifton, New Jersey, and are engaged in the business of fulfilling government contracts for freight trucking services as well as providing freight trucking services to non-government entities, in all cases in Class 8 and tractor-trailer only and specifically excluding last-mile or final-mile delivery. Pursuant to the Purchase and Exchange Agreement, the Company acquired all of the Acquired Interests for $12,000,000, consisting of: (i) $3,125,000 paid by issuance of 1,250,000 shares of Company common stock at a price per share of $2.50; (ii) $1,250,000 in cash; $5,011,364 in assumed indebtedness; and (iv) an earnout of up to $2,613,635 (the “Earnout”), which is payable in shares of Company common stock at a price per share of $2.50. The Earnout will be calculated within 30 days of the first anniversary of the Purchase and Exchange Agreement and will equal three times EBITDA (as defined in the Purchase and Exchange Agreement) of Courtlandt and Finkle for the 12 months ended June 30, 2019 (subject to a cap of $12,000,000) minus the amounts paid at closing.

Ritter Acquisition

On September 16, 2019, the Company entered into and consummated the transactions contemplated by a stock exchange agreement, a stock purchase agreement, and a membership interest purchase agreement (collectively the “Ritter Acquisition”), pursuant to which the Company acquired all of the issued and outstanding equity interests in John W. Ritter, Inc., a Maryland corporation (“JWR”), Ritter Transportation Systems, Inc., a Maryland corporation (“RTS”), Ritter Transport, Inc., a Maryland corporation (“RTI”), and Johmar Leasing Company, LLC, a Maryland limited liability company (“Johmar”), collectively (the “Ritter Interests” or “Ritter Companies”). As a result of the transaction, RTS, RTI, JWR and Johmar became wholly owned subsidiaries of the Company. The Ritter Companies are based in Laurel, Maryland. JWR is engaged in the business of fulfilling government contracts for freight trucking services as well as providing freight trucking services to non-government entities, RTS and RTI are engaged in the business of providing freight trucking services to non-government entities, and Johmar owns vehicles and related assets for lease to freight trucking companies. Pursuant to the Exchange Agreement, EVO HoldCo acquired all of the outstanding equity interests in JWR for $9,123,907, consisting of the issuance of 2,440,982 shares of the Company’s common stock and $3,021,455 in assumed indebtedness. Pursuant to the Stock Purchase Agreement, EVO HoldCo acquired all of the outstanding equity interests in Ritter Transportation and Ritter Transport for $13,739,056, which was paid in cash at closing and is subject to a customary working capital adjustment. Pursuant to the Membership Interest Purchase Agreement, EVO HoldCo acquired all of the outstanding equity interests in Johmar for $500,000, which was paid in cash at closing. At closing of the Membership Interest Purchase Agreement, EVO HoldCo also paid off Johmar indebtedness of $3,350,669

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Antara Financing Agreement

Concurrently with the Ritter Acquisition, the Company entered into a $24.5 million financing agreement (the “Financing Agreement”) among the Company, each subsidiary of the Company, various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent. Pursuant to the Financing Agreement, the Company initially borrowed $22.4 million (the “Term Loan”) and borrowed the remaining $2.1 million during October 2019. All of the Company’s subsidiaries are guarantors under the Financing Agreement. The Term Loan is secured by all assets of the Company and its subsidiaries, including pledges of all equity in the Company’s subsidiaries and is not subject to registration rights. The Financing Agreement contains covenants that limit (i) the making of investments, (ii) the incurrence of additional indebtedness, (iii) the incurrence of liens, (iv) payments and asset transfers with restricted junior loan parties or subsidiaries, (v) transactions with shareholders and affiliates, (vi) asset dispositions and acquisitions, among others. The Financing Agreement contains financial covenants that require the Company attain specified consolidated EBITDA and limit consolidated total debt amounts beginning March 31, 2020 and contains customary events of default. The Term Loan bears interest at 12% per annum and has a maturity date of September 16, 2022. Until December 31, 2019, interest on the Term Loan will be paid in kind and capitalized as additional principal, and the Company has the option to pay interest on the capitalized interest in cash or in kind. After December 31, 2019, monthly interest payments will be due in cash, and all outstanding principal and interest will be due on the maturity date. The Term Loan may be prepaid at any time, subject to payment of a prepayment premium of (1) 7% for each early payments made or coming due on or prior to September 16, 2020, (2) after September 16, 2020, 5% for each early payments made or coming due on or prior to September 16, 2021, and (3) thereafter, no premium shall be due. Proceeds are to be used to (i) effect the Ritter Acquisition, (ii) to refinance and retire existing indebtedness, and (iii) general working capital needs.

In connection with the Financing Agreement, the Company issued 98,000 shares of common stock of the Company as advisory fee to a third-party financial advisor.

Antara Warrants

Concurrently, and in connection with the Financing Agreement the Company issued two warrants (the “$0.01 Warrant” and the “$2.50 Warrant” and collectively, the “Warrants”) to Antara Capital to purchase an aggregate of 4,375,000 shares of common stock of the Company (the “Warrant Shares”). The $0.01 Warrant grants Antara Capital the right to purchase up to 3,350,000 Warrant Shares at an exercise price of $0.01 per share and is exercisable for five years from the date of issuance. The $2.50 Warrant grants Antara Capital the right to purchase up to 1,025,000 Warrant Shares at an exercise price of $2.50 per share, subject to adjustment for certain distributions, stock splits, and issuances of common stock, and is exercisable for ten years from the date of issuance. If the fair market value of the Warrant Shares is greater than the related exercise price at the end of the exercise period (the Warrant Shares are “in the money”), then any outstanding Warrants that are in the money will be automatically deemed to be exercised immediately prior to the end of the exercise period. Pursuant to the Warrants, the Company granted Antara Capital preemptive rights to purchase its pro rata share, determined based on the number of shares held by Antara Capital or into which Antara Capital’s Warrants are exercisable, of capital stock issued by the Company after the issuance date of the Warrants, subject to certain excepted issuances.

The Company shall issue a warrant for 1,500,000 shares of common stock to Antara subject to an agreement between the Company and Loadtrek. Loadtrek is a GPS system designed for the trucking industry, owned by a related party.

Director Nomination Agreement

Concurrently, and in connection with the Financing Agreement, the Company and Antara Capital Master Fund LP (“Antara Capital”) entered into a director nomination agreement (the “Nomination Agreement”) pursuant to which the Company agreed to permit Antara to designate one individual for election as a member of the Company’s board of directors and one individual to serve as an observer to the Company’s board of directors.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Subordination Agreement

Concurrently, and in connection with the Financing Agreement, (i) the Company, Danny Cuzick, and the Collateral Agent entered into a subordination agreement (the “EVO Subordination Agreement”) and (ii) Environmental Alternative Fuels, LLC (“EAF”), Danny Cuzick, and the Collateral Agent entered into a subordination agreement (the “EAF Subordination Agreement”) and together with the EVO Subordination Agreement, the “Subordination Agreements”). Pursuant to the Subordination Agreements, Danny Cuzick agreed to subordinate all obligations of EAF and the Company owed to him under certain loan documents between EAF and the Company, respectively, and Danny Cuzick. In addition, Danny Cuzick agreed not to receive, accept, or demand payment under the subordinated obligations until all obligations under the Financing Agreement have been paid in full, except that Danny Cuzick may continue to receive regularly scheduled interest payments so long as Collateral Agent has not delivered notice that an event of default has occurred and is continuing under the Financing Agreement. With the EVO Subordination Agreement, $7,800,000 of debt obligations, due on demand and through August 2020 were subordinated and extended to November 2022.

Related Party Warrants

Concurrently, and in connection with the Financing Agreement and as consideration for Danny Cuzick’s entry into the Subordination Agreements, the Company issued a warrant (the “Cuzick Warrant”) to Danny Cuzick to purchase an aggregate of 350,000 shares of common stock of the Company (the “Cuzick Warrant Shares”) at an exercise price of $0.01 per share. The Cuzick Warrant is exercisable for five years from the date of issuance. If the fair market value (as defined in the Cuzick Warrant) of the Cuzick Warrant Shares is greater than $0.01 at the end of the exercise period, then the Cuzick Warrant will be automatically deemed to be exercised immediately prior to the end of the exercise period. Pursuant to the Cuzick Warrant, the Company granted Danny Cuzick preemptive rights to purchase his pro rata share, determined based on the number of shares held by Danny Cuzick or into which the Cuzick Warrant is exercisable, of capital stock issued by the Company after the issuance date of the Cuzick Warrant, subject to certain excepted issuances

Note Amendments

On August 30, 2019, EVO Equipment Leasing, LLC (“EVO Equipment”) and John and Ursula Lampsa (collectively, the “Noteholder”) entered into an amendment (the “Lampsa Note Amendment”) to the promissory note payable by EVO Equipment to the order of the Noteholder in the original principal amount of $6,430,000. The Lampsa Note Amendment extended the maturity date of the note to November 30, 2022.

On August 30, 2019, the Company and Billy (Trey) Peck Jr. (“Peck”) entered into an amendment (the “EPA Amendment”) to the equity purchase agreement between the Company and Peck dated June 1, 2018 (as subsequently amended, the “EPA”). The EPA Amendment extended the maturity date of the payments due to Peck under the EPA to November 30, 2022. In connection with the EPA Amendment, the Company paid Peck an extension fee of $150,000, which fee will be credited to the balance owed to Peck under the EPA. The Company also agreed to pay Peck an additional $50,000 on January 31, 2020 if the Company meets certain financial goals in the fourth fiscal quarter of 2019, which additional fee, if paid, will also be credited to the balance owed to Peck under the EPA.

Stock Options

On July 22, 2019, in connection with his appointment as chief financial officer of the Company, the Company granted 400,000 ten-year non-qualified stock options  which were valued at $98,922. The options are exercisable at a price of $2.50 per share. Twenty-five percent of the options vested on the grant date, and the remaining options vest in equal annual installments on the first, second and third anniversary of the grant date.

On September 23, 2019, in connection with the appointment of the chief executive officer, the Company granted 1,250,000 ten-year non-qualified stock options. The options are exercisable at a price of $2.50 per share. 750,000 of the options vested at the time of grant, 250,000 of the options fully vest on December 31, 2020, and the remaining 250,000 fully vest on March 31, 2021.

As discussed under Note 9, this grant exceeded the number of options available under the Amended and Restated 2018 Stock Incentive Plan. The Company and the Board of Directors intend to increase the number of available options so that it exceeds the number of options which have been granted.

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

Forward-looking statements are based on information available to management at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Such statements reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include, among other factors:

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

Background and Recent Developments

EVO Inc. is an emerging transportation operator and next generation supplier for the USPS. It offers flexible and efficient solutions through a combination of diesel and CNG trucks and tractors across 36 states with 51 USPS contracts. EVO Inc. also operates five strategically located CNG refueling stations in Jurupa Valley, CA; Lake Arlington, TX; Fort Worth, TX; Oak Creek, WI; Tolleson, AZ; and San Antonio, TX, plus a station operated by a third party that accommodate Class 8 trucks and trailers. EVO Inc. has identified a compelling opportunity in an evolving ecosystem of USPS transportation contractors, and we have refocused our corporate strategy to leverage our footprint of CNG stations with the approximately 200 CNG trucks and relationships with owner-operators to build a national fleet of haulers and in turn drive additional CNG sales to our company-owned stations.

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

Going Concern

The Company is an early stage company in the process of acquiring several businesses with highway contract routes operated for USPS and corporate customers. The Company also owns and operates CNG service stations. As of March 31, 2019, the Company has a working capital deficit of approximately $40 million, stockholders’ deficit of approximately $14 million, and negative operating cash flows of $7.3 million. Management anticipates rectifying these deficits with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures by consolidating costs with the acquired entities, the purchase of vehicles to reduce purchased transportation, and repricing contracts with USPS. However, there can be no assurance that the Company will be successful in these efforts. Further, for the three months ended March 31, 2019, USPS accounted for significantly all of the Company’s total consolidated revenues. The loss of USPS as a customer or a significant reduction in the Company’s relationship with USPS would have a material adverse effect on the Company’s business.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the next 12 months from the issuance of these condensed consolidated financial statements. However, the above conditions raise substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

To meet its current and future obligations, the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2019:

●	Management is working with related party debt holders and equipment lenders to extend or convert existing debt. However, there can be no assurance that the Company will be successful in these efforts.

●	During May 2019, the Company completed a private equity placement for approximately $11.4 million in gross proceeds.

●	During September 2019, the Company completed a financing for approximately $24.5 million. Substantially all of the funds from the financing were used to complete the Ritter acquisition as discussed in Note 13.

The cash balance as of March 31, 2019 was $2,096,843 and is sufficient to cover the negative cash flows generated from operations through 2019. Management is in the process of identifying sources of capital through debt refinancing and equity investments through one or more private placements. Management believes these additional sources will give the Company sufficient liquidity until it achieves projected positive cash flows from operations in the remainder of 2019.

Sources of Revenue

●	Our CNG station revenue is derived predominately pursuant to contractual fuel purchase commitments. These contracts typically include a stand-ready obligation to supply natural gas daily. The CNG stations are also open to individual consumers. In additional to revenue earned from our customers, we may also earn alternative fuel tax credits through certain federal programs. These programs are generally short-term in nature and require legislation to be passed extending the term.

●	Our USPS trucking operations generates revenue for our trucking segment from transportation services under multi-year contracts with the USPS, generally on a rate per mile basis that adjusts monthly for fuel pricing indexes.

●	Our freight trucking operations generates revenue for our trucking segment by providing both irregular and dedicated route and cross-border transportation services of various products, goods, and materials for a diverse customer based.

●	Our non-reportable segments include support services provided to our customers and independent contractors, including repair and maintenance shop services.

Results from Operations

Three months ended March 31, 2019 as compared with the three months ended March 31, 2018

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

The combination of the Company’s recent pivot into the trucking industry and acquisitions of Thunder Ridge, Sheehy, Ursa and JB Lease during 2018 and 2019, make many of the traditional year over year variance comparisons irrelevant for this reporting period. Variance commentary of the CNG segment, which operated during 2019 and 2018 is as follows:

CNG revenue: Sales for the CNG stations were $285,000 and $321,000 for the first three months of 2019 and 2018, respectively. The decrease between years is from the Company experiencing a downward trend in sales over the past year due to trucking companies’ slow conversion from diesel power to CGN. Converting to CNG trucks is currently not a priority for companies because of the price compression between CNG and diesel fuel.

Operating expenses. CNG operating expense: We changed the format of the statement of operations to mirror the trucking industry presentation norms as trucking now represents significantly all of our revenue. Costs formerly classified as CNG cost of sales have now been moved to the Operating Expense section with the label CNG expenses. This expense line is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees. As a segment CNG operating expenses increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 because of the adjustment for take or pay contracts of $450,000. The contracts expired during the second and third quarters, with the slow sales the Company recognized the liability in the first quarter of 2019.

Interest expense. Interest expense related to the CNG segment decreased between the three months ended March 31, 2019 and 2018, because the Jr. and Sr. debt accounted for approximately $40,000 of interest expense in the first quarter of 2018. Subsequent to March 31, 2018, the Jr and Sr. debt was either paid in full or converted to common stock.

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

Trucking sales were $28,091,155 for the three months ended March 31, 2019. Between June 1, 2018 and February 1, 2019, the Company had significant acquisitions of trucking companies operating USPS routes. The Company’s first acquisition was Thunder Ridge. At acquisition Thunder Ridge had 13 contracts over nine states. As of March 31, 2019, contracts have increased to 19. For the three months ended March 31, 2019, Thunder Ridge had sales of approximately $13,000,000 with a loss of approximately ($2,442,000). With this exponential growth, Thunder Ridge has been challenged to create the infrastructure to manage operations efficiently and effectively. To reduce expenses Thunder Ridge is combining general and administrative functions with Sheehy and EVO Inc. In addition, Thunder Ridge is installing software to economically manage routes and is working towards financing to purchase trucks and trailers, rather than incur rent expense on equipment. Lastly, management is working with the USPS to reprice contracts.

The second acquisition was Sheehy on January 2, 2019. Sheehy has 16 contracts over 18 states. For the three months ended March 31, 2019, Sheehy had sales of approximately, $5,100,000 with a loss of approximately ($2,000,000). Sales decreased in the first quarter due to less freight revenue, and with the greatest decrease coming from Sheehy intentionally not renewing three contracts of approximately $800,000, that were unprofitable. Payroll expenses increased over the past three months. For comparison in the first three months of 2018 to 2019, wages increased from Sheehy instituting a bonus program for drivers. The bonus program provides to incentivize driver’s performance and helps reduce driver turnover. In addition, full time equivalent employees increased between quarters by 15 drivers. The increase in driver’s payroll in turn decreases the expense of subcontracted labor. Additionally, the increase in payroll is from the three management employees paid out of Sheehy beginning in 2019. In the past their salaries, payroll taxes and benefits were paid through management fees. Their combined salaries for the first quarter were approximately $150,000. This increase in payroll generated a decrease in general and administrative expenses. Lastly the increase in maintenance and repairs was caused by the weather. The 2019 winter in the Midwest was below average in temperature and received excessive snow, and the inclement conditions caused an increase in repairs and maintenance.

The third acquisition was Ursa and JB Lease on February 1, 2019. Ursa has 16 contracts over 18 states. For the two months ended March 31, 2019, Ursa and JB Lease had sales of approximately $9,200,000 with a loss of just over ($1,000,000). Sales and expenses were constant between first quarter 2018 and 2019. Past history for Ursa is to run losses for the first nine months of the year and with peak shipping in the fourth quarter from holidays, end the year at break even. Ursa installed logistics software during July 2019 to economically manage routes and expects to see a saving on costs in both payroll and subcontracts. JB Lease is researching financing options to purchase new trucks. The JB Lease fleet is aging, which in turn is increasing repairs and maintenance expense.

We had cash of $2,096,843 and $1,630,022 at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019 and 2018, net cash used in operations was ($7,283,917) and ($1,086,499), respectively. We historically funded our operating losses primarily from the issuance of equity, convertible notes payable, stockholder debt and SBA debt.

Changes in Liquidity

Cash. Cash was $2,096,843 at March 31, 2019, compared to $1,630,022 at December 31, 2018. The increase is primarily attributable to draws through the factoring agreement.

Operating Activities. Net cash used in operations was ($7,368,917) and ($1,086,499) as of March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, we had net (loss) income of ($6,985,129) and $102,717, respectively. Significant changes in working capital during these periods included

●	Accounts receivable increased by $1,467,681 from the acquisitions. Thunder Ridge has the largest account receivable balance. The DRO contracts pay slower compared to the Sheehy and Ursa contracts.

●	Accounts payable and accrued liabilities payments were generated from the increased borrowing on the factoring.

●	The non-cash transaction included the add back from depreciation and amortization of $1,235,812 in 2019 as opposed to $163,633 in 2018, along with add backs of debt issuance costs and warrant and stock-based compensation of $65,623 and $99,865, respectively. The increase in depreciation and amortization expense is from the acquisitions and their related fixed assets. Between December 31, 2018 and March 31, 2019 fixed assets increased three times. The debt issuance costs are from the secured promissory notes in the third quarter of 2018. Warrant and stock-based compensation increased from prior year due to warrants and stock options issued beginning in the second quarter of 2018.

Investing Activities. Net cash used in investing was $1,010,415 for the three months ended March 31, 2019. The inflow of cash was from the acquisition of Ursa of $3,743,000 and offset by the outflow of $2,500,000 cash payment for JB Lease and $400,000 deposit to Sheehy for the leased trucks. The Company also received $186,000 in cash from a sale lease back transaction. There were no investing activities during the three months ended March 31, 2018.

Financing Activities. Net cash provided by financing activities was $6,825,323 and $2,469,521 for the three months ended March 31, 2019 and 2018, respectively. The Company received $6,361,155 from factoring. The Company began factoring accounts receivable with the acquisition of Thunder Ridge and expanded the relationship with Sheehy, Ursa and JB Lease. The Company paid down JB Lease long-term debt through new debt, in addition to paying monthly principal amounts on the SBA loan and Thunder Ridge notes payable. The cash provided by financing activities for the three months ended March 31, 2018 was from $2,500,000 sale of common stock offset by $30,479 in payment on the SBA loan.

Our future liquidity and capital requirements will be influenced by numerous factors, including the extent and duration of future operating losses, the level and timing of future sales and expenditures, working capital required to support our sales growth, the level of our outstanding indebtedness and principal and interest we are obligated to pay on our indebtedness, our capital expenditure requirements (which consist primarily of the purchase of trucks and trailers and station construction), the continuing acceptance of our products and service in the marketplace, competing technologies, market and regulatory developments, ongoing facility requirements, and potential strategic transactions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards

See Note 1 of the notes of the condensed consolidated financial statements, included in Part 1, Item 1 of this Quarterly Report, incorporated by reference herein.

Seasonality

Discussion regarding the impact of seasonality on our business is included in Note 1 of the notes of the condensed consolidated financial statements, included in Part 1, Item 1 of this Quarterly Report, incorporated by reference herein.

Inflation

Inflation can have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase, which would adversely affect our results of operations unless freight and rates correspondingly increased.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive and principal financial officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e), as of the end of the period subject to this Report based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, the Company’s management, including its principal executive and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of March 31, 2019 due to the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on May 30, 2019. Notwithstanding the material weaknesses that existed as of December 31, 2018, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management intends to implement certain remediation steps to address the material weaknesses described above as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. However, management has not yet implemented those remediation steps and expects remediation efforts to continue through the remainder of fiscal year 2019.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None that have not been previously reported.

Item 6. Exhibits.

See the Exhibit Index immediately following the signature page to this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: December 6, 2019	By:	/s/ Thomas J. Abood
Thomas J. Abood
Chief Executive Officer
Principal Executive Officer

Date: December 6, 2019	By:	/s/ Eugene Putnam
Eugene Putnam
Chief Financial Officer
Principal Financial and Accounting Officer

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended March 31, 2019

Exhibit	Description
2.1	Amendment to Agreement and Plan of Merger dated February 1, 2019 between EVO Transportation & Energy Services, Inc., EVO Merger Sub, Inc., Ursa Major Corporation, John Lampsa, and Ursula Lampsa (1)
2.2	Amendment to Stock Purchase Agreement dated February 1, 2019 between EVO Equipment Leasing, LLC, John Lampsa, and Ursula Lampsa (1)
4.1	Covenant Waiver Letter, dated February 21, 2019, from Tradition Capital Bank (4)
10.1	Equipment Lease Agreement dated January 2, 2019 between Sheehy Enterprises, Inc. and Sheehy Mail, Inc. (2)
10.2	Subscription Agreement dated January 2, 2019 between EVO Transportation & Energy Services, Inc. and Sheehy Enterprises, Inc. (2)
10.3	Employment Agreement dated January 2, 2019 between EVO Transportation & Energy Services, Inc. and John Sheehy (2)
10.4	Promissory Note dated February 1, 2019 between EVO Equipment Leasing, LLC, John Lampsa, and Ursula Lampsa (1)
10.5	Employment Agreement dated February 1, 2019 between EVO Transportation & Energy Services, Inc. and John Lampsa (1)
10.6	Subscription Agreement dated February 1, 2019 between EVO Transportation & Energy Services, Inc. and Ursula Lampsa (1)
10.7	Subscription Agreement dated February 1, 2019 between EVO Transportation & Energy Services, Inc. and John Lampsa (1)
10.8	Amendment to Equity Purchase Agreement dated February 28, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (4)
16.1	Letter from Plante & Moran, PLLC to the Securities and Exchange Commission dated January 11, 2019 (3)
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

(1)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 7, 2019 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 10, 2019 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 11, 2019 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on May 30, 2019 and incorporated herein by reference.