Form 10-Q
period 2019-06-30
EVO Transportation & Energy Services, Inc.
filed 2020-05-07
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

2075 West Pinnacle Peak Rd. Suite 130 Phoenix, AZ 85027
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 877-973-9191

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2020, there were 14,333,834 shares of the registrant’s common stock, par value $0.0001, outstanding.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

i

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash	$7,564,504	$1,630,022
Accounts receivable - trade, net	7,448,095	6,370,412
Accounts receivable - trade, related party	-	40,571
Alternative fuels tax credit receivable	-	267,943
Due from related party	402,058	-
Prepaids and other current assets	1,520,732	287,913
Total current assets	16,935,389	8,596,861
Non-current assets
Property, equipment, and land, net	24,252,468	7,603,862
Goodwill	11,423,431	2,887,281
Intangibles, net	5,404,931	3,036,739
Right-of-use-assets	11,552,596	-
Deposits and other long-term assets	976,468	525,863
Total non-current assets	53,609,894	14,053,745
Total assets	$70,545,283	$22,650,606

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Liabilities, Redeemable Preferred Stock, and Stockholders’ Deficit
Current liabilities
Line-of-credit	$-	$316,589
Accounts payable	7,112,878	2,751,275
Accounts payable - related party	-	337,345
Accrued expenses	7,287,128	5,073,317
Accrued interest - related party	1,230,531	922,471
Advances from related parties	286,929	324,429
Advances under factoring arrangement	14,759,305	5,331,020
Current portion of long-term debt	7,189,373	269,239
Current portion promissory note – stockholders	2,632,889	2,386,778
Senior promissory note - related party	3,800,000	3,800,000
Promissory note - related party	4,000,000	-
Subordinated convertible senior notes payable to stockholders	75,000	75,000
Finance lease liabilities, current portion	390,948	-
Operating lease liabilities, current portion	2,662,506	-
Derivative liability	-	11,243
Total current liabilities	51,427,487	21,598,706
Non-current liabilities
Long-term debt, less current portion	7,424,838	1,063,559
Promissory note - stockholder, less current portion	6,407,000	-
Promissory note - related party	-	4,000,000
Convertible promissory notes - related parties, less unamortized debt discount of $7,296,219 (June 30, 2019) and $7,495,295 (December 31, 2018)	2,203,781	2,004,705
Secured convertible promissory notes, less unamortized debt discount of $406,328 (June 30, 2019) and $591,598 (December 31, 2018) and net of debt issuance costs of $284,368 (June 30, 2019) and $415,614 (December 31, 2018)	3,400,289	3,032,418
Finance lease liabilities, less current portion	437,732	-
Operating lease liabilities, less current portion	7,697,430	-
Fuel discount advance	975,296	977,698
Total non-current liabilities	28,546,366	11,078,380
Total liabilities	79,973,853	32,677,086
Commitments and contingencies (Note 10)
Redeemable preferred stock
Series A Redeemable Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 issued and outstanding at June 30, 2019 and December 31, 2018, including accrued and undeclared dividends $26,459 (June 30, 2019) and $17,227 (December 31, 2018) liquidation preference $260,459 (June 30, 2019)	260,459	251,227
Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,709,696 (June 30, 2019) and 2,258,530 (December 31, 2018) shares issued and outstanding	371	226
Common stock subscribed and not yet issued, 6,800,000 (June 30, 2019) and 500,000 (December 31, 2018)	13,684,800	415,000
Additional paid-in capital	11,749,004	9,976,339
Accumulated deficit	(35,123,204)	(20,669,272)
Total stockholders’ deficit	(9,689,029)	(10,277,707)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$70,545,283	$22,650,606

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Trucking	$36,124,463	$1,976,932	$64,215,618	$1,976,932
CNG	326,330	376,224	611,221	697,020
Total revenue	36,450,793	2,353,156	64,826,839	2,673,952
Operating expenses
Payroll, benefits and related	16,273,382	698,929	29,269,376	698,929
Purchased transportation	7,947,614	652,471	14,143,781	652,471
Fuel	4,938,601	233,784	8,691,701	233,784
Equipment rent	3,364,072	312,801	6,212,513	312,801
Maintenance and supplies	2,696,135	21,238	4,699,239	21,238
General and administrative	1,943,834	1,682,576	4,095,312	1,945,464
Operating supplies and expenses	1,781,589	45,337	3,527,374	45,337
Depreciation and amortization	1,522,303	245,969	2,758,115	409,602
Insurance and claims	1,468,743	69,557	2,611,303	69,557
CNG expenses	172,209	289,857	807,484	496,251
Total operating expenses	42,108,482	4,252,519	76,816,198	4,885,434
Net operating loss	(5,657,689)	(1,899,363)	(11,989,359)	(2,211,482)
Other (expense) income
Interest	(1,351,882)	(400,843)	(2,466,584)	(770,185)
Warrant expense	-	(355,813)	-	(390,532)
Realized and unrealized gain on derivative liability, net	-	7,483	11,243	11,551
Gain on extinguishment of liabilities	-	(1)	-	814,828
Total other (expense) income	(1,351,882)	(749,174)	(2,455,341)	(334,338)
Net loss	(7,009,571)	(2,648,537)	(14,444,700)	(2,545,820)
Accrued and undeclared preferred stock dividends	(3,232)	-	(9,232)	-
Net loss available to common stockholders	$(7,012,803)	$(2,648,537)	$(14,453,932)	$(2,545,820)
Basic and diluted weighted average common shares outstanding	8,101,717	1,924,457	4,760,969	1,443,972
Basic and diluted loss per common share	$(0.87)	$(1.38)	$(3.04)	$(1.76)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Six Months Ended June 30, 2019

	Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2019	2,258,530	$226	500,000	$415,000	$9,976,339	$(20,669,272)	$(10,277,707)
Accounts payable converted to common stock	10,000	1	-	-	10,199	-	10,200
Common stock issued for services - related party	10,000	1	-	-	24,999	-	25,000
Fair value of common stock issued for the purchase of Sheehy Mail Contractors, Inc.	-	-	2,240,000	2,284,800	-	-	2,284,800
Fair value of common stock issued for the purchase of Ursa Major Corporation	-	-	800,000	816,000	-	-	816,000
Fair value of stock-based compensation	-	-	-	-	86,262	-	86,262
Fair value of warrant-based compensation	-	-	-	-	13,603	-	13,603
Series A Redeemable Preferred stock dividend	-	-	-	-	-	(6,000)	(6,000)
Net loss	-	-	-	-	-	(7,435,129)	(7,435,129)
Balance - March 31, 2019	2,278,530	228	3,540,000	3,515,800	10,111,402	(28,110,401)	(14,482,971)
Fair value of common stock issued for the purchase of Ursa Major Corporation	800,000	80	(800,000)	(816,000)	815,920	-	-
Fair value of common stock issued for the purchase of Thunder Ridge Transportation, Inc.	500,000	50	(500,000)	(415,000)	414,950	-	-
Accounts payable-related party converted to common stock	117,092	12	-	-	292,718	-	292,730
Issuance of common stock for payment of Senior Bridge notes interest	14,074	1	-	-	14,355	-	14,356
Fair value of stock-based compensation	-	-	-	-	86,262	-	86,262
Fair value of warrant-based compensation	-	-	-	-	13,397	-	13,397
Common stock issued for cash	-	-	4,560,000	11,400,000	-	-	11,400,000
Series A Redeemable Preferred stock dividend	-	-	-	-	-	(3,232)	(3,232)
Net loss	-	-	-	-	-	(7,009,571)	(7,009,571)
Balance - June 30, 2019	3,709,696	$371	6,800,000	$13,684,800	$11,749,004	$(35,123,204)	$(9,689,029)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
For the Six Months Ended June 30, and 2018

	Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2018	429,308	$43	-	$-	$1,299,980	$(14,075,353)	$(12,775,330)
Fair value of warrants issued with stock			-		34,719	-	34,719
Issuance of common stock for cash	1,000,000	100	-	-	2,499,900	-	2,500,000
Net income	-	-	-	-	-	102,717	102,717
Balance - March 31, 2018	1,429,308	143	-	-	3,834,599	(13,972,636)	(10,137,894)
Fair value of warrants issued with stock	-	-	-	-	(34,719)	-	(34,719)
Issuance of common stock for payment of Senior Bridge notes and interest	275,583	28	-	-	688,930	-	688,958
Issuance of common stock for payment of Junior Bridge notes and interest	272,777	27	-	-	1,363,831	-	1,363,858
Fair value of stock-based compensation	-	-	-	-	383,223	-	383,223
Fair value of warrants in escrow	-	-	-	-	390,532	-	390,532
Accounts payable converted to common stock	93,400	9	-	-	280,191	-	280,200
Fair value of Series A Redeemable Preferred stock issued for services	-	-	-	-	299,990	-	299,990
Stock issued for the purchase of Thunder Ridge	500,000	50	-	-	1,249,950	-	1,250,000
Warrants issued with the Thunder Ridge acquisition	-	-	-	-	1,742,181	-	1,742,181
Series A Redeemable Preferred stock dividend	-	-	-	-	-	(5,039)	(5,039)
Net loss	-	-	-	-	-	(2,648,537)	(2,648,537)
Balance - June 30, 2018	2,571,068	$257	-	$-	$10,198,708	$(16,626,212)	$(6,427,247)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(14,444,700)	$(2,545,820)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,758,115	409,602
Amortization of right-of-use assets	1,299,542	-
Gain on sale of assets	(5,667)	-
Bad debt expense (recovery)	26,979	(37,007)
Realized gain on derivate liability	(11,243)	(11,551)
Unrealized gain on derivative liability	-	(6,095)
Interest expense converted to secured promissory notes	51,355	-
Accretion of debt discount	384,346	234,350
Amortization of debt issuance costs	131,246	-
Stock option and warrant-based compensation	199,524	383,223
Common stock issued for services	25,000	-
Common stock issued for interest	14,356	-
Gain on conversion of accounts payable to common stock	(12,300)	-
Deferred rent	-	(2,206)
Interest expense converted to promissory notes - related party	-	26,423
Preferred stock issued for services	-	300,000
Gain on extinguishments of liabilities	-	(814,828)
Warrant expense	-	390,532
Changes in assets and liabilities
Accounts receivable	(149,523)	54,264
Accounts receivable - related party	40,571	-
Alternative fuels tax credit receivable	298,340	67,713
Other assets	461,772	20,233
Accounts payable	(4,164,180)	141,391
Accounts payable - related party	(44,615)	75,441
Accrued expenses	(521,291)	(1,020,337)
Accrued interest - related party	308,060	267,009
Operating lease liabilities	(1,249,542)	-
Net cash used in operating activities	(14,603,855)	(2,067,663)
Cash flows from investing activities
Cash acquired from acquisition of Ursa and JB Lease	3,742,892	-
Cash paid for acquisition of JB Lease	(2,500,000)	-
Proceeds from sale lease back of property and equipment	186,000
Right of use asset deposit	(400,000)	-
Purchase of fixed assets	(26,109)	-
Net cash provided by investing activities	1,002,783	-

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from financing activities
Line-of-credit, net	(316,589)	-
Advances from factoring arrangement	9,428,285	32,796
Payments on fuel advance	(2,402)	-
Proceeds from promissory note – stockholder	400,000	-
Payments on promissory note – stockholder	(176,889)	(1,652)
Proceeds from long-term debt	4,901,690	-
Payments of principal on long-term debt	(5,691,988)	(84,048)
Payments on finance lease liability	(219,053)	-
Payments on related party advances	(187,500)	-
Proceeds from sale of common stock	11,400,000	2,500,000
Payments on working capital notes	-	(250,000)
Net cash used in financing activities	19,535,554	2,197,096
Net increase in cash	5,934,482	129,433
Cash - beginning of period	1,630,022	83,867
Cash - end of period	$7,564,504	$213,300
Supplemental disclosure of cash flow information:
Interest paid	$1,472,145	$159,782
Supplemental disclosure of non-cash investing and financing activity:
Fair value of common stock issued for the purchase of Sheehy Mail Contractors, Inc.	$2,284,800	$-
Fair value of common stock issued for the purchase of Ursa Major Corporation	$816,000	$-
Fixed assets acquired through debt	$233,702	$-
Right-of-use-asset	$4,380,571	$-
Operating lease liability	$4,238,772	$-
Debt issued for acquisition of JB Lease	$6,430,000	$-
Common stock for settlement of accounts payable - related party	$292,730	$-
Common stock for settlement of accounts payable	$10,200	$-
Conversion of Senior Bridge notes and related interest into common stock	$-	$688,958
Conversion of Junior Bridge notes and related interest into common stock	$-	$1,363,858
Conversion of accounts payable into common stock	$-	$280,200

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

EVO Transportation and Energy Services, Inc. (“EVO, Inc.” or the “Company”) is a holding company based in Phoenix, Arizona, that owns eight operating subsidiaries: W.E. Graham Inc. (“Graham”), EVO Equipment Leasing, LLC (“Leasing”), Titan CNG, LLC (“Titan”), Thunder Ridge Transport, Inc. (“Thunder Ridge”), Ursa Major Corporation (“Ursa”), J.B. Lease Corporation (“JB Lease”), Sheehy Mail Contractors, Inc. (“Sheehy”), and Environmental Alternative Fuels, LLC (“EAF”), which are in the businesses of fulfilling United States Postal Service (“USPS”) and corporate contracts for freight trucking services and compressed natural gas (“CNG”) service stations. During the second quarter of 2019, the Company owned seven CNG stations located in California, Texas, Arizona, and Wisconsin. Of these stations, four were company operated, two were inactive, and one was operated by a third-party management company. The Company’s two reportable segments are Trucking and CNG.

The Company’s non-reportable segments include support services that the Company’s subsidiaries provide to customers (including repair and maintenance shop services and equipment leasing) as well as corporate expenses.

Sheehy Acquisition

On January 4, 2019, but effective January 2, 2019, the Company acquired all of the outstanding equity interests of Sheehy. See Note 2 – Acquisition – Sheehy for more information regarding the Sheehy Acquisition.

Ursa Acquisition

On February 1, 2019, the Company acquired all of the outstanding equity interests of Ursa and JB Lease. See Note 2 – Acquisition – Ursa and JB Lease for more information regarding the Ursa Acquisition.

Going Concern

As of June 30, 2019, the Company has a working capital deficit of approximately $34.5 million, stockholders’ deficit of approximately $9.7 million, and negative operating cash flows of $14.6 million for the six months ended June 30, 2019. Management anticipates rectifying these deficits with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures including, consolidating costs with the acquired entities, the purchase of vehicles to reduce purchased transportation, and repricing contracts with USPS. However, there can be no assurance that the Company will be successful in these efforts. Further, for the six months ended June 30, 2019, USPS accounted for substantially all of the Company’s total consolidated revenues. The loss of USPS as a customer or a significant reduction in the Company’s relationship with USPS would have a material adverse effect on the Company’s business.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the next 12 months from the issuance of these condensed consolidated financial statements within this Quarterly Report on Form 10-Q. However, the above conditions raise substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern for the next 12 months from the issuance of the unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

To meet its current and future obligations, the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2019:

●	Management is working with related party debt holders and equipment lenders to extend or convert existing debt. However, there can be no assurance that the Company will be successful in these efforts.

●	During May 2019, the Company completed a private equity placement for approximately $11.4 million. The funds were used in operations and acquisition of companies.

●	During September 2019, the Company completed a financing for approximately $24.5 million. Substantially all of the funds from the financing were used to complete the Ritter acquisition as discussed in Note 13.

The cash balance as of June 30, 2019 was $7,564,504. The cash balance, combined with funding received from the debt transactions occurring subsequent to June 30, 2019 (see Note 13 – Subsequent Events), provides the Company sufficient liquidity to cover the negative cash flows generated from operations through the second quarter of 2020 Management is in the process of identifying sources of capital through debt refinancing and equity investments through one or more private placements.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EVO, Inc. and its subsidiaries, JB Lease, Ursa, Sheehy, Graham, Leasing, Titan, Thunder Ridge, and EAF; Titan’s wholly owned subsidiaries, Titan El Toro, LLC, Titan Diamond Bar, LLC, and Titan Blaine LLC; Thunder Ridge’s wholly owned subsidiary, Thunder Ridge Logistics, LLC; and EAF’s wholly owned subsidiary, EVO CNG, LLC. All intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on May 30, 2019. The results of operations for the six months ended June 30, 2019, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

The condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to revenue recognition; goodwill and long-lived intangible asset valuations; fixed-asset impairment assessments; debt discount; contingencies; valuations of stock consideration paid for acquisitions related to Ursa, JB Lease, and Sheehy; and going concern. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

In July 2018, the FASB issued ASU 2018-11, Leases (ASC Topic 842): Targeted Improvements, which addresses certain issues related to the implementation of ASC Topic 842, including, presentation on the statement of cash flows for sales type and direct financing leases, and transition disclosures related to ASC Topic 250. The transition disclosures related to ASC Topic 250 clarify that entities are not required to disclose the impacts of adopting ASC Topic 842 on net income or related per share amounts in both interim and annual reporting periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, but can be early adopted.

Adoption Method and Approach – The Company adopted ASU 2016-02 and ASU 2018-11, Leases (ASC Topic 842), on January 1, 2019, by applying the ASC Topic 840 Comparative Approach, resulting in the recognition of right-of-use assets and lease liabilities related to its operating and financing leases. Comparative information related to periods prior to January 1, 2019, continues to be reported under the legacy guidance in ASC Topic 840.

Practical Expedients – As permitted under ASU 2016-02 (and related ASUs), management elected to apply the following package of practical expedients:

●	Lease Identification – An entity need not reassess whether any expired or existing contracts are or contain leases.

●	Lease Classification – An entity need not reassess the lease classification for any expired or existing leases (for example, all existing leases that were classified as operating leases in accordance with ASC Topic 840 are now classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC Topic 840 are now classified as finance leases).

●	Initial Direct Costs – An entity need not reassess initial direct costs for any existing leases.

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

The required disclosures regarding the current period impact of adopting ASC Topic 842 on the condensed consolidated balance sheet are presented below:

	As Reported under ASC Topic 842	If Reported under ASC Topic 840	Effect of Change to ASC Topic 842
Assets
Operating lease right-of-use assets	$4,380,571	$-	$4,380,571
Favorable lease, net	$-	$141,799	$-
Liabilities
Operating lease liabilities	$4,238,772	$-	$4,238,772

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not plan early adoption of this update and does not expect the adoption of the update to materially change its current accounting methods; therefore, the Company does not expect the adoption to have a material impact on its consolidated financial statements. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. When effective, the Company does not anticipate that ASU 2017-04 will have a material impact on its future consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This ASU requires up-front implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This new accounting standard will be effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The guidance may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the new standard.

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

Sheehy

On January 4, 2019, but effective January 2, 2019, the Company acquired Sheehy. The Company acquired all of the outstanding equity interests from the Sheehy stockholders in exchange for 2,240,000 shares of the Company’s common stock. Sheehy is a trucking company based in Waterloo, Wisconsin, and was founded in 1968 to service multiple contracts with USPS dedicated to over-the-road transport of mail between cities throughout the Midwest. Sheehy also provides general freight contracting. With the acquisition, Sheehy became a wholly owned subsidiary of EVO, Inc.

Under the Sheehy acquisition agreement, at any time from April 1, 2020, until October 31, 2020, the Sheehy stockholders may request the Company to net settle in cash any number of the 2,240,000 common shares from the acquisition with a fair market value of up to $1,200,000 (the “Put Option”). The fair value as of acquisition of the Put Option determined using the Black-Scholes pricing model was $58,129, calculated with a 1.83-year term; 40% volatility; 2.51%, discount rate, and the assumption of no dividends. The Company evaluates the fair value of the Put Option quarterly and for the six months ended June 30, 2019, determined there was no change in the fair value.

On April 7, 2020, the Sheehy stockholders notified the Company of its intent to exercise the Put Option requesting $1,200,000 in exchange for 2,240,000 shares of common stock by the establishment of a fair market value as set forth in the agreement.

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

In connection with the Sheehy acquisition and the associated Lease Agreement, the Company issued a promissory note (the “Sheehy Note”) in the principal amount of $400,000 to SEI as an initial payment under the Lease Agreement. The Sheehy Note bears interest at the rate of 5.65% per annum and had an initial maturity date of March 3, 2019. The Sheehy Note provides for up to four automatic extensions of the maturity date of 30 days each, provided that the Sheehy Note is not in default as of the date of each extension. If the principal and accrued interest on the Sheehy Note are not repaid by the end of the final maturity date extension term, then the principal and accrued interest amount of the Sheehy Note will increase to $450,000 and the balance of the Sheehy Note will automatically convert into shares of the Company’s common stock at a rate of $2.50 per share. As of the final maturity extension date, the principal amount of $400,000 was outstanding. In accordance with the terms of the Sheehy Note, the principal amount increased to $450,000. There also were intercompany receivables and payables due by and between EVO and certain entities owned by SEI shareholders (see Note 5 – Related Party Transactions – Due from Related Party). On November 18, 2019, the Company entered into an Intercompany Debt Repayment and Settlement Agreement (the “Intercompany Agreement”) by and between the Company, the stockholder, SEI and North American Dispatch Systems (“NADS”). Pursuant to this agreement, EVO assigned $402,058 of their outstanding receivable balance due from NADS as partial payment of the Sheehy Note. The remaining principal amount due, plus accrued interest on the Sheehy Note of $39,947 was paid in the form of 35,156 shares of EVO common stock. No gain on settlement of related party debt was recorded.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition.

Assets acquired
Accounts receivable - trade	$375,951
Accounts receivable - fuel tax credit	30,397
Prepaid expenses	464,462
Property and equipment	4,128,926
Other long-term assets	2,750
Due from related parties	252,058
Trade name	310,000
Customer relationships	410,000
Non-competition agreement	80,000
Goodwill	4,065,326
Total assets acquired	10,119,870
Liabilities assumed
Accounts payable	(2,907,594)
Accrued expenses	(1,240,597)
Long-term debt	(2,639,146)
Finance lease	(1,047,733)
Total liabilities assumed	(7,835,070)
Net assets acquired	$2,284,800
Consideration paid
Fair value of 2,240,000 shares of common stock issuable	$2,284,800
Total	$2,284,800

The Company accounted for the acquisition as a business combination in accordance with FASB ASC Topic 805, Business Combinations.  The acquired assets and liabilities of Sheehy were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The final determination of these preliminary fair values is subject to completion of an assessment of the acquisition-date fair values of acquired assets and liabilities. As of June 30, 2019, the Company has not completed the Sheehy allocation between identifiable intangible assets and goodwill.

The amount of revenue and net loss from Sheehy included in the Company’s condensed consolidated statement of operations for the period from January 2, 2019 to June 30, 2019, was $10,683,319 and $(3,595,718), respectively.

The Company has evaluated the goodwill and determined no portion of the goodwill is deductible for income tax purposes.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Ursa and JB Lease

On February 1, 2019, the Company purchased all the outstanding interests in Ursa for 800,000 shares of the Company’s common stock. In connection with the Ursa acquisition Leasing acquired JB Lease, an affiliate of Ursa. As consideration for JB Lease, $2,500,000 in cash was paid to the stockholders, approximately $11,200,000 in existing JB Lease indebtedness was assumed, and a promissory note in the principal amount of $6,430,000 was issued to the stockholders (the “JB Lease Note”) with a maturity date of August 2020. The JB Lease Note is interest-free until June 1, 2019, and is secured by 100% of the equity in Ursa and JB Lease. Beginning June 1, 2019, the JB Lease Note provides for monthly principal and interest payments of $50,000 and bears interest at a rate of 9% per annum, which interest is payable monthly in advance beginning June 1, 2019. Ursa is a national carrier specializing in contract transportation for USPS. Additionally, Ursa provides supply chain solutions for many local and national accounts. The Company operates coast to coast in the lower 48 states with the majority of its customers located in the Upper Midwest. JB Lease operates multiple truck service centers, which provide maintenance and repairs to outside fleet vehicles as well as its Company-owned fleet. The revenue producing truck centers operate under the name TruckServ with locations in Janesville and Waukesha, Wisconsin. The Company’s corporate offices are located in Oak Creek, Wisconsin. With the acquisition, Ursa and JB Lease became wholly owned subsidiaries of EVO, Inc. and Leasing, respectively.

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition.

Assets acquired
Cash	$3,742,892
Account receivable - trade	579,188
Other short-term assets	1,646,343
Property and equipment	15,509,169
Trade name	1,300,000
Customer relationships	720,000
Non-competition agreement	80,000
Goodwill	4,470,824
Long-term assets	31,640
Total assets acquired	28,080,056
Liabilities assumed
Accounts payable	(5,640,689)
Accrued expenses	(1,494,505)
Long-term debt	(11,198,862)
Total liabilities assumed	(18,334,056)
Net assets acquired	$9,746,000
Consideration paid
Fair value of 800,000 shares of common stock issuable	$816,000
Cash	2,500,000
Promissory note	6,430,000
Total	$9,746,000

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company accounted for the acquisition as a business combination in accordance with the FASB ASC Topic 805, Business Combinations. The acquired assets and liabilities of Ursa and JB Leasing were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The final determination of these preliminary fair values is subject to completion of an assessment of the acquisition-date fair values of acquired assets and liabilities. As of June 30, 2019, the Company has not completed the Ursa and JB Lease allocation between identifiable intangible assets and goodwill.

The Company engaged a third-party valuation specialist to determine the fair value of the Ursa and JB Lease intangible assets. The Company incurred a total of approximately $15,000 in transaction closing costs, which were expensed as incurred and included in general and administrative expenses in the condensed consolidated statement of operations during the six months ended June 30, 2019.

The amount of revenue and net loss from Ursa and JB Lease included in the Company’s condensed consolidated statement of operations for the period from February 1, 2019 to June 30, 2019, was $23,254,479 and $(2,752,274), respectively.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As consideration for the Thunder Ridge shares, the Company issued a promissory note dated June 1, 2018 in the principal amount of $2,500,000 (the “TR Note”). The TR Note bears interest at 6% per year with a default interest rate of 9% per year and had an original maturity date of the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Billy (Trey) Peck’s (“Peck”) employment with the Company by the Company without cause or by Peck for good reason. The TR Note is secured by all of the assets of Thunder Ridge pursuant to a security agreement dated June 1, 2018 between the Company, Thunder Ridge, and Peck and is also secured by the Thunder Ridge Shares (“TR Shares”). On December 26, 2018, the Company and Peck entered into an amendment to the Purchase Agreement (the “First Purchase Agreement Amendment”). The First Purchase Agreement Amendment extends the December 31, 2018 portion of the original maturity date to February 28, 2019. On February 28, 2019, the Company and Peck entered into another amendment to the Purchase Agreement (the “Second Purchase Agreement Amendment”). The Second Purchase Agreement Amendment extends the December 31, 2018 portion of the original maturity date to April 30, 2019. On April 30, 2019, the Company and Peck entered into a fourth amendment to the Purchase Agreement (the “Fourth Purchase Agreement Amendment”). The Fourth Purchase Agreement Amendment extended the April 30, 2019 portion of the original maturity date to June 30, 2019. The TR Note called for monthly principal payments of approximately $14,000. As of June 30, 2019, and December 31, 2018, the outstanding balance was $2,224,359 and $2,386,778, respectively. On August 30, 2019, the note was extended until November 2022. Effective with the extension, the Company paid Peck approximately $150,000 in principal and increased the monthly principal payments to $20,000. All accrued and unpaid interest will be due and payable on the maturity date.

If the Company fails to repay the amounts outstanding under the TR Note on or before November 30, 2022, then at the option of Peck, the Company shall immediately surrender all right, title and interest in all of the outstanding shares of stock in Thunder Ridge to Peck.

As additional consideration for the TR Shares and pursuant to a subscription agreement with Peck, on June 1, 2018, the Company agreed to issue to Peck 500,000 shares of common stock, par value $0.0001 per share (“Common Stock”) (issued during May 2019) valued at $415,000.

Further, Peck received warrants for employment to be issued as follows: (i) on the first anniversary a warrant to purchase 333,333 shares of common stock at an exercise price of $3.00 per share (the “$3.00 Warrant”), (ii) on the second anniversary a warrant to purchase 333,333 shares of common stock at an exercise price of $5.00 per share (the “$5.00 Warrant”), and (iii) on the third anniversary a warrant to purchase 333,333 shares of common stock at an exercise price of $7.00 per share (the “$7.00 Warrant,” and together with the $3.00 Warrant and $5.00 Warrant, the (“Warrants”). The Company estimated the fair value of the warrants on the date of grant to be approximately $149,000. The Warrants are exercisable five years from the issuance date.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition.

Assets acquired
Accounts receivable - trade	$2,061,514
Prepaids	160,436
Trade names	460,000
Non-competition agreement	40,000
Customer relationships	2,330,000
Goodwill	2,887,281
Property and equipment	207,734
Deposits and other long-term assets	205,113
Total assets acquired	8,352,078
Liabilities assumed
Accounts payable	(1,027,316)
Accrued expenses	(1,573,578)
Factored receivable advance	(1,230,679)
Lines-of-credit	(421,739)
Long-term debt	(187,016)
Fuel discount advance	(996,750)
Total liabilities assumed	(5,437,078)
Net assets acquired	$2,915,000
Consideration paid
Fair value of 500,000 shares of common stock issuable	$415,000
Promissory note	2,500,000
Total	$2,915,000

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
As reported	$36,450,793	$2,353,156	$64,826,839	$2,673,952
Add pro forma adjustments
Sheehy	-	6,683,364	-	13,111,139
Ursa and JB Lease	-	14,062,403	5,009,963	27,772,892
Thunder Ridge	-	4,024,575	-	10,321,719
Pro forma revenue	$36,450,793	$27,123,498	$69,836,802	$53,879,702
Net loss
As reported	$(7,009,571)	$(2,648,537)	$(14,444,700)	$(2,545,820)
Add pro forma adjustments
Sheehy	-	(334,083)	-	(1,451,976)
Ursa and JB Lease	-	(345,141)	(102,726)	(636,749)
Thunder Ridge	-	(427,954)	-	(760,939)
Pro forma net loss	$(7,009,571)	$(3,755,715)	$(14,547,426)	$(5,395,484)
Net loss available to common stockholders
As reported	$(7,012,803)	$(2,648,537)	$(14,453,932)	$(2,545,820)
Pro forma net loss	$(7,012,803)	$(3,755,715)	$(14,556,658)	$(7,941,303)
Basic and diluted weighted-average common stock outstanding	8,101,717	1,924,457	4,760,969	1,443,972
Basic and diluted loss per common stock, as reported	$(0.87)	$(1.38)	$(3.04)	$(1.76)
Basic and diluted loss per common stock, pro forma	$(0.87)	$(1.95)	$(3.06)	$(5.50)

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 - Balance Sheet Disclosures

Accounts receivable - trade are summarized as follows:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Accounts receivable - trade	$7,475,074	$6,370,412
Allowance for doubtful accounts	(26,979)	-
	$7,448,095	$6,370,412

Property, equipment, and land are summarized as follows:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Tractors, trailers, and other vehicles	$15,829,906	$377,896
Equipment	6,247,899	3,329,893
Buildings	3,849,312	3,849,312
Land	975,899	975,899
Leasehold improvements	262,485	-
Office equipment	11,631	-
Computer equipment	62,977	37,627
	27,240,109	8,570,627
Less accumulated depreciation	(2,987,641)	(966,765)
	$24,252,468	$7,603,862

Depreciation expense for the six months ended June 30, 2019 and 2018, was $2,030,579 and $247,734, respectively.

Goodwill consists of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Beginning goodwill	$2,887,281	$-
Additions:	-	-
Sheehy acquisition	4,065,326	-
Ursa and JB Lease acquisition	4,470,824	-
Thunder Ridge acquisition	-	2,887,281
	$11,423,431	$2,887,281

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets consist of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Customer list	$3,873,730	$2,743,730
Trade name	2,156,000	546,000
Favorable leases	-	307,000
Non-competition agreement	200,000	40,000
	6,229,730	3,636,730
Less amortization	(824,799)	(599,991)
	$5,404,931	$3,036,739

Amortization expense for the six months ended June 30, 2019 and 2018, was $404,189 and $161,868, respectively. Future amortization expense will be approximately as follows:

Remainder of 2019	$413,000
2020	818,000
2021	790,000
2022	702,000
2023	696,000
Thereafter	1,986,000
$5,405,000

The favorable lease and accumulated amortization were reclassified with the adoption of ASC 842 into right-of -use assets.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Compensation, related taxes, and benefits	$3,020,865	$1,344,046
Purchased transportation	1,535,001	2,187,616
Credit cards	768,403	-
Federal alternative fuels tax credit	525,940	242,725
Professional fees	504,970	250,000
Interest	257,006	137,597
Regulatory fees	145,000	233,279
Credit cards	115,373	584,746
Operating expenses	379,590	80,573
Excise taxes	34,980	5,273
Deferred rent	-	7,462
	$7,287,128	$5,073,317

Note 4 - Segment Reporting

The Company’s two reportable segments are Trucking and CNG Fueling Stations.

Trucking. Trucking is comprised of domestic freight trucking and surface transportation services to the USPS, with the USPS generally granting four-year contracts through a bid process.

CNG Fueling Stations. The Company operates five CNG fueling stations located in California, Texas, Arizona, and Wisconsin. Revenue is derived from agreements with high-volume fleet operators. In most instances each station has a principal customer comprising a majority of the revenue.

In determining its reportable segments, the Company’s management focuses on financial information, such as operating revenue, operating expense categories, operating ratios, and operating income as well as on key operating statistics to make operating decisions.

The trucking segment includes $11,423,431 of goodwill in the six months ended June 30, 2019.

The following tables summarize operating activities by segment.

	For the Six Months Ended
	June 30, 2019 (Unaudited)
	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Total revenues	$64,215,618	$611,221	$-	$64,826,839
Operating expenses	(70,351,089)	(950,181)	(2,756,813)	(74,058,083)
Depreciation and amortization	(2,474,372)	(264,430)	(19,313)	(2,758,115)
Interest and other expense	(1,279,570)	(30,902)	(1,144,869)	(2,455,341)
Net loss	$(9,889,413)	$(634,292)	$(3,920,995)	$(14,444,700)

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	For the Three Months Ended
	June 30, 2019 (Unaudited)
	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Total revenues	$36,124,463	$326,330	$-	$36,450,793
Operating expenses	(38,876,598)	(252,006)	(1,457,575)	(40,586,179)
Depreciation and amortization	(1,382,094)	(123,340)	(16,869)	(1,522,303)
Interest and other expense	(758,605)	(27,278)	(565,999)	(1,351,882)
Net loss	$(4,892,834)	$(76,294)	$(2,040,443)	$(7,009,571)

	For the Six Months Ended
	June 30, 2018 (Unaudited)
	Trucking	CNG	Corporate and Unallocated	Total
Total revenues	$1,976,932	$697,020	$-	$2,673,952
Operating expenses	(2,103,272)	(587,243)	(1,785,317)	(4,475,832)
Depreciation and amortization	(82,340)	(327,262)	-	(409,602)
Interest and other expense	(34,981)	-	(299,357)	(334,338)
Net loss	$(243,661)	$(217,485)	$(2,084,674)	$(2,545,820)

	For the Three Months Ended
	June 30, 2018 (Unaudited)
	Trucking	CNG	Corporate and Unallocated	Total
Total revenues	$1,976,932	$376,224	$-	$2,353,156
Operating expenses	(2,103,272)	(206,394)	(1,696,884)	(4,006,550)
Depreciation and amortization	(82,340)	(163,629)	-	(245,969)
Interest and other expense	(34,981)	-	(714,193)	(749,174)
Net loss	$(243,661)	$6,201	$(2,411,077)	$(2,648,537)

For the six months ended June 30, 2019 and 2018, the revenues from one customer accounted for approximately 99% and 26%, respectively of total consolidated revenues.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize total assets by segment:

	As of June 30, 2019 (Unaudited)
	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Property, equipment, and land, net	$17,026,820	$7,011,259	$214,389	$24,252,468
Goodwill	11,423,431	-	-	11,423,431
Intangibles	5,377,059	27,872	-	5,404,931
Right-of-use asset	10,477,736	127,131	947,729	11,552,596
Other assets	12,261,156	5,367,498	283,203	17,911,857
Total assets	$56,566,202	$12,533,760	$1,445,321	$70,545,283

	As of December 31, 2018
	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Property, equipment, and land, net	$349,549	$7,254,313	$-	$7,603,862
Goodwill	2,887,281	-	-	2,887,281
Intangibles	2,894,940	141,799	-	3,036,739
Right-of-use asset	-	-	-	-
Other assets	7,929,703	1,187,947	5,074	9,122,724
Total assets	$14,061,473	$8,584,059	$5,074	$22,650,606

Note 5 - Related Party Transactions

Accounts Payable - Related Party

The Company’s accounts payable - related party consist of guaranteed payments and expense reimbursement to Titan members and purchased technology from an entity owned by an officer of the Company. Accounts payable - related party was $0 and $337,345 as of June 30, 2019 and December 31, 2018, respectively.

On April 1, 2019, the Company issued 117,092 shares of common stock with an approximate fair value of $292,730 to settle the Separation Agreement with a former officer to settle $37,500 of advances and approximately $300,000 of the accounts payable - related party.

During the six months ended June 30, 2019, the Company leased software technology for operations from an entity owned by an officer of the Company and recognized expense of approximately $260,000.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Due from Related Party

The related party balances as of January 2, 2019, were acquired as part of the Sheehy acquisition (see Note 2 – Acquisitions – Sheehy). SEI and NADS are companies controlled by the former owner of Sheehy who currently is an officer of the Company. The transactions representing the balance due to SEI and due from NADS at January 2, 2019, were for ordinary course business transactions incurred prior to the acquisition. The balance due to the officer on the acquisition date, represents personal funds advanced to Sheehy for general working capital purposes prior to the acquisition. On January 7, 2019, the Company transferred a total of $150,000 to SEI to fully repay the balance due to the officer and reduce the payable due to SEI.

	June 30,	January 2,
	2019	2019
	(Unaudited)	(Unaudited)
Due to Sheehy Enterprises, Inc.	$(374,890)	$(439,890)
Due from North American Dispatch Systems	776,948	776,948
Officer	-	(85,000)
	$402,058	$252,058

On November 18, 2019, and pursuant to the Intercompany Agreement, the Company assigned $374,890 of the NADS receivable balance to SEI as full payment of the SEI payable. The remaining NADS receivable of $402,058 was assigned to SEI as a partial payment of the Sheehy Note (See Note 2 – Acquisitions – Sheehy). The remaining principal amount due of $47,942 plus accrued interest of $39,947 was paid in the form of 35,156 shares of EVO common stock.

Advances from Related Party

As of June 30, 2019, and December 31, 2018, advances from EAF members were $286,929 and $324,429, respectively.

Accounts Receivable – Related Party

The Company sold an immaterial amount of CNG to an officer’s company. As of June 30, 2019, and December 31, 2018, accounts receivable – related party was $0 and $40,571, respectively.

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $1,230,531 and $922,471 as of June 30, 2019, and December 31, 2018, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Off Balance Sheet Arrangements - Collateral Security Pledge Agreement

On January 31, 2019, the Company entered into a Collateral Security Pledge Agreement with SEI to satisfy the Sheehy captive insurance security deposit requirement for 2019 (see Note 11 - Commitments and Contingencies – Off Balance Sheet Arrangements – Captive Insurance). Under the agreement SEI has pledged a total of $327,975 in cash and investments held in the SEI captive insurance member account. The pledged collateral remains the exclusive property of SEI and any interest earned on the pledged collateral during the term of the agreement will accrue exclusively to the benefit of SEI. The Company has no claim to the pledged collateral or any accrued interest. The agreement expired on March 1, 2020, and the Company is in negotiation with SEI to extend the agreement.

For further information regarding related-party transactions, see Note 2 for acquisitions. In addition, the Company entered into multiple related-party transactions as described in Notes 8, 9, and 10.

Note 6 - Factoring

The Company entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”), which has been extended to February 18, 2021. Pursuant to the terms of the agreement, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a recourse basis for credit-approved accounts. The Factor remits 95% of the contracted accounts receivable balance for a given month to the Company (the “Advance Amount”) with the remaining balance, less fees to be forwarded once the Factor collects the full accounts receivable balance from the customer.

For long-term contracts with credit worthy customers, the Factor may advance, at their discretion, unearned future contract amounts. Unearned advances are secured by all factored and non-factored long-term contract cash receipts, which are remitted directly to the Factor by the customer. Earned and unearned components included in Advances from factoring arrangement are as follows:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Purchased accounts receivable	$2,583,713	$5,331,020
Unearned future contract advances	12,175,592	-
	$14,759,305	$5,331,020

Financing costs are comprised of an interest rate of Prime plus 7.5% (13% at June 30, 2019, and December 31, 2018) plus a factor fee of 0.25% of the face amount of the invoice factored based upon number of days the Advance Amount remains outstanding. Total interest and financing fees for factored receivables for the six months ended June 30, 2019 and 2018 were $528,947 and $133,331, respectively. The fees are included in interest expense in the condensed consolidated statement of operations.

Note 7 - Line-of-Credit

The Company had two line-of-credit agreements with a bank that provided for a borrowing capacity of $421,738. The amounts outstanding bear interest at 6.75% and are secured by equipment. As of June 30, 2019, and December 31, 2018, the outstanding balance was $0 and $316,589, respectively. During October 2018, the Company paid the $100,000 line-of-credit in full and extended the $321,739 line-of-credit’s maturity to April 2019. During April 2019, the line-of-credit was paid in full.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 - Long-Term Debt

Long-term debt consists of:

	June 30, 2019	December 31, 2018
	(Unaudited)
$1,300,000 SBA note payable issued December 31, 2014, with interest adjusted to the SBA LIBOR base rate, plus 2.35%. The note requires monthly principal and interest payments of $15,288. The note matures March 2024, is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan. The note is a co-borrower arrangement between Titan and Titan El Toro, LLC with the proceeds received by Titan El Toro, LLC. In 2016, the Company issued 35,491 units (equivalent to 31,203 common shares) to those members as compensation for the guarantee. The Company was not in compliance with the financial ratio covenants at December 31, 2018. Subsequent to year-end, the financial ratio covenants were waived for 2018 and eliminated for all future periods.	$885,417	$950,582

Four promissory notes with an aggregate of $9,500,000 to the former EAF members with interest at 1.5% per annum, issued February 1, 2017, that mature February 1, 2026. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 12.8% on the promissory notes. The discount is accreted over the period from the date of the amendment, October 24, 2018, to the date the promissory notes are due using the effective interest rate method. As of June 30, 2019, and December 31, 2018, the debt discount was $7,296,219 and $7,495,295, respectively. As amended during 2018, the debt is convertible into a fixed amount of 7,000,000 shares of common stock.	9,500,000	9,500,000

One subordinated senior note payable to a stockholder with interest at 16% and maturity during October 2017. The note is in default as of June 30, 2019, and due on demand.	75,000	75,000

$3,800,000 senior promissory note issued on February 1, 2017, to a former EAF member with interest at 7.5% per annum and default interest of 12.5% per annum, an original maturity of the earlier of (a) December 2017; (b) ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million; or (c) an event of default. During April 2018, the promissory note’s maturity date was extended to July 2019. The senior promissory note is unsecured. During September 2019, the senior promissory note was extended to November 2022 and is subordinated to the Company’s senior lender pursuant to a loan financing agreement. No principal and interest payments are due until maturity.	3,800,000	3,800,000

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2019	December 31, 2018
	(Unaudited)
$4,000,000 promissory note issued on February 1, 2017, to a former EAF member with interest at 7.5% per annum, with maturity during February 2020. The note is guaranteed by substantially all the assets of EAF and the Company. During September 2019, the senior promissory note was extended to November 2022 and is subordinated to the Company’s senior lender pursuant to a loan financing agreement. No principal and interest payments are due until maturity.	4,000,000	4,000,000

$4,005,000 Secured Convertible Promissory Notes (“Secured Convertible Notes”) issued during August 2018. The Company paid debt issuance costs of $524,987 in connection with the Secured Convertible Notes. The Secured Convertible Notes bear interest at 9% per annum, compounded quarterly, with principal due two years after issuance and are secured by all the assets of the Company. The holder may agree, at its discretion, to add accrued interest in lieu of payment to the principal balance of the Secured Convertible Notes on the first day of each calendar quarter. The Secured Convertible Notes may not be prepaid prior to the first anniversary of the date of issuance, but may be prepaid without penalty after the first anniversary of the date of issuance.

The Secured Convertible Notes also provide that the Company will prepare and file with the SEC, as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company will be required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. Payments for liquidation damages began during August 2019 and are included in interest expense.

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

As of June 30, 2019, and December 31, 2018, the unamortized debt discount was $406,328 and $591,598, respectively, and the unamortized debt issuance costs were $284,368 and $415,614, respectively. For the six months June 30, 2019, $51,355 of interest was added to the principal balance.	4,090,985	4,039,630

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2019	December 31, 2018
	(Unaudited)
$2,500,000 promissory note – stockholder issued June 1, 2018, with interest at 6% and a maturity date of the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge. On December 26, 2018, the maturity date was extended to February 28, 2019. On February 28, 2019, the maturity date was further extended to April 30, 2019. On April 30, 2019, the maturity date was again extended to June 30, 2019. The note called for monthly principal payments of approximately $14,000. On August 30, 2019, the note was extended until November 2022. Effective with the extension, the Company paid Peck approximately $164,000 in principal and increased the monthly principal payments to $20,000. All accrued and unpaid interest will be due and payable on the maturity date.	2,224,359	2,386,778

$300,000 note payable issued during November 2018, with interest at 3% and a maturity date of October 2022. The note calls for quarterly principal payments on January, April, July, and October 1st of $18,750, plus the related accrued interest.	243,784	281,250

Three notes payable to banks acquired from Thunder Ridge with interest ranging from 2.99% to 6.92%, with monthly payments of principal and interest in aggregate of $2,633, and maturity dates between September 2020 and January 2023. The notes are collateralized by equipment.	37,073	100,966

Thunder Ridge signed an agreement with a supplier on August 31, 2017, in which $1,000,000 was advanced to Thunder Ridge during 2017. The advance bears interest at 8.5% per annum and is collateralized by substantially all of Thunder Ridge’s assets. As Thunder Ridge purchases fuel from the supplier’s station, Thunder Ridge reduces its fuel advance liability by $0.25 per gallon. Purchases made during the six months ended June 30, 2019, and 2018, were nominal. With the Thunder Ridge acquisition, the maturity date was extended from December 31, 2018 to June 2021.	975,296	977,698

$6,430,000 promissory note - stockholder issued February 2, 2019, with interest at 9% per annum and a maturity date of August 31, 2020. The note is collateralized by all of the assets of Ursa and JB Lease. Principal and interest payments commence June 1, 2019, in equal monthly installments of $50,000 with a final payment of $6,400,000. On August 30, 2019, the note was extended to November 2022.	6,415,530	-

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2019	December 31, 2018
	(Unaudited)
$400,000 promissory note - stockholder issued January 2, 2019, with interest at 5.65% per annum with maturity within 60 days of issuance. The note automatically renews a maximum of four times for 30 days. If the renewals have been exhausted, the note will increase in value to $450,000 and convert to shares of common stock at $2.50 per share. As of the final maturity extension date, the principal amount of $400,000 was outstanding. In accordance with the terms of the Sheehy Note, the principal amount increased to $450,000. On November 18, 2019, the Sheehy Note and all accrued interest was deemed to be paid in full under the terms of the Intercompany Agreement (See Note 5 - Related Party Transactions – Due from Related Party).	400,000	-

Various notes payable acquired from JB Lease to multiple lenders with interest rates ranging from 3.9% to 5.1% per annum. The notes call for monthly principal payments ranging from $365 to $28,756 and interest payments and maturity dates ranging from September 2019 to August 2024. These notes are collateralized by transportation equipment and guaranteed by the stockholders of the Company. JB Lease is currently out of compliance with the loan covenants associated with the bank loans and has classified the related balances as current.	6,665,198	-

$800,000 note payable to a financing company issued February 11, 2019, with interest at 10.2% per annum and a maturity date of February 11, 2023. The note is collateralized by certain equipment and guaranteed by a member of management. The note requires principal and interest payments in equal monthly installments of $19,566, with the final payment of $48,000.	760,588	-

$275,215 note payable to a financing company issued January 22, 2019, with interest at 10.6% per annum and a maturity date of January 22, 2023. The note is collateralized by certain equipment and guaranteed by a member of management. The note requires principal and interest payments in equal monthly installments of $6,785 with the final payment of $16,513.	246,187	-

$3,826,475, note payable to a financing company issued January 23, 2019, with interest at 10.1% per annum and a maturity date of February 23, 2024. The note is collateralized by certain equipment and guaranteed by a member of management. The note requires principal and interest payments in equal monthly installments of $78,507 with the final payment of $229,589.	3,492,600	-

Equipment notes payable acquired from Sheehy to various financing companies. The notes have maturity dates varying from June 2020 to August 2020. Monthly payments range from $29,867 to $30,525. Interest rates range from 3.1% to 4.1% per annum. The notes are guaranteed by stockholders and secured by the equipment and a general business security interest.	1,167,131	-

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2019	December 31, 2018
	(Unaudited)
Notes payable to a bank acquired from Sheehy with interest of 4.35% to 4.375% per annum. The notes call for monthly principal and interest payments ranging from $2,391 to $10,189, with final payments of $130,701 and $246,771. The notes mature between September 2020 and December 2021 and are collateralized by substantially all assets of the Company. The notes are subject to certain restrictive covenants. The Company was not in compliance with the financial ratio covenants at June 30, 2019, and has classified the related balance as a current liability.	903,767	-

$229,666 note payable to a financing company issued during February 2019, with interest at 8.94% per annum and a maturity date during March 2023. The note is collateralized by certain equipment. The note requires principal and interest payments in equal monthly installments of $5,059.	212,466	-
	46,095,381	26,111,904
Debt issuance cost	(284,368)	(415,614)

Debt discount	(7,702,547)	(8,086,893)
	38,108,466	17,609,397
Less current portion	(17,697,262)	(6,531,017)
	$20,411,204	$11,078,380

Maturities of long-term obligations are as follows:

	Related Party Notes	Other Notes	Total
Remainder 2019	$6,432,889	$4,391,901	$10,824,790
2020	10,407,000	8,331,951	18,738,951
2021	-	3,566,303	3,566,303
2022	-	1,728,980	1,728,980
2023	-	1,309,370	1,309,370
Thereafter	9,500,000	426,987	9,926,987
	$26,339,889	$19,755,492	$46,095,381

During September 2019, $7,800,000 of debt obligations, due on demand and through August 2020, were subordinated and extended to November 2022 pursuant to the Antara Financing Agreement as discussed in Note 13.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Amortization of debt issuance and debt discount costs are as follows:

	Debt Issuance	Debt Discount	Total
Remainder 2019	$131,247	$414,655	$545,902
2020	153,121	767,744	920,865
2021	-	710,486	710,486
2022	-	918,205	918,205
2023	-	1,186,655	1,186,655
Thereafter	-	3,704,802	3,704,802
	$284,368	$7,702,547	$7,986,915

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

During March 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s stockholders, including entities affiliated with a director of the Company, and the Company’s former president. Pursuant to the terms of the Escrow Agreement, the stockholders party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by the Company until such time as one or more third parties offer to purchase the escrowed shares and the Company approves such purchase or purchases. Seventy-five percent of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the SBA loan, and the remaining 25% of the proceeds will be paid pro rata to the stockholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase common stock to the stockholders’ party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years. The Company estimated the value of the warrants to be $9,179 through the Black-Scholes Pricing Model calculated with a five-year term; 49% volatility; 2.85% discount rate, and the assumption of no dividends.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On October 9, 2017, management of the Company terminated the employment of the Company’s president. In connection with the termination, the Company and former president entered into a Mutual Separation Agreement dated October 9, 2017 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company and former president agreed that his last day of employment with the Company was October 9, 2017. On April 1, 2019, the Company issued 117,092 shares of common stock with an approximate fair value of $292,730 to settle the Separation Agreement with him to settle $37,500 of advances and approximately $300,000 of the accounts payable - related party.

On May 31, 2019, the Company sold Units (the “2019 Units”) at a price of $2.50 per 2019 Unit pursuant to the terms of a subscription agreement with certain accredited investors. Each 2019 Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share, and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company sold a total of 4,560,000 2019 Units for aggregate gross proceeds of $11,400,000. The Company did not pay underwriter discounts or commissions in connection with the sale of these 2019 Units. The fair value of the warrants issued determined using the Black-Scholes pricing model was $2,057,098, calculated with a ten-year term; 60% volatility, 2.49% discount rates; and the assumption of no dividends.

Common Stock Subscribed

As of June 30, 2019, the Company agreed to issue 2,240,000 and 4,560,000 shares of common stock pursuant to the Sheehy acquisition and the sale of 2019 Units, respectively.

Subsequent to June 30, 2019, the Sheehy common stock was issued.

As of December 31, 2018, the Company agreed to issue 500,000 shares of common stock pursuant to the Thunder Ridge acquisition. During the second quarter of 2019 the shares of common stock were issued.

Series A Preferred Stock

On April 13, 2018, the Company issued 100,000 shares of Series A Preferred stock containing 15:1 voting rights to a related party for advisory services rendered to the Company. The fair value of the services rendered was assessed at $234,000.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Dividends

Generally, the holders of the Preferred Stock are entitled to receive if, when, and as declared by the Board of Directors, an annual non-compounding dividend, payable at the rate of 8% and payable quarterly in arrears in cash, or, at the Company’s option, an annual non-compounding dividend of 12%, payable quarterly in arrears in the form of shares of Preferred Stock at a rate of $3.00 per share. Such dividends begin to accrue as of the date on which the Preferred Stock is issued and will accrue whether declared and whether there are funds legally available for the payment of dividends. As of June 30, 2019, and December 31, 2018, accrued dividends of $26,459 and $17,227, respectively included in preferred stock on the accompanying balance sheet.

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

As of June 30, 2019, there were 1,430,750 shares reserved for grant. Subsequently, a total of 1,650,000 options were granted which resulted in the total number of options granted exceeding the number of options available under the Amended 2018 Plan. During February 2020, the Board of Directors approved an increase of the number of available options in the Stock Incentive Plan to a total of 9,250,000 options.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted stock awards are made by the issuance to the participant of the actual shares represented by that grant. Any shares of restricted stock issued are registered in the name of the participant and bear an appropriate legend referring to the terms, conditions, and restrictions applicable to the award. Shares of restricted stock granted under the Amended 2018 Plan may not be sold, transferred, pledged, or assigned until the termination of the applicable period of restriction. After the last day of the period of restriction, shares of restricted stock become freely transferable by the participant. During the period of restriction, a participant holding shares of restricted stock granted under the Amended 2018 Plan may exercise full voting rights with respect to those shares, unless otherwise specified in the applicable award agreement. As of June 30, 2019, and December 31, 2018, there were no shares of restricted stock awarded.

The fair value of each award is estimated on the date of grant. Stock option values are estimated using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. The expected option terms are calculated based on the “simplified” method for “plain vanilla” options due to the Company’s limited exercise information. The simplified method calculates the expected term as the average of the vesting term and the original contractual term of the options. Expected volatilities used in the valuation model are based on the selected comparable companies. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends. There is no estimated forfeiture rate. During the six months ended June 30, 2019, and 2018, the Company has recorded stock-based compensation expense of $172,524 and $383,223, respectively, associated with stock options. As of June 30, 2019, and 2018, the Company has estimated approximately $656,000 and $7,664,000 respectively, of future compensation costs related to the unvested portions of outstanding stock options. Options vest ratably over three years. One-quarter (1/4) of the options vest and become exercisable on the grant date. The remaining vest and become exercisable ratably on the first, second, and third anniversaries of the date of grant. As of June 30, 2019, and 2018, there was no intrinsic value to the stock options.

The following table presents the activity for options outstanding:

	Incentive	Weighted
	Stock	Average
	Options	Exercise Price
Outstanding - January 1, 2019	4,700,000	$2.50
Granted	119,250	2.50
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - June 30, 2019 (unaudited)	4,819,250	$2.50

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$2.50	4,819,250	$2.50	8.85	2,230,713	$2.50
Total - June 30, 2019	4,819,250	$2.50	8.85	2,230,713	$2.50

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	For the Six Months Ended
	June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Approximate risk-free rate	2.54	2.67%
Average expected life	7 years	5 years
Dividend yield	0.00%	0.00%
Volatility	44.3	103.75%
Estimated fair value of total options granted	$30,713	$7,644,468

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

During the year ended December 31, 2018, the Company issued 999,999 warrants contingent on continued employment. The warrants vest in three tranches of 333,333 warrants each year during 2019, 2020, and 2021. The fair value of the warrants issued, determined using the Black-Scholes pricing model, was $149,390, calculated with six-, seven-, and eight-year terms, respectively; 55%, 51%, and 53% volatility, respectively; 2.8%, 2.85%, and 2.87% discount rate, respectively, and the assumption of no dividends. During the six months ended June 30, 2019, and 2018, the Company has recorded warrant-based compensation expense of $27,000 and $0, respectively, associated with the warrants.

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

During the year ended December 31, 2018, the Company entered into subscription agreements effective as of July 31, 2018 to issue 187,462 units (the “2018 Units”) at a price of $2.50 per 2018 Unit in exchange for the Company’s promissory notes - stockholders in the aggregate principal amount of $468,655. Each 2018 Unit consists of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company estimated the fair value of the warrants to be $87,294.

The following table presents the activity for warrants outstanding:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding - January 1, 2019	4,293,894	$3.09
Issued	4,560,000	2.50
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - June 30, 2019 (unaudited)	8,853,894	$2.79

The following tables present the composition of warrants outstanding and exercisable:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$2.50	7,750,562	$2.50	9.57	7,750,562	$2.50
$3.00	436,666	$3.00	8.92	436,666	$3.00
$5.00	333,333	$5.00	-	-	-
$7.00	333,333	$7.00	-	-	-
Total - June 30, 2019	8,853,894	$2.79	9.51	8,187,228	$2.51

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$2.50	1,240,000	$2.50	8.75	1,240,000	$2.50
$3.00	103,000	$3.00	3.95	103,333	$3.00
$3.00	333,333	$3.00
$5.00	333,333	$5.00	-	-	-
$7.00	333,333	$7.00	-	-	-
Total - June 30, 2018	2,342,999	$3.59	8.08	1,343,333	$2.54

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	For the Six Months Ended
	June 30,
	2019	2018
Approximate risk-free rate	2.49%	2.67%
Average expected life	10 years	5 years
Dividend yield	0.00%	0.00%
Volatility	60%	103.75
Estimated fair value of total warrants granted	$2,057,098	$3,220,400

The fair value of the warrants issued was determined using the Black-Scholes pricing model for the six months ended June 30, 2019, and 2018, was $2,057,098 and $3,220,400, respectively. As of June 30, 2019, and December 31, 2018, there was no intrinsic value to the warrants.

Note 10 - Leases

The Company recorded a Right-of-Use Asset and Lease Liability on the Condensed Consolidated Balance Sheet of approximately $4 million upon adoption. The Sheehy and Ursa acquisitions increased the Right-of-Use Asset and Lease Liability by approximately $5.4 million and $2.0 million, respectively. As of June 30, 2019, the Company had various obligations remaining under operating and finance lease arrangements related primarily to the rental of trucks and trailers, maintenance and support facilities, office space, and parking yards. Many of these leases include one or more options, at the Company’s discretion, to renew and extend the agreement beyond the current lease expiration date. These options are included in the calculation of the Company’s operating lease liability when it becomes reasonably certain the option will be exercised. For the six months ended June 30, 2019, there were no options included in the operating lease liability calculation. The Company’s lease obligations typically do not include options to purchase the leased property, nor do they contain residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For the six months ended June 30, 2019, lease expense for month-to-month leases was approximately $3,934,000.

Right-of-use assets are summarized as follows:

Operating leases	$10,837,555
Finance leases	715,041
$11,552,596

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

The Company is obligated under finance leases covering revenue equipment for a total of $828,680 and $0 as of June 30, 2019, and December 31, 2018, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at June 30, 2019, and December 31, 2018 was 10.5% and 0%. As of June 30, 2019, the weighted-average remaining lease term for the Company’s outstanding financing lease obligations was 1.3 years.

Principal Maturities of the Finance Leases

The principal maturities on the finance leases are as follows:

2019 remainder	$238,302
2020	590,378
828,680
Less current portion	(390,948)
Total	$437,732

For the six months ended June 30, 2019, the Company’s finance lease payments were approximately $240,000 with $21,000 of interest. The components of finance lease costs are included in short-term finance lease liability and interest expense. Cash paid for the finance leases was approximately $219,000 for the six months ended June 30, 2019, and is included in financing activities on the statement of cash flows. Cash paid for finance lease interest was approximately $21,000 and is included in interest paid within supplemental cash flow information for the six months ended June 30, 2019. Amortization expense for the six months ended June 30, 2019, was $323,347 and included in depreciation and amortization.

Operating Leases

Operating lease right-of-use assets are amortized over the lease term as a component of the straight-line payments and the calculated interest expense, all of which is included in rent expense, and the lease liability is measured at the present value of the remaining lease payments. Operating lease costs are recognized on a straight-line basis over the term of the lease within operating supplies and expenses and equipment rent. As of June 30, 2019, the Company did not have any significant leases executed, but not yet commenced.

Operating lease expense and cash paid for amounts included in the present value of operating lease liabilities was $2,109,370 during the six months ended June 30, 2019, and is included in operating cash flows.

Variable lease costs of mileage and administrative fees for the six months ended June 30, 2019, were approximately $170,000 and included in equipment rent.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

During January 2019 the Company paid a $400,000 deposit for truck leases to a related party. The payment is included in right-of-use assets and classified in investing activities in the statement of cash flows.

As of June 30, 2019, the weighted-average remaining lease term for the Company’s outstanding operating lease obligations was 5.02 years and the weighted-average discount rate was 10.5%.

The Company entered into non-cancelable leases with related parties for trucks, office space and terminals expiring at various dates through September 2038. Over the term of the leases the approximate rent expense will be $6,448,000.

Maturities of operating lease liabilities as of June 30, 2019, are as follows:

2019 remaining	$1,366,581
2020	2,600,364
2021	2,180,457
2022	2,228,767
2023	711,768
Thereafter	1,271,999
Total lease payments	10,359,936
Less current portion	(2,662,506)
$7,697,430

Sale Lease Back

During January 2019 the Company entered into a sale-leaseback transaction whereby it sold equipment for $186,000 and concurrently entered into a finance lease agreement for the sold equipment with a 49-month term. Under the lease agreement, the Company will pay an initial monthly payment of $4,871 and a final payment of $18,600. The gain on the transaction was de minimis.

Note 11 - Commitments and Contingencies

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Long-Term Take-or-Pay Natural Gas Supply Contracts

At June 30, 2019, the Company had commitments to purchase natural gas on a take-or-pay basis of approximately $545,000. The contracts commenced beginning in November 2013. It is anticipated these are normal purchases that will be necessary for sales, and no cash settlements will be made related to the purchase commitments. The terms of the take-or-pay natural gas supply contracts range between April 2019 and September 2019. At June 30, 2019, the estimated remaining liability under the take-or-pay arrangements was approximately $450,000.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Captive Insurance

Prior to the acquisition, Sheehy was self-insured for certain insurance risks with a captive insurance company under SEI. Upon the acquisition of Sheehy from SEI in January 2019 (see Note 2 – Acquisitions – Sheehy for additional information related to the acquisition), the Company became a member of the captive and Sheehy was transferred to the EVO member account. As a member of the captive, the Company is required to maintain a security deposit. The security deposit requirement is calculated at the renewal date of March 1st each year and is based on the prior three years of premium experience. The security deposit may be satisfied with either cash and/or investment collateral held in the captive or with a letter of credit. The Company’s security deposit requirement for 2019 was $327,975, based on a single year of premium experience. SEI agreed to pledge excess cash and investments held in the captive under the SEI member account to satisfy the Company’s security deposit requirement for 2019. The Collateral Pledge Agreement between the Company and SEI expired on March 1, 2020, and the Company and SEI are in negotiation to extend the agreement. The Company will be responsible for providing sufficient collateral to satisfy the security deposit with the captive on expiration of the agreement. The Company is also responsible for providing any additional collateral that may requested by the captive. See Note 5 – Related Parties – Collateral Pledge Agreement for terms of the agreement.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13 - Subsequent Events

Courtland and Finkle Acquisition

On July 19, 2019, but effective July 15, 2019, the Company entered into and consummated the transactions contemplated by a stock purchase and exchange agreement (the “Purchase and Exchange Agreement”) pursuant to which the Company acquired all of the issued and outstanding equity interests (the “Acquired Interests”) in Courtlandt and Brown Enterprises, LLC, a New Jersey limited liability company (“Courtlandt”) and Finkle Transport, Inc., a New Jersey corporation (“Finkle”), from the Finkle Owners. As a result of the transaction, Finkle and Courtlandt became wholly owned subsidiaries of the Company. Finkle and Courtlandt are based in Clifton, New Jersey, and are engaged in the business of fulfilling government contracts for freight trucking services as well as providing freight trucking services to non-government entities. Pursuant to the Purchase and Exchange Agreement, the Company acquired all of the Acquired Interests for $12,000,000, consisting of: (i) $3,125,000 paid by issuance of 1,250,000 shares of the Company’s common stock; (ii) $1,250,000 in cash; $5,011,364 in assumed indebtedness; and (iv) an earnout of up to $2,613,635 (the “Earnout”), which is payable in shares of Company common stock at an agreed price per share of $2.50. The Earnout will be calculated within 30 days of the first anniversary of the Purchase and Exchange Agreement and will equal three times EBITDA (as defined in the Purchase and Exchange Agreement) of Courtlandt and Finkle for the 12 months ended June 30, 2019, (subject to a cap of $12,000,000) minus the amounts paid at closing.

Ritter Acquisition

On September 16, 2019, the Company entered into and consummated the transactions contemplated by a stock exchange agreement, a stock purchase agreement, and a membership interest purchase agreement (collectively the “Ritter Acquisition”), pursuant to which the Company acquired all of the issued and outstanding equity interests in John W. Ritter, Inc., a Maryland corporation (“JWR”), Ritter Transportation Systems, Inc., a Maryland corporation (“RTS”), Ritter Transport, Inc., a Maryland corporation (“RTI”), and Johmar Leasing Company, LLC, a Maryland limited liability company (“Johmar”), collectively (the “Ritter Interests” or “Ritter Companies”). As a result of the transaction, RTS, RTI, JWR, and Johmar became wholly owned subsidiaries of the Company. The Ritter Companies are based in Laurel, Maryland. JWR is engaged in the business of fulfilling government contracts for freight trucking services as well as providing freight trucking services to non-government entities. RTS and RTI are engaged in the business of providing freight trucking services to non-government entities, and Johmar owns vehicles and related assets for lease to freight trucking companies. Pursuant to the Exchange Agreement, EVO HoldCo acquired all of the outstanding equity interests in JWR for $6,102,453, consisting of the issuance of 2,440,982 shares of the Company’s common stock. Pursuant to the Stock Purchase Agreement, EVO HoldCo acquired all of the outstanding equity interests in Ritter Transportation and Ritter Transport for $13,739,056, which was paid in cash at closing and is subject to a customary working capital adjustment. Pursuant to the Membership Interest Purchase Agreement, EVO HoldCo acquired all of the outstanding equity interests in Johmar for $500,000, which was paid in cash at closing. At closing of the Membership Interest Purchase Agreement, EVO HoldCo also paid off Johmar indebtedness of $3,350,669.

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

Antara Warrants

Concurrently, and in connection with the Financing Agreement the Company issued two warrants (the “$0.01 Warrant” and the “$2.50 Warrant” and collectively, the “Antara Warrants”) to Antara Capital to purchase an aggregate of 4,375,000 shares of common stock of the Company (the “Antara Warrant Shares”). The $0.01 Antara Warrant grants Antara Capital the right to purchase up to 3,350,000 Antara Warrant Shares at an exercise price of $0.01 per share and is exercisable for five years from the date of issuance. The $2.50 Antara Warrant grants Antara Capital the right to purchase up to 1,025,000 Antara Warrant Shares at an exercise price of $2.50 per share, subject to adjustment for certain distributions, stock splits, and issuances of common stock, and is exercisable for ten years from the date of issuance. If the fair market value of the Antara Warrant Shares is greater than the related exercise price at the end of the exercise period (the Warrant Shares are “in the money”), then any outstanding Antara Warrants that are in the money will be automatically deemed to be exercised immediately prior to the end of the exercise period. Pursuant to the Antara Warrants, the Company granted Antara Capital preemptive rights to purchase its pro rata share, determined based on the number of shares held by Antara Capital or into which Antara Capital’s Antara Warrants are exercisable, of capital stock issued by the Company after the issuance date of the Antara Warrants, subject to certain excepted issuances.

The Company agreed to issue a warrant for 1,500,000 shares of common stock to Antara subject to an agreement between the Company and Loadtrek. Loadtrek is a GPS system designed for the trucking industry, owned by a related party.

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

Subordination Agreement

Concurrently, and in connection with the Financing Agreement, (i) the Company, Danny Cuzick, and the Collateral Agent entered into a subordination agreement (the “EVO Subordination Agreement”) and (ii) EAF, Danny Cuzick, and the Collateral Agent entered into a subordination agreement (the “EAF Subordination Agreement” and together with the EVO Subordination Agreement, the “Subordination Agreements”). Pursuant to the Subordination Agreements, Danny Cuzick agreed to subordinate all obligations of EAF and the Company owed to him under certain loan documents between EAF and the Company, respectively, and Danny Cuzick. In addition, Danny Cuzick agreed not to receive, accept, or demand payment under the subordinated obligations until all obligations under the Financing Agreement have been paid in full, except that Danny Cuzick may continue to receive regularly scheduled interest payments so long as Collateral Agent has not delivered notice that an event of default has occurred and is continuing under the Financing Agreement. With the EVO Subordination Agreement, $7,800,000 of debt obligations, due on demand and through August 2020 were subordinated and extended to November 2022.

Related Party Warrants

Concurrently, and in connection with the Financing Agreement and as consideration for Danny Cuzick’s entry into the Subordination Agreements, the Company issued a warrant (the “Cuzick Warrant”) to Danny Cuzick to purchase an aggregate of 350,000 shares of common stock of the Company (the “Cuzick Warrant Shares”) at an exercise price of $0.01 per share. The Cuzick Warrant is exercisable for five years from the date of issuance. If the fair market value (as defined in the Cuzick Warrant) of the Cuzick Warrant Shares is greater than $0.01 at the end of the exercise period, then the Cuzick Warrant will be automatically deemed to be exercised immediately prior to the end of the exercise period. Pursuant to the Cuzick Warrant, the Company granted Danny Cuzick preemptive rights to purchase his pro rata share, determined based on the number of shares held by Danny Cuzick or into which the Cuzick Warrant is exercisable, of capital stock issued by the Company after the issuance date of the Cuzick Warrant, subject to certain excepted issuances.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On August 30, 2019, the Company and Billy (Trey) Peck Jr. (“Peck”) entered into an amendment (the “EPA Amendment”) to the equity purchase agreement between the Company and Peck dated June 1, 2018 (as subsequently amended, the “EPA”). The EPA Amendment extended the maturity date of the payments due to Peck under the EPA to November 30, 2022. In connection with the EPA Amendment, the Company paid Peck an extension fee of $150,000, which the fee will be credited to the balance owed to Peck under the EPA. The Company also agreed to pay Peck an additional $50,000 on January 31, 2020 if the Company meets certain financial goals in the fourth fiscal quarter of 2019, which the additional fee, if paid, will also be credited to the balance owed to Peck under the EPA.

Stock Options

On July 22, 2019, in connection with his appointment as chief financial officer of the Company, the Company granted 400,000 ten-year non-qualified stock options to Eugene Putnam which were valued at $98,922. The options are exercisable at a price of $2.50 per share. Twenty-five percent of the options vested on the grant date, and the remaining options vest in equal annual installments on the first, second and third anniversary of the grant date.

On September 23, 2019, in connection with his appointment as the chief executive officer, the Company granted 1,250,000 ten-year non-qualified stock options to Thomas Abood. The options are exercisable at a price of $2.50 per share. 750,000 of the options vested at the time of grant, 250,000 of the options fully vest on December 31, 2020, and the remaining 250,000 fully vest on March 31, 2021.

As discussed under Note 9, this grant exceeded the number of options available under the Amended and Restated 2018 Stock Incentive Plan. During February 2020, the Board of Directors approved an increase of the number of available options in the Stock Incentive Plan to a total of 9,250,000 options.

During February 2020, the Board of Directors granted 70,000 stock options as compensation to board members with an exercise price of $2.50 and a 10-year life. The options vest ratably over three years. One-quarter (1/4) of the options vest and become exercisable on the grant date. The remaining vest and become exercisable ratably on the first, second, and third anniversaries of the date of grant.

Issuance of Common Stock for Debt

During February 2020, the Board of Directors approved the conversion of $95,446 subordinated convertible senior notes payable and related interest into 21,000 shares of common stock.

Truckserv Enterprises, LLC.

The Company entered into an asset purchase agreement, dated January 13, 2020, to sell Truckserv Enterprises, LLC (“Truckserv”) to the former owners of Ursa and JB Lease. Truckserv service centers provide maintenance and repairs to outside fleet vehicles as well as to Company-owned fleet. The aggregate selling price for the assets and assumed liabilities is $450,000 (the “Purchase Price”). The Purchase Price will be paid as follows: (i) $10,000 per month for fifteen (15) months, payable by application against the interest otherwise payable under that certain promissory note between the Company, John Lampsa, and Ursula Lampsa (as amended, the “Lampsa Note”), with the first interest reduction payment made in connection with the first payment due under the Lampsa Note following the closing date and (ii) $300,000 applied as partial payment of the outstanding principal balance of the Lampsa Note, which payment was effective on the closing date. The transaction closing date was January 13, 2020.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Forbearance Agreement and Incremental Amendment to Financing Agreement

On February 27, 2020, the Company entered into a Forbearance Agreement and Incremental Amendment to Financing Agreement (the “Incremental Amendment”), pursuant to which the Company obtained an additional $3,214,286 term loan commitments (the “Incremental Term Loans”) from Antara Capital on the same terms as its existing term loan commitments provided under the Financing Agreement.

The Incremental Term Loans bear interest at 12% per annum and have a maturity date of September 16, 2022. Monthly interest payments will be due in cash, and all outstanding principal and interest will be due on the maturity date. The Incremental Term Loans may be prepaid at any time, subject to payment of a prepayment premium equal to (i) 7% of each prepayment made on or prior to September 16, 2020, and (ii) 5% of each prepayment made after September 16, 2020, but on or prior to September 16, 2021, with no premium due after September 16, 2021.

The Incremental Amendment requires the Company and its subsidiaries, during the period commencing February 27, 2020, and ending on or before March 31, 2020, to receive additional cash equity contributions in the aggregate amount of $6,000,000 in immediately available funds in consideration of issuance to the persons providing such cash equity of capital stock of the Company on terms and documentation acceptable to the lenders holding more than 50.0% of the outstanding term loans and unused term loan commitments under the Financing Agreement (the “Liquidity Milestone”). On March 24, 2020 the Liquidity Milestone covenant was deleted.

Pursuant to the Incremental Amendment, the Collateral Agent and other lenders agreed to forbear from exercising certain rights, remedies, powers, privileges, and defenses under the Financing Agreement and the other related loan documents during the forbearance period with respect to the following events of default and/or expected or anticipated events of default arising under the Financing Agreement (the “Specified Defaults”): (a) the failure and expected failure during the forbearance period of the Company and its subsidiaries to comply with the financial covenants of the Financing Agreement; (b) the failure to timely take title to and reflect the lien in favor of the Collateral Agent on certain vehicles; and (c) the occurrence and continuance prior to February 27, 2020, of any default or event of default under the Financing Agreement. The Incremental Amendment also suspends the accrual of interest at the post-default rate until the end of the forbearance period. The forbearance period will terminate on the earliest to occur of (a) September 30, 2020, (b) the occurrence of any event of default other than the Specified Defaults, or (c) the date on which any breach of any of the conditions or agreements, including without limitation the Liquidity Milestone, provided in the Incremental Amendment occurs.

The Company paid a 2% financing fee in connection with its entry into the Incremental Amendment. The Company also reimbursed the Collateral Agent for $125,000 of fees, costs, and expenses previously accrued under the Financing Agreement and in addition paid fees, costs, and expenses of the Collateral Agent and the lenders newly incurred in connection with the Incremental Amendment.

Antara Capital Warrant

In connection with the Incremental Amendment the Company issued a warrant (the “Antara Warrant 2020”) to Antara Capital to purchase 3,650,000 shares (the “Antara Warrant Shares 2020”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at an exercise price of $2.50 per share, subject to adjustment for certain distributions, stock splits, and issuances of Common Stock. The Antara Warrant 2020 is exercisable for ten years from the date of issuance. If the fair market value of the Antara Warrant Shares 2020 is greater than $2.50 at the end of the exercise period, then the Antara Warrant 2020 will be deemed to be exercised automatically and immediately prior to the end of the exercise period. Pursuant to the Antara Warrant 2020, the Company granted Antara Capital preemptive rights to purchase its pro rata share, determined based on the number of shares held by Antara Capital or into which warrants held by Antara Capital (including the Antara Warrant 2020) are exercisable, of capital stock issued by the Company after the issuance date of the Antara Warrants 2020, subject to certain excepted issuances.

Sale of Common Stock

On February 27, 2020, the Company sold a total of 1,260,000 shares of its Common Stock to related parties for aggregate gross proceeds of $3,150,000 pursuant to the terms of a subscription agreement. The Company did not pay any underwriter discounts or commissions in connection with the sale of the shares. The shares of Common Stock sold have the right to convert into securities which bear the same terms as those offered to satisfy the Liquidity Milestone defined in the Incremental Amendment. As of May 6, 2020, the Company has not issued the 1,260,000 shares of common stock.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Amendment to Forbearance Agreement and Second Incremental Amendment to Financing Agreement

On March 24, 2020, the Company entered into an amendment to forbearance agreement and second incremental amendment to financing agreement (the “Second Incremental Amendment”), pursuant to which the Company obtained an additional $3,061,224 in term loan commitments (the “Second Incremental Term Loans”) from Antara Capital on the same terms as its existing term loan commitments provided under the Financing Agreement.

The Second Incremental Term Loans bear interest at 12% per annum and have a maturity date of September 16, 2022. Monthly interest payments will be due in cash, and all outstanding principal and interest will be due on the maturity date. The Second Incremental Term Loans may be prepaid at any time, subject to payment of a prepayment premium equal to (i) 7% of each prepayment made on or prior to September 16, 2020 and (ii) 5% of each prepayment made after September 16, 2020 but on or prior to September 16, 2021, with no premium due after September 16, 2021.

The Second Incremental Amendment contains, among others, the following affirmative covenants:

(i)	On or before March 31, 2020, the Company must deposit into an account subject to a control agreement and retain for application to general corporate purposes, up to $3,000,000 in funds advanced to the Company by the USPS for claimed reimbursements for certain previously provided services. The Company deposited the funds for claimed reimbursements on April 13, 2020.

(ii)	On or before May 1, 2020, the Company must consummate amendments to their respective contracts with USPS to increase anticipated aggregate revenue received by the Company from USPS by at least $400,000 per month.

(iii)	On or before April 15, 2020, the Company must consummate fully the acquisition by EVO Equipment Leasing, LLC of 89 used CNG tractors evidenced by a bill of sale dated October 15, 2019, and the transfer of free and clear title to each such CNG tractor into the name of EVO Equipment Leasing, LLC and reflect on such titles the lien in favor of the Collateral Agent.

(iv)	On or before April 15, 2020, the Company and Dan Thompson II LLC (“Thompson”) must enter into an agreement pursuant to which Thompson agrees that (i) all payments due to Thompson under the secured convertible promissory note purchase agreement dated as of July 20, 2018 (“Thompson NPA”) and the secured convertible promissory note dated July 20, 2018 (“Thompson Note”) in the original amount of $3,000,000 will be paid only in kind until maturity and (ii) the maturity date of the Thompson Note is extended to July 31, 2021.

(v)	On or before April 15, 2020, the Company and holders of at least fifty percent in amount of notes (the “Other Notes”) other than the Thompson Note issued under the Thompson NPA (“Other Thompson Holders”) must enter into an agreement pursuant to which the Other Thompson Holders agree that all payments due under the Thompson NPA and the Other Notes will be paid only in kind until the later of the maturity date of the Thompson Note (as extended) and each of the Other Notes.

(vi)	On or before September 29, 2020, the Company and its subsidiaries must have received in the aggregate at least $2,000,000 in cash from the United States government on account of rebates, reimbursements or the like in respect of their use of compressed natural gas fuel.

The Company did not satisfy the affirmative covenants described in sections (iii), (iv), and (v) above on or before April 15, 2020 and did not satisfy the affirmative covenant described in (ii) above on or before May 1, 2020. The lender has not sent any formal notice to the Company regarding non-compliance with those covenants.  The Company is in the process of negotiating an additional amendment to the financing agreement.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, the Second Incremental Amendment deleted the Liquidity Milestone covenant from the Incremental Amendment. The Second Incremental Amendment also expands the definition of “Specified Defaults” to include the following additional events of default and/or expected or anticipated events of default arising under the Financing Agreement and related loan documents: (i) any non-compliance with the Company’s budget for calendar year 2020 as it existed prior to the date of the Second Incremental, and (ii) the failure and expected failure during the first full month following the effective date of the Second Incremental Amendment of the Company to comply with certain reporting and financial covenants contained in the Incremental Amendment.

The Second Incremental Amendment also suspends the accrual of interest at the post-default rate until the end of the forbearance period. The forbearance period will terminate on the earliest to occur of (a) September 30, 2020, (b) the occurrence of any event of default other than the Specified Defaults, or (c) the date on which any breach of any of the conditions or agreements, including without limitation the Affirmative Covenants, provided in the Incremental Amendment or Second Incremental Amendment occurs. The Company paid all fees, costs, and expenses of the Collateral Agent and the lenders incurred in connection with the Incremental Amendment and the Second Incremental Amendment.

Redemption of Common Stock and Issuance of Series B Preferred Stock

On March 24, 2020, the Company entered into a stock redemption agreement with each of Danny Cuzick (“Cuzick”) and R. Scott Wheeler (“Wheeler”), pursuant to which (i) the Company redeemed 1,200,000 and 60,000 shares of its Common Stock, held by Cuzick and Wheeler, respectively, and (ii) agreed to issue 1,000,000 and 50,000 shares of its Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), to Cuzick and Wheeler, respectively. As of May 6, 2020, the Company has not issued the 1,050,000 shares of the Series B Preferred Stock.

In addition, on March 24, 2020, the Company sold a total of 1,000,000 shares of its Series B Preferred Stock to Cuzick for aggregate gross proceeds of $3,000,000 pursuant to the terms of a subscription agreement. The subscription agreement granted Cuzick the right to require the Company to repurchase shares of Series B Preferred Stock from Cuzick for an aggregate amount up to fifty percent of the USPS Reimbursements (the “Put Option”). On March 27, 2020, in a separate agreement, the Company and Cuzick entered into a waiver and warrant agreement pursuant to which Cuzick waived his right to exercise the Put Option in exchange for the Company agreeing to issue to Cuzick warrants to purchase up to 3,250,000 shares of Common Stock at an exercise price of $2.50 per share, the subscription agreement itself was not amended to delete the redemption provision.

Series B Preferred Stock

On March 24, 2020, the Company filed a Certificate of Designation of Rights and Preferences of Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to 3,075,000 shares of Series B Preferred Stock.

The Series B Preferred Stock ranks senior in preference and priority to the Company’s Common Stock and on par with the Company’s Series A Preferred Stock with respect to dividend and liquidation rights and, except as provided in the Certificate of Designation or otherwise required by law, will vote with the Common Stock on an as converted basis on all matters presented for a vote of the holders of Common Stock, including the election of directors. Holders of Series B Preferred Stock are entitled to four votes for each share of Series B Preferred Stock held on the record date for the determination of the stockholders entitled to vote or, if no record date is established, on the date the vote is taken.

An annual, non-compounding dividend accrues on the Series B Preferred Stock at a rate of 10% per annum for five years from the date the Preferred Stock is issued. The dividend is payable, if and when declared by the Board of Directors, in arrears in the form of shares of Series B Preferred Stock at a rate of $3.00 per share, or, at the Company’s option, quarterly in arrears in cash.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The holders of the Series B Preferred Stock are entitled to a liquidation preference of $3.00 per share of Series B Preferred Stock plus any accrued but unpaid dividends upon the liquidation of the Company. The Series B Preferred Stock may be redeemed by the Company at any time at a redemption price equal to $3.00 plus all accrued but unpaid dividends, and each holder of Series B Preferred Stock may cause the Company to redeem the holder’s Series B Preferred Stock at any time after March 23, 2025 at a redemption price equal to $3.00 plus all accrued but unpaid dividends.

The Series B Preferred Stock is convertible at any time at the option of the holder or the Company at an initial conversion ratio of one share of Common Stock for each share of Series B Preferred Stock. The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations. If the Company is the party electing to exercise the conversion right, it must provide five days’ prior notice to the holders of the Series B Preferred Stock during which the holders of Series B Preferred Stock may elect to exercise their redemption right to receive cash in lieu of the Common Stock that would otherwise be issued by the Company in connection with the conversion. In addition, each share of Series B Preferred Stock will automatically convert to one share of Common Stock (i) if the closing price on all domestic securities exchanges on which the Common Stock may at the time be listed exceeds $3.00 per share for 90 consecutive trading days and the average daily trading volume of the Common Stock is at least 20,000 shares for that same period; (ii) immediately prior to closing a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) relating to an offer and sale of shares of Common Stock that generates gross proceeds of at least $25,000,000; or (iii) immediately prior to effectiveness of a registration statement under the Securities Act covering shares of Common Stock sold in a private offering that generates gross proceeds of at least $25,000,000. If the automatic conversion of Series B Preferred Stock pursuant to subpart (ii) or (iii) of the previous sentence occurs prior to the fifth anniversary of the date of issuance of the Series B Preferred Stock, then all dividends that would have accrued with respect to the Series B Preferred Stock for the period from the conversion date to the fifth anniversary of the issuance date will be deemed to automatically accrue and be treated as accrued and unpaid dividends on such Series B Preferred Stock as of immediately prior to conversion.

The approval of the holders of at least a majority of the Series B Preferred Stock, voting together as a separate class, is required for the Company to amend the Certificate of Designation, including by merger or otherwise, to alter or repeal the preferences, rights, privileges or powers of the Series B Preferred Stock in a manner that would adversely affect the rights of the holders of the Series B Preferred Stock. The Certificate of Designation states that the Company will not issue any other class of shares of preferred stock ranking senior to the Series B Preferred Stock.

COVID-19

Beginning in March 2020, the U.S. and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of COVID-19. These trends, including a potential economic downturn, and any potential resulting direct and indirect negative impact to the Company, cannot be determined, but as of the date of the issuance of the condensed consolidated financial statements, the Company is considered an essential business and has not experienced any significant negative impact due to COVID-19; however, the Company continues to monitor the situation. No fair value adjustments were recorded as of the balance sheet date, due to significant uncertainty surrounding the situation. Management’s judgment regarding the liquidity and financial condition of the Company, could change in the future. In addition, while the Company's results of operations, cash flows, and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

Payment Protection Program

On April 16, 2020, the Company received $10,000,000 under the terms of the Paycheck Protection Program (“PPP”). The amount of loan forgiveness can be up to the full principal amount of the loan and any accrued interest. In order to have the full amount of the loan forgiven, the Company must within eight weeks of the loan complete all of the following:

1.	Spend not less than 75% of the loan on payroll costs;
2.	Spend the remaining 25% of the loan only on:
•	Additional payroll costs above 75%;
•	Payments of interest on mortgage obligations incurred before February 15, 2020;
•	Rent payments on leases dated before February 15, 2020; or
•	Utility payments under service agreements dated before February 15, 2020.
3.	Maintain employee and compensation levels; and
4.	Provide the lender with the documentation to prove the Company has met the requirements for loan forgiveness.

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

Going Concern

As of June 30, 2019, the Company has a working capital deficit of approximately $34.5 million, stockholders’ deficit of approximately $9.7 million, and negative operating cash flows of $14.6 million for the six months ended June 30, 2019. Management anticipates rectifying these deficits with additional public and private offerings. Also, the Company is evaluating certain cash flow improvement measures including, consolidating costs with the acquired entities, the purchase of vehicles to reduce purchased transportation, and repricing contracts with USPS. However, there can be no assurance that the Company will be successful in these efforts. Further, for the six months ended June 30, 2019, USPS accounted for substantially all of the Company’s total consolidated revenues. The loss of USPS as a customer or a significant reduction in the Company’s relationship with USPS would have a material adverse effect on the Company’s business.

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

To meet its current and future obligations, the Company has taken the following steps to capitalize the business and successfully achieve its business plan during 2019:

●	Management is working with related party debt holders and equipment lenders to extend or convert existing debt. However, there can be no assurance that the Company will be successful in these efforts.

●	During May 2019, the Company completed a private equity placement for approximately $11.4 million. The funds were used in operations and acquisition of companies.

●	During September 2019, the Company completed a financing for approximately $24.5 million. Substantially all of the funds from the financing were used to complete the Ritter acquisition.

The cash balance as of June 30, 2019, was $7,564,504. The cash balance, combined with funding received from the debt transactions occurring subsequent to June 30, 2019, provides the Company sufficient liquidity to cover the negative cash flows generated from operations through the second quarter of 2020. Management is in the process of identifying sources of capital through debt refinancing and equity investments through one or more private placements.

Sources of Revenue

●	Our CNG station revenue is derived predominately pursuant to contractual fuel purchase commitments. These contracts typically include a stand-ready obligation to supply natural gas daily. The CNG stations are also open to individual consumers. In addition to revenue earned from our customers, we may also earn alternative fuel tax credits through certain federal programs. These programs are generally short-term in nature and require legislation to be passed extending the term.

●	Our USPS trucking operations generates revenue for our trucking segment from transportation services under multi-year contracts with the USPS, generally on a rate per mile basis that adjusts monthly for fuel pricing indexes.

●	Our freight trucking operations generates revenue for our trucking segment by providing both irregular and dedicated route and cross-border transportation services of various products, goods, and materials for a diverse customer based.

●	Our non-reportable segments include support services provided to our customers and independent contractors, including repair and maintenance shop services.

Results from Operations

Three months ended June 30, 2019, as compared with the three months ended June 30, 2018

Trucking sales were $36,124,463 for the three months ended June 30, 2019. The three months ended June 30, 2018, represents one month of Thunder Ridge revenue of $1,976,932. The 2019 revenues include a full three months of revenue from three separate companies. Between June 1, 2018 and February 1, 2019, the Company had significant acquisitions of trucking companies operating USPS routes. For the three months ended June 30, 2019, Thunder Ridge had sales of approximately $16,100,000 with a loss of approximately ($1,666,000). Thunder Ridge’s June 2018 revenue was $2,000,000 with a loss of ($2,119,000). Sheehy and Ursa’s revenue for the three months ended June 30, 2019, was $5,600,000 and $14,000,000, with losses of ($1,600,000) and ($1,800,000), respectively.

Sales for the CNG stations were $326,330 and $376,224 for the three months ended June 30, 2019, and 2018, respectively. The decrease between years is from the Company experiencing a downward trend in sales over the past year due to trucking companies’ slow conversion from diesel power to CNG. Converting to CNG trucks is currently not a priority for companies because of the price compression between CNG and diesel fuel.

Operating expenses. CNG operating expense: We reclassified CNG operating expense in the statement of operations to mirror the trucking industry presentation norms as trucking now represents significantly all of our revenue. Costs formerly classified as CNG cost of sales have now been moved to the Operating Expense section with the label CNG expenses. This expense line is comprised of natural gas, outside services to manage the stations, electricity, federal excise tax, vendor use fuel tax and credit card fees. Natural gas was the largest expense for both periods at approximately $110,000, followed by $65,000 in expense during both 2018 and 2019 for the outside services, as a segment.

Interest expense. Interest expense related to the CNG segment decreased between the three months ended June 30, 2019, and 2018, because the EVO CNG debt was transferred to EVO, Inc. at year end of 2018. Overall interest is consistent for the three months.

Warrant expense. The Company recognized warrant expense of $356,000 during the three months ended June 30, 2018 and none during the three months ended June 30, 2019. Warrants were issued in connection with the issuance of stock and represents the estimated fair value calculated on the date of issuance of the warrants.

Six months ended June 30, 2019, as compared with the six months ended June 30, 2018

Revenue CNG. EVO Inc. has refocused its corporate strategy to leverage our footprint of CNG stations and relationships with owner-operators to build a national fleet of haulers primarily focused on servicing the U.S. Postal Service (USPS). While we expect the vast majority of our future sales growth in the trucking segment, our CNG stations will remain as a complementary part of our strategy. The CNG stations provide us with a cost effective fueling source for our own fleet and enable us to respond to the USPS’ preference for environmentally-friendly fuel alternatives in the contract bidding process. We continue to operate public and private CNG filling stations.

Revenue Trucking. The combination of the Company’s recent pivot into the trucking industry and acquisitions of Thunder Ridge, Sheehy, Ursa and JB Lease during 2018 and 2019, make many of the traditional year over-year variance comparisons irrelevant for this reporting period.

Trucking sales were $64,215,618 for the six months ended June 30, 2019. Between June 1, 2018 and February 1, 2019, the Company had significant acquisitions of trucking companies operating USPS routes. The Company’s first acquisition was Thunder Ridge. At acquisition, which had 13 contracts over nine states. As of June 30, 2019, contracts have increased to 34. For the six months ended June 30, 2019, Thunder Ridge had sales of approximately $29,100,000 with a loss of approximately ($4,101,000) compared to approximately $12,300,000 in revenue with a loss of approximately ($900,000) for the six months ended June 30, 2018. With this exponential growth, Thunder Ridge has been challenged to create the infrastructure to manage operations efficiently and effectively. To reduce expenses, Thunder Ridge is combining general and administrative functions with Sheehy and EVO Inc. In addition, Thunder Ridge is installing software to economically manage routes and is working towards financing the purchase of trucks and trailers, rather than incur rent expense on equipment. Lastly, management is working with the USPS to reprice contracts, with no assurance that the Company will be able to renegotiate the USPS contract.

The second acquisition was Sheehy on January 2, 2019. Sheehy has 16 contracts in over 18 states. For the six months ended June 30, 2019, Sheehy had sales of approximately, $10,700,000 with a loss of approximately ($3,600,000). Sales decreased in the first half of the year due to less freight revenue, and with the greatest revenue decrease coming from Sheehy intentionally not renewing three contracts of approximately $1,600,000, that were unprofitable. Payroll expenses increased over the past six months. For comparison in the first six months of 2018 to 2019, wages increased from Sheehy instituting a bonus program for drivers. The bonus program provides to incentivize driver’s performance and helps reduce driver turnover. In addition, full time equivalent employees increased from prior year by 15 drivers. The increase in driver’s payroll in turn decreases the expense of subcontracted labor. Additionally, the increase in payroll is from the three management employees paid out of Sheehy beginning in 2019. In the past their salaries, payroll taxes and benefits were paid through management fees. Their combined salaries for the first half of 2019 was approximately $300,000. This increase in payroll generated a decrease in general and administrative expenses through the elimination of management fees. Lastly, the increase in maintenance and repairs was caused by the weather. The 2019 winter in the Midwest was below average in temperature and received excessive snow, and the inclement conditions caused an increase in repairs and maintenance.

The third acquisition was Ursa and JB Lease on February 1, 2019. For the five months ended June 30, 2019, Ursa and JB Lease had sales of approximately $23,000,000 with a loss of just over ($2,752,000). Revenue was consistent for the five months in 2019 and 2018, the increase in expenses had the greatest impact in the net loss experienced in 2019. Purchased transportation increased over $1,100,000 from a shortage of drivers. The combined increase in equipment rent and repairs and maintenance of almost $1,000,000 was weather related from a harsh winter and an aging fleet. The down time of the trucks increased the equipment rent. Operating expenses increased incrementally between years for approximately $360,000. The increase of depreciation expense correlates to the increase in the value of the fixed assets. At acquisition, the fixed assets were appraised and determined to be undervalued by approximately $6.4 million. Ursa historically operated at a loss for the first nine months of the year and with peak shipping in the fourth quarter from holidays typically, ended the year at break even. Ursa installed logistics software during July 2019 to economically manage routes and expects to see a saving on costs in both payroll and subcontracts.

Variance commentary of the CNG segment, which operated in the three months ended 2019 and 2018 is as follows:

CNG revenue: Sales for the CNG stations were $611,221 and $697,020 for the first six months of 2019 and 2018, respectively. The decrease between years is from the Company experiencing a downward trend in sales over the past year due to trucking companies’ slow conversion from diesel power to CGN. Converting to CNG trucks is currently not a priority for companies because of the price compression between CNG and diesel fuel.

Operating expenses. CNG operating expense: We changed the format of the statement of operations to mirror the trucking industry presentation norms as trucking now represents significantly all of our revenue. Costs formerly classified as CNG cost of sales have now been moved to the Operating Expense section with the label CNG expenses. This expense line is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees. CNG operating expenses increased for the six months ended June 30, 2019, compared to the six months ended June 30, 2018 because of the adjustment for take or pay contracts of $450,000. The contracts expired during the second and third quarters of 2019. With the declining sales, the Company recognized the liability in the first quarter of 2019.

Interest expense. Interest expense related to the CNG segment decreased between the six months ended June 30, 2019, and 2018, because the junior and senior debt accounted for approximately $40,000 of interest expense in the first quarter of 2018.

Gain on extinguishment of related party interest. As a result of the conversion of related party debt during April 2018, the Company realized a gain on the extinguishment of related party interest.

Gain on extinguishment of liabilities. We recorded a gain in the six months ended June 30, 2018 of approximately $657,498 on the extinguishment of accounts payable that no longer represented our obligation or that management negotiated a settlement. The liabilities consisted of professional fees and other expenses.

We had cash of $7,564,504 and $1,630,022 at June 30, 2019, and December 31, 2018, respectively. During the six months ended June 30, 2019, and 2018, net cash used in operations was ($14,603,855) and ($2,067,663), respectively. We historically funded our operating losses primarily from the issuance of equity, convertible notes payable, stockholder debt and SBA debt.

Changes in Liquidity

Cash. Cash was $7,564,504 at June 30, 2019, compared to $1,630,022 at December 31, 2018. The increase is primarily attributable to equity investments of $11.4 million and draws through the factoring agreement.

Operating Activities. Net cash used in operations was ($14,603,855) and ($2,067,663) as of June 30, 2019, and 2018, respectively. For the six months ended June 30, 2019, and 2018, we had net loss of ($14,444,700) and ($2,545,820), respectively. Significant changes in working capital during these periods included:

●	Payments on accounts payable and accrued liabilities generated from increased borrowing on the factoring and from the cash contributed through the equity investments.

●	The non-cash transaction included the add back from depreciation and amortization of $2,758,115 in 2019 as opposed to $409,602 in 2018, along with add back of debt issuance costs and accretion of debt discount of $515,592 and $234,350, respectively. The increase in depreciation and amortization expense is from the acquisitions and their related fixed assets. Between December 31, 2018 and June 30, 2019, fixed assets increased three times. The debt issuance costs are from the secured promissory notes issued in the third quarter of 2018.

Investing Activities. Net cash used in investing was $1,002,783 for the six months ended June 30, 2019. The inflow of cash was from the acquisition of Ursa of $3,743,000 and offset by the outflow of $2,500,000 cash payment for JB Lease and $400,000 deposit to Sheehy for the leased trucks. The Company also received $186,000 in cash from a sale lease back transaction. There were no investing activities during the six months ended June 30, 2018.

Financing Activities. Net cash provided by financing activities was $19,535,554 and $2,197,096 for the six months ended June 30, 2019, and 2018, respectively. The Company received $9,428,285 from factoring. The Company began factoring accounts receivable with the acquisition of Thunder Ridge and expanded the relationship with Sheehy, Ursa and JB Lease. The Company paid down JB Lease long-term debt through new debt totaling $4,901,690. In addition to paying down the JB Lease debt, the Company made monthly principal payments on the SBA loan and Thunder Ridge notes payable for a total of $5,691,988. The Company sold 4,560,000 shares of common stock for $11.4 million during the second quarter of 2019. The cash provided by financing activities for the six months ended June 30, 2018 was from $2,500,000 sale of common stock offset by $84,048 in payment on the SBA loan and $250,000 payment on the working capital note.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive and principal financial officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e), as of the end of the period subject to this Report based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, the Company’s management, including its principal executive and principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to the material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on May 30, 2019. Notwithstanding the material weaknesses that existed as of December 31, 2018, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management intends to implement certain remediation steps to address the material weaknesses described above as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. However, management has not yet implemented those remediation steps and expects remediation efforts to continue through the remainder of fiscal year 2020.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: May 6, 2020	By:	/s/ Thomas J. Abood
Thomas J. Abood
Chief Executive Officer
Principal Executive Officer

Date: May 6, 2020	By:	/s/ Eugene Putnam
Eugene Putnam
Chief Financial Officer
Principal Financial and Accounting Officer

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended JUNE 30, 2019

Exhibit	Description
10.1	Amendment to Equipment Lease Agreement dated April 15, 2019 between Sheehy Enterprises, Inc. and Sheehy Mail Contractors, Inc. (1)
10.2	Amendment to Equity Purchase Agreement dated April 12, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (1)
10.3	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (1)
10.4	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Damon R. Cuzick (1)
10.5	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Theril H. Lund (1)
10.6	Form of Subscription Agreement (2)
10.7	Form of Warrant (2)
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed herewith

(1)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on May 30, 2019, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 4, 2019, and incorporated herein by reference.