Form 10-K
period 2019-12-31
EVO Transportation & Energy Services, Inc.
filed 2021-08-10
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2.0 million based on the price of $2.00 per share, the price at which the Registrant’s common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter as reported on the OTC Pink Marketplace.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of August 5, 2021, there were 15,212,815 shares of the registrant’s common stock, par value $0.0001, outstanding.

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements reflect management’s current view about future events. When used in this report, the words “anticipate”, “will”, “believe”, “expects”, “intends”, “estimates”, “projects”, “target”, “goals”, “plans”, “objectives”, “should”, “future,”, “seek”, “may”, “could”, “likely” or similar expressions or the negative of these terms identify forward-looking statements as they relate to EVO Transportation & Energy Services, Inc., a Delaware corporation (“EVO,” the “Company,” “we,” “us” or “our”), its subsidiaries or management. The forward-looking statements in this report generally relate to: EVO’s growth strategy and potential acquisition candidates, EVO’s relationship with the United States Postal Service, gasoline, diesel, and natural gas prices, management’s expectations regarding market trends and competition in the transportation industry, government tax credits and other incentives, insurance, and environmental and safety considerations.

Forward-looking statements are based on information available to management at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause EVO’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Such statements reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of this report) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include, among other factors:

•	Our ability to recruit and retain qualified drivers;
•	Future equipment (including tractor and box truck) prices, our equipment purchasing plans, and our equipment turnover (including expected tractor trade-ins);
•	The expected freight environment, including freight demand and volumes;
•	Future third-party service provider relationships and availability;
•	Future contracted pay rates with independent contractors and compensation arrangements with drivers;
•	Future supply, demand, use and prices of crude oil, gasoline, diesel, natural gas and other vehicle fuels, such as electricity, hydrogen, renewable diesel, biodiesel and ethanol;
•

Our expectations regarding the market’s perception of the benefits of conventional and renewable natural gas relative to gasoline and diesel and other alternative vehicle fuels and electronically powered vehicles, including with respect to factors such as supply, cost savings, environmental benefits and safety;

•	The competitive environment in which we operate, and the nature and impact of competitive developments in our industry;
•

Potential adoption of government policies or programs that favor vehicles or vehicle fuels other than natural gas, including long-standing support for gasoline and diesel-powered vehicles and growing support for electric and hydrogen-powered vehicles;

•

The impact of, or potential for changes to, emissions requirements applicable to vehicles powered by gasoline, diesel, natural gas or other vehicle fuels, as well as emissions and other environmental regulations and pressures on crude oil and natural gas drilling, production, importing or transportation methods and fueling stations for these fuels;

•	Developments in our products and services offering, including any new business activities we may pursue in the future;
•	The success and importance of any acquisitions, divestitures, investments or other strategic relationships or transactions;
•	The general strategies adopted by the USPS with respect to its third party surface transportation suppliers;
•	The impacts of the COVID-19 global pandemic;
•	General political, regulatory, economic and market conditions;

ii

•	Our need for and access to additional capital to fund our business or repay our debt, through selling assets or pursuing equity, debt or other types of financing; and
•	The flexibility of our model to adapt to market conditions.

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

iii

PART I

Item 1. Business.

Our Business

EVO Transportation & Energy Services, Inc. is a transportation provider serving the United States Postal Service (“USPS”) and other customers. EVO is the second largest surface transportation company serving the USPS with approximately 1,000 vehicles in operation as of December 31, 2019. Of these, approximately 200 vehicles operate on compressed natural gas (“CNG”) which makes us the largest user of alternative fuels amongst transportation companies serving the USPS. In certain markets, we fuel our vehicles at one of our five dedicated CNG stations which serve other customers as well. We operate from our headquarters in Phoenix, Arizona and from 15 facilities in 17 states.

EVO has grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers. In 2019, on a pro forma basis, assuming all 2019 acquisitions had occurred at the beginning of the year, we generated $217 million in revenues. During 2019, we were awarded 114 additional contracts from the USPS which are expected to generate $15.2 million in annual revenue. We have been actively integrating the acquisitions we have made under common leadership and technology with a goal of operating under a single brand.

We are actively engaged in reducing CO2 emissions by converting vehicles to operate on CNG or other alternative fuels and by optimizing the routing efficiency of our operations to reduce fuel usage. During the last year, we replaced 33 diesel tractors with 40 CNG tractors. In 2019, on a pro forma basis, we emitted approximately 85,227 metric tons of CO2 produced while driving approximately 75 million miles, or 0.0011 metric tons per mile. We believe that through operating our CNG vehicles and our sale of approximately 800,000 gas gallon equivalents of fuel to third party customers, we averted 6,565 metric tons of CO2 emissions in 2019.

Service and Product Offering

Mail Transportation

We transport mail and freight by truck for the USPS and other customers through 315 contracts covering 217,150 average daily route miles in aggregate. We competitively bid on transportation contracts that detail the movement of mail between processing facilities and destination post offices. Customer contracts are typically four years in term and most often are renewed if appropriate service has been performed in accordance with all contract requirements including, but not limited to, USPS performance standards, Service Contract Act requirements, Department of Transportation (“DOT”) regulations (federal and state), and all other applicable local and state regulations.

As of December 31, 2019, we held 289 contracts with the USPS totaling 193,932 average daily route miles of service. Of these, 277 were traditional route contracts covering 139,822 average daily route miles of pre-set route service, and 12 were Dynamic Route Optimization contracts covering 54,110 average daily route miles.

We provide these services through a fleet of 995 tractors and 1,150 drivers as of December 31, 2019. Our mail transportation operations generated $192 million of pro forma revenues in 2019, or 88% of our total pro forma revenues.

Local Mail Delivery

We provide outsourced mail delivery to 115 USPS branches in rural markets. We began this business in 2019 as EVO was awarded 112 contracted delivery supplier (“CDS”) contracts by the USPS. We serve local postmasters with 67 vehicles operated by 78 drivers as of December 31, 2019.  Our local mail delivery operations generated $8.1 million of revenues in 2019, or 3.7% of our total revenues.

Freight and Brokerage Services

In addition to our USPS mail transportation and delivery services, we provide freight and brokerage services to various corporate customers. In 2019, we transported freight over 8,474,876 miles through these operations.  Our freight and brokerage services generated $29 million of revenues in 2019, or 13.3% of our total revenues.

Compressed Natural Gas Fueling

We operate five CNG fueling stations which serve our fleet and other customers. These stations are located in Jurupa Valley, CA; Fort Worth, TX; Oak Creek, WI; Tolleson, AZ; and San Antonio, TX and accommodate class 8 trucks and trailers. Most of our customers fuel at our stations under long term contracts and we have a small number of retail customers.  Our CNG fueling operations generated $1.7 million of revenues in 2019, or just under 1% of our total revenues.

History

The Company was incorporated in the State of Delaware on October 22, 2010 under the name “Minn Shares Inc.”  From December 2010 until November 2016, Minn Shares Inc. was considered a public “shell” company and dedicated its operations to seeking a potential merger or acquisition partner.  On November 22, 2016, the Company and Titan CNG LLC, a Delaware limited liability company in the business of owning and operating compressed natural gas fueling stations (“Titan”), entered into an agreement and plan of securities exchange whereby the members of Titan acquired approximately 90% of the Company’s outstanding shares. Following the closing, the business plan of Titan became the business plan of the Company and all former officers of the Company resigned and were replaced by officers designated by Titan. On August 31, 2017, the Company changed its name from “Minn Shares Inc.” to “EVO Transportation & Energy Services, Inc.”

Following the November 2016 public shell reverse merger transaction, the Company’s primary strategy was to seek growth through acquisitions.  The Company completed the following acquisitions subsequent to November 2016:

•

On February 1, 2017, the Company acquired Environmental Alternative Fuels, LLC and its wholly owned subsidiary, EVO CNG, LLC.  EVO CNG, LLC is engaged in the business of operating compressed natural gas fueling stations.

•

On June 1, 2018, the Company acquired Thunder Ridge Transport, Inc. (“Thunder Ridge”). Thunder Ridge is based in Springfield, Missouri and is engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

•	On November 16, 2018, the Company acquired W.E. Graham, Inc., a trucking company based in Memphis, Tennessee engaged in the business of fulfilling government contracts for freight trucking services.
•

On January 2, 2019, the Company acquired Sheehy Mail, Inc. (“Sheehy”). Sheehy is based in Waterloo, Wisconsin and is engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

•

On February 1, 2019, the Company acquired Ursa Major Corporation (“Ursa”) and J.B. Lease Corporation (“JB Lease”). Ursa and JB Lease are based in Oak Creek, Wisconsin and are engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

•

On July 15, 2019, the Company acquired Courtlandt and Brown Enterprises L.L.C. (“Courtlandt”) and Finkle Transport Inc. (“Finkle”).  Finkle and Courtlandt are based in Newark, New Jersey and are engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

•

On September 16, 2019, the Company, through its wholly-owned subsidiary EVO Holding Company, LLC, acquired John W. Ritter, Inc. (“JWR”), Ritter Transportation Systems, Inc. (“Ritter Transportation”), Ritter Transport, Inc. (“Ritter Transport”), and Johmar Leasing Company, LLC (“Johmar,” and together with JWR, Ritter Transportation, and Ritter Transport, the “Ritter Companies”).  The Ritter Companies are based in Laurel, Maryland and are engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

Strategy

In 2014, the USPS announced that it intends to drastically reduce their supplier base from over 4,000 surface transportation contractors to less than 1,000 by 2022. As part of this consolidation effort, the USPS began implementing the Dynamic Route Optimization (“DRO”) program and consolidated contracts, which is designed to manage fewer relationships and work with larger prime contractors. As a result, it was estimated that over $1 billion in DRO contracts will come available over the next five years.

We believe EVO is well positioned to take on more business with the USPS as the postal service consolidates vendors. We have a dedicated team focused on bidding on new contracts and responding to any inquiries from the USPS on existing contracts. We believe we have an industry-leading ability to provide the USPS with the information and service levels they desire as we bid on new contracts. As a result, we won two new contracts with the USPS in 2019. We currently have operations which cover 11% of the USPS transportation portfolio and intend to continue to expand our footprint both organically and through acquisitions to provide greater coverage to the USPS.

We have invested meaningfully in information systems and personnel which allow us to be effective in managing DRO contracts.  For example, our use of an industry leading transportation management system has allowed us to meet the scheduling and reporting needs of the USPS under its DRO program.  Our acquisitive growth strategy has also enabled us to achieve a greater scale than many of our regional and local competitors, which gives us the ability to competitively bid on a high percentage of available DRO contracts. The Company also intends to compete for awards of long haul and other USPS contracts that become available outside DRO/Consolidation.

Our largest customer, the USPS, adopted a robust environmental sustainability plan that includes a stated commitment to reducing greenhouse gas emissions through increased procurement of services from alternative fuels carriers. We have a dedicated focus on reducing emissions through operating routes as efficiently as possible as well as by operating vehicles on CNG. In 2019, we increased our CNG fleet by 85 tractors and now have approximately 15% of our vehicle fleet operating on CNG. In addition, we operate 5 CNG stations which fuel our vehicles and those of other customers. We intend to continue to convert additional vehicles to alternative fuels. We believe our shared commitment with the USPS to reducing emissions positions the Company to grow our business relationship with the USPS in the future.

We intend to leverage our infrastructure to serve additional customers beyond the USPS. By utilizing our technology platform, nationwide network of terminals, and in some cases an ability to offer freight products with similar next day options, we are able to offer transportation services to corporate customers at competitive rates while also improving margins. We will continue to invest in our technology solutions in order to offer industry-leading service to our customers.

We also plan to increase utilization of our company owned CNG stations by acquiring trucking companies and developing transit lanes utilizing CNG trucks near our CNG stations. Since January 2019, we completed the acquisition of Sheehy of Waterloo, Wisconsin, which operates the largest fleet of CNG trucks servicing the USPS. We also completed the acquisition of Ursa in 2019, which is based one mile from our Oak Creek CNG station.

Market Overview

Competition

The U.S. mail trucking industry is estimated to represent an approximately $5 billion subset of the broader transportation market. The USPS trucking industry is highly competitive and fragmented. In 2014, the USPS had active contracts with over 4,000 transportation contractors, and it has publicly announced that its goal is to reduce that number to below 1,000 by 2022. As a result, the Company estimates that over $1 billion in DRO/Consolidation contracts will come available over the next five years. The Company intends to compete to win new DRO/Consolidation contracts and renew its existing DRO contracts in the future.

The Company competes primarily with other transportation companies for DRO contracts with the USPS. We also compete with other motor carriers for the services of drivers, independent contractors and management employees. Our largest customer, the USPS, typically awards its contracts competitively and often renews contracts with incumbent service providers if appropriate services have been performed. The Company believes that the principal differentiating factors in its business, relative to competition, are service, efficiency, pricing, and its focus on alternative fuels, which aligns with the USPS’s stated preference for contractors who prioritize alternative energy options. Additionally, the Company was an early adopter of the DRO program with the USPS. We believe our existing relationship with the USPS and experience with the DRO program provide the Company an additional competitive advantage when bidding on these contracts.

Our Target Customers

The USPS is our primary target customer, but we also seek to provide freight trucking and brokerage services to various corporate customers.

Principal Customers and Suppliers

The USPS is the Company’s primary customer, and for the years ended December 31, 2019 and 2018, the USPS accounted for approximately 88% and 95%, respectively, of the Company’s revenue. As a result, the Company’s trucking operations are highly dependent on the USPS. For a discussion of the risks associated with the possible loss of the USPS as a customer or a significant reduction in the Company’s relationship with the USPS, refer to Item 1A. Risk Factors of this report.

Safety and Risk Management

The DOT requires the Company to perform drug and alcohol testing that meets DOT regulations. The Company’s safety program includes pre-employment, random and post-accident drug testing and all other testing required by the DOT. The Company also has equipped approximately 50% of its company tractors with critical-event recorders and plans to equip the remaining 50%. This helps continually train drivers, so that the Company can prevent or reduce the severity of accidents.

The primary safety-related risks associated with the Company’s business include physical damage to company equipment, damage to buildings and personal property, third party personal injury and property damage and workers’ compensation. The Company periodically reviews insurance limits and retentions. The Company believes that the insurance it currently maintains provides adequate coverage for its operations.

To the extent that the Company subcontracts any portion of its business to third party service providers, those third party service providers operate under their own DOT authority, and provide their own liability insurance and workers compensation insurance which Company has the right to audit from time to time.

Fuel

In 2019, we used 9,088,278 gallons of diesel and 2,095,691 gas gallon equivalents (“GGEs”) of CNG. Our fuel costs are typically passed on to customers. In 2019 we paid an average of $1.73 per GGE for fuel for our CNG tractors and $2.80 per gallon for our diesel tractors. In addition, we qualify for a retroactive tax credit of $0.50 per GGE for the 2,095,691 GGEs utilized in 2019 and expect this tax credit to continue through 2021.

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

The Company believes the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet by incorporating fuel efficiency measures and focusing on alternative fuel vehicles, particularly CNG vehicles that can leverage the Company’s current and future CNG fueling stations. The Company may periodically enter into various commodity hedging instruments to mitigate a portion of the effect of fuel price fluctuations. As of December 31, 2019 and 2018, the Company recorded liabilities related to commodity hedging instruments in the amount of approximately $0 and $11,000, respectively, in the accompanying consolidated balance sheets.  Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a material adverse effect on the Company’s operations and profitability.

Operations

Fleet

We operate a fleet of 824 tractors, 156 straight trucks, and 67 local delivery vehicles of which 815 were owned, 159 were leased and 73 were rented under short term rental agreements as of December 31, 2019. The average age of our owned and leased fleet is 6 years. Of this fleet, 194 of our vehicles operate with CNG. We intend to continue to replace our existing fleet with more efficient diesel, CNG and other alternative fuel vehicles.

Operations Center

We manage a centralized operations center in Oak Creek, Wisconsin. At this center we utilize our transaction management system to match inbound USPS route manifests and other load orders with driver schedules and coordinate these activities with our fleet, maintenance, safety, payroll, audit and billing departments.

Technology

We utilize an industry leading transportation management system and electronic logging device for scheduling and driver rotations, producing driver hours, route tracking, and billing. This system works in connection with a hardware solution mounted on our trucks. As of December 31, 2019, over 90% of our vehicle fleet had these units installed. In 2019, we began an implementation of NetSuite and Salesforce.com across our company. We expect these systems, once fully utilized, to provide increased operational efficiencies via higher utilization of available truck volume.

Seasonality

Due to seasonal increases in USPS volume, the Company’s truck utilization typically increases during the last quarter of each calendar year. At the same time, operating expenses increase, fuel efficiency declines because of engine idling, and harsh weather creates higher accident frequency, increased claims, and higher equipment repair expenditures. Other weather-related or similar events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions can also impact the Company’s operations by disrupting fuel supplies, increasing fuel costs, disrupting freight shipments or routes, affecting regional economies, destroying the Company’s assets or adversely affecting the business or financial condition of customers.

Government Regulation and Environmental Matters

The Company’s operations are regulated and licensed by various federal, state, and local government agencies. The Company and its drivers must comply with the safety and fitness regulations of the DOT and the agencies within the states that regulate transportation, including those regulations relating to operating authority, safety, drug- and alcohol-testing, hours-of-service, hazardous materials transportation, financial reporting, testing and specification of equipment, and product-handling requirements. Weight and equipment dimensions also are subject to government regulations. The Company also may become subject to new or more restrictive regulations relating to fuel emissions, environmental protection, drivers’ hours-of-service, driver eligibility requirements, on-board reporting of operations, collective bargaining, ergonomics and other matters affecting safety, insurance and operating methods. Other agencies, such as the United States Environmental Protection Agency (“EPA”) and the United States Department of Homeland Security (“DHS”), also regulate the Company’s equipment, operations, drivers and the environment.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service. The FMCSA has adopted a data-driven Compliance, Safety and Accountability (the “CSA”) program as its safety enforcement and compliance model. The CSA program holds motor carries and drivers accountable for their role in safety by evaluating and ranking fleets and individual drivers on certain safety-related standards. To promote improvement in all CSA categories, including those both over and under the established scoring threshold, the Company has procedures in place to address areas where it has exceeded the thresholds and the Company periodically reviews all safety-related policies, programs and procedures for their effectiveness and revises them, as necessary, to establish positive improvement. The Company believes its established policies, programs and procedures are adequate to address any safety-related concerns but can give no assurance these measures will be effective. The FMCSA issues three categories of safety ratings: satisfactory, conditional, and unsatisfactory. The Company currently has a “satisfactory” FMCSA rating on 100% of its fleet.

The FMCSA has also mandated the use of Electronic Logging Devices (“ELDs”) for commercial motor vehicle drivers to measure their compliance with hours-of-service requirements.  Motor carriers and drivers were permitted to use an automatic onboard recording device (“AOBRDs”) compliant with existing regulations in lieu of ELDs if the AOBRDs were put into use prior to December 18, 2017; however, all carriers and drivers subject to FMCSA rules have been required use ELDs since December 16, 2019.

The Company is also subject to various labor laws and regulations.  The contracts that the Company holds with USPS are subject to the McNamara-O’Hara Service Contract Act (“SCA”) that is administered by the Department of Labor.  The SCA, among other things, requires that the Company pay its drivers a minimum hourly wage as determined by the DOL as well as provide a bonified fringe benefit package to its drivers.

The Company is also subject to various environmental laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, and adverse impacts to the environment, including to the soil, groundwater and surface water. The Company has implemented programs designed to monitor and address identified environmental risks.  Historically, the Company’s environmental compliance costs have not had a material adverse effect on its results of operations.

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

Federal and state lawmakers have implemented or proposed potential limits on greenhouse gas emissions under a variety of climate-change initiatives. The EPA regulations limiting exhaust emissions have increasingly become more restrictive in recent years, and the EPA and National Highway Traffic Safety Administration (“NHTSA”) have also developed stricter fuel-efficiency standards for heavy-duty trucks. New trailers are subject to greenhouse gas emission limits and fuel efficiency standards. Some states and municipalities have also begun to restrict the locations and amount of time where diesel-powered tractors may idle. While impossible to predict, the Company expects that these existing and new regulations will result in increased costs for acquiring new tractors and for additional parts and maintenance activities to retrofit its tractors with technology to achieve compliance with such standards, particularly if such costs are not offset by any potential fuel savings. These regulations create uncertainty as to the reliability of the newly designed diesel engines and the residual value of these vehicles. New idling restrictions could force the Company to alter its drivers’ behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity. While we anticipate changing emission-control and fuel-efficiency standards to result in increased costs, the Company cannot predict the extent to which these regulations will impact its operations.

Employees

As of December 31, 2019, the Company had approximately 1,503 employees, consisting of 1,094 full-time employees and 409 part-time employees. The Company employed 1,228 drivers as of December 31, 2019. The Company is not a party to any collective bargaining agreements.

Company Website

The Company’s website may be accessed at www.evotransinc.com. All of our filings with the Securities and Exchange Commission can be accessed free of charge through our website as soon as reasonably practicable after filing. This includes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

Item 1A. Risk Factors.

Risks Related to the Company

If we do not obtain sufficient additional capital or generate substantial revenue, we may be unable to pursue our objectives. This raises substantial doubt related to our ability to continue as a going concern.

As disclosed in the notes to our consolidated financial statements included in this report, our historical operating losses, net losses and cash used in operations, continued net losses during 2020 and 2021, continued cash used in operations during 2020, continued working capital deficit and stockholders’ deficit as of March 31, 2021, the structure of our factoring arrangement, existing defaults on certain of our debt obligations, and uncertainty regarding our ability to obtain additional financing in the future raise substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we might be unable to continue as a going concern. This could significantly reduce or eliminate the value of our investors’ investment in the Company.

The Company’s level of indebtedness could adversely affect its financial condition and its ability to fulfill its obligations and operate its business.

The Company has incurred significant liabilities, and the Company’s ongoing capital needs are extensive relative to its current cash position. Unless the Company is able to restructure some or all of its outstanding debt and/or raise sufficient capital to fund its continued operations and its debt obligations, the Company will be unable to pay these obligations as they become due.  The Company has been unable to pay its obligations under its liabilities as they have become due in the past.

The Company is heavily reliant on its factoring arrangement, and any reductions to the Company’s ability to obtain credit under its factoring arrangement could significantly impact the Company’s liquidity.

The Company obtains liquidity under an accounts receivable factoring arrangement with a financial institution (the “Factor”).  Pursuant to the terms of the agreement, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a recourse basis for approved accounts. The Factor may also advance payment, in its discretion, for unearned future contract amounts.   The Factor remits 95% of the purchased accounts receivable balance and accepted unearned future contract amounts for a given month to the Company (the “Advance Amount”) with the remaining balance, less fees, to be forwarded once the Factor collects the full accounts receivable balance or unearned future contract amount, as applicable, from the customer. This is one of our primary sources of liquidity.

The Factor has no obligation to purchase the full amount of accounts receivable balances or unearned future contract amounts that the Company offers to sell, and there can be no assurance that the Factor will continue to purchase accounts receivable or unearned future contract amounts at the same levels as it has in the past.  If the Factor determines in its sole discretion to decrease the amount it advances under the factoring arrangement or to terminate the factoring agreement entirely and we are unable to obtain a replacement source of credit on substantially similar terms, it would significantly decrease the Company’s liquidity, which would likely have a material adverse effect on our business, operating results, and financial condition.

We have a limited operating history on which to base an investment decision.

EVO did not begin trucking operations until June 2018. Thus, we are subject to all the risks associated with any business enterprise with a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of operation. We have a limited relevant operating history for you to consider in evaluating our business and prospects. When evaluating our business and prospects, you must consider the risks, expenses and difficulties that we may encounter as a company that acquired substantially all of its operations in the past two years.

We will need substantial additional capital to fund our growth plans and operate our business.

We require substantial additional capital to fund our working capital deficiency, capital expenditures, debt service, planned marketing and sales activities, to achieve profitability and to otherwise execute on our business plan. The most likely sources of such additional capital include private placements and public offerings of shares of our capital stock, including shares of our common stock or securities convertible into or exchangeable for our common stock, debt financing or funds from potential strategic transactions. We may seek additional capital from available sources, which may include hedge funds, private equity funds, venture capitalists, lenders/banks and other financial institutions, as well as additional private placements. Any financings in which we sell shares of our capital stock will likely be dilutive to our current stockholders. If we raise additional capital by incurring debt a portion of our cash flow would have to be dedicated to the payment of principal and interest on such indebtedness. In addition, typical loan agreements also might contain restrictive covenants that may impair our operating flexibility. Such loan agreements, loans, or debentures would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of our stockholders. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, operating results or financial condition.

Our ability to raise additional capital may depend in part on our success in meeting sales and marketing goals. We currently have no committed sources of additional capital and there is no assurance that additional financing will be available in the amounts or at the times required, or if it is, on terms acceptable or favorable to us. If we are unable to obtain additional financing when and if needed, our business will be materially impacted and our investors may lose the value of their entire investment.

Our response to a letter from the Select Subcommittee on the Coronavirus Crisis of the U.S. House of Representatives could have a significant adverse effect on us and our financial condition.

On May 8, 2020, we received a letter from the Select Subcommittee on the Coronavirus Crisis of the U.S. House of Representatives demanding that we return the Paycheck Protection Program (“PPP”) loan that we applied for and received under the CARES Act.  We elected not to return the PPP loan proceeds as requested and do not intend to do so.  Our decision to retain the PPP loan may require members of our management team to devote attention to future correspondence and requests from the Select Subcommittee, which would reduce the amount of time available to management to focus on our operations and strategic initiatives.  Additionally, if we are required to return the PPP loan proceeds that we received it would result in a material adverse effect on our business and financial condition.

The Company has applied for forgiveness with respect to the PPP loan. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Eligibility for forgiveness is determined, subject to limitations, based on the use of loan proceeds for payment of permitted and program-eligible expenses. No assurance is provided that the Company will obtain forgiveness of the PPP loan in whole or in part. The Company will be obligated to repay any portion of the principal amount of the Loan that is not forgiven together with accrued interest.

We have a history of losses and may incur additional losses in the future.

In 2019 and 2018, we incurred net losses of $32.7 million and $6.6 million, respectively. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments.

We may experience impairment of our long-lived assets and our goodwill.

Long-lived assets, including property, plant and equipment, are tested for impairment whenever circumstances indicate that the carrying value of these assets may not be recoverable. Long-lived assets are considered impaired if the carrying value of the asset exceeds the sum of the future expected undiscounted cash flows to be derived from the asset. We also periodically evaluate our goodwill for potential impairment. When we perform the quantitative goodwill impairment test, we compare the fair value of the reporting unit to the carrying value, which includes goodwill. If the carrying value is higher than the fair value, the goodwill is considered impaired. Once an asset is considered impaired, an impairment loss is recorded within operating expense for the difference between the asset’s carrying value and its fair value. For assets held and used in the business, management generally determines fair value using estimated future cash flows to be derived from the asset, discounted to a net present value using an appropriate discount rate. For assets held for sale or for investment purposes, management determines fair value by estimating the proceeds to be received upon sale of the asset, less disposition costs.

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

The Company identified a number of deficiencies in internal control that it considered to be material weaknesses and other deficiencies that it considered to be significant deficiencies. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. In addition, the Company’s management has concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to the material weaknesses in our internal control over financial reporting described in Item 9A of this Annual Report on Form 10-K. As a result, we will be required to expend significant resources to develop the necessary documentation and testing procedures required by Section 404, and there is a risk that we will not comply with all of the necessary requirements. If we cannot remediate the material weaknesses in internal controls identified by our independent registered public accounting firm or if we identify additional material weaknesses in internal controls that cannot be remediated in a timely manner, investors and others with whom we do business may lose confidence in the reliability of our financial statements, and in our ability to obtain equity or debt financing could suffer.

We partially funded the construction of certain of our fueling stations using grant funds that we are required to repay if we do not satisfy certain operational metrics.

EVO CNG, LLC received grants in the amounts of $0.4 million and $0.1 million to assist in the construction and equipping of our San Antonio and Fort Worth fueling stations, respectively. The grants must be repaid if EVO CNG, LLC sells, transfers, destroys or otherwise loses title, possession, ownership or control of the equipment funded with the grants during the terms of the respective grant agreements.

We depend on certain key personnel, and our operating performance may be adversely impacted by the loss of any such key personnel.

Our ability to execute our business plans and objectives depends, in large part, on our ability to attract and retain qualified personnel. Competition for personnel is intense and there can be no assurance that we will be able to attract and retain personnel. In particular, we are dependent upon the services of our management team. Our inability to utilize the services of our management team members could have an adverse effect on us and there would likely be a difficult transition period in finding replacements for any of them. The execution of our strategic plan will place increasing demands on our management and operations. If we lose or are unable to obtain the services of key personnel, our ability to manage our business and implement our strategic plan could be delayed or hindered, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may not successfully manage our recent and planned growth.

We have recently expanded our business through acquiring additional companies that provide contract trucking services to the USPS and leveraging our expanded operations to bid on additional USPS trucking contracts.  We plan to continue to expand through acquisitions and bidding on additional USPS trucking contracts in the future. Any expansion of operations we have undertaken or may undertake entail and will entail risks and such actions may involve specific operational activities that may negatively impact our profitability. Consequently, investors must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to us at that time, and (ii) management of such expanded operations may divert management’s attention and resources away from its existing operations. These factors may have a material adverse effect on our present and prospective business activities.

Risks Related to the Company’s Operations

The Company derives substantially all of its revenue from one customer, the loss of which would have a material adverse effect on the Company’s business.

Substantially all of the Company’s revenue is generated from the USPS, the loss or reduction of which would have a material adverse effect on the Company’s business.

Economic conditions may adversely affect the USPS and its ability to remain solvent. The United States Government Accountability Office described the USPS’s financial condition as “deteriorating and unsustainable” and reported that the USPS lost approximately $69 billion from fiscal years 2007 through 2018. The USPS’s financial difficulties can negatively impact the Company’s results of operations and financial condition and the Company’s ability to comply with the covenants in its debt agreements, especially if the USPS were to delay or default on payments to us. There can be no assurance that the Company’s relationship with the USPS will continue as presently in effect. The Company’s contracts with the USPS are terminable for convenience by the USPS upon advance notice ranging from 60 days for some contracts to 180 days for DRO contracts. A default in performance by the Company under one USPS contract can constitute a cross-default allowing the USPS to terminate some or all of the Company’s other contracts with the USPS. A reduction in, or termination of, the Company’s services by the USPS would have a material adverse effect on the Company’s business and operating results.

The Company has significant ongoing capital expenditure requirements. If the Company is unable to obtain additional capital on favorable terms or at all, it may not be able to execute on its business plans and its business, financial condition, results of operations, cash flows and prospects may be adversely affected.

The Company’s business is capital intensive. Its capital expenditures focus primarily on equipment replacement and, to a lesser extent, facilities, equipment growth, and investments in information technology. The Company also expects to devote substantial financial resources to grow its operations and fund its acquisition activities. As a result of the Company’s funding requirements, it likely will need to raise funds through the sale of additional equity or debt securities or seek additional financing through other arrangements to increase its cash resources. Any sale of additional equity or debt securities may result in dilution to its stockholders. Public or private financing may not be available in amounts or on terms acceptable to the Company, if at all.

If the Company is unable to obtain additional financing, it may be required to delay, reduce the scope of, or eliminate future acquisition activities or growth initiatives, which could adversely affect its business, financial condition and operating results. In such case, the Company may also operate its equipment (including tractors and trailers) for longer periods, which would result in increased maintenance costs, which would in turn reduce its operating income.

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

The Company also is subject to cost increases outside of its control that could materially reduce its profitability if it is unable to increase its rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver wages, owner-operator contracted rates, interest rates, taxes, tolls, license and registration fees, insurance, equipment and healthcare for its employees. In addition, the USPS contracts include a monthly adjustment for changes in the price of fuel.

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

•

many of the Company’s competitors periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy, which may limit the Company’s ability to maintain or increase freight rates, may require the Company to reduce its freight rates or may limit its ability to maintain or expand its business;

•

some shippers, including the USPS, have reduced or may reduce the number of carriers they use by selecting core carriers as approved service providers and in some instances the Company may not be selected;

•	many customers, including the USPS, periodically solicit bids from multiple carriers for their shipping needs, which may depress freight rates or result in a loss of business to competitors;

•

the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources and other competitive advantages, and the Company may have difficulty competing with them;

•

advances in technology may require the Company to increase investments in order to remain competitive, and its customers may not be willing to accept higher freight rates to cover the cost of these investments;

•	the Company may have higher exposure to litigation risks as compared to smaller carriers; and
•	smaller carriers may build economies of scale with procurement aggregation providers, which may improve the smaller carriers’ abilities to compete with the Company.

Driver shortages and increases in driver compensation could adversely affect the Company’s profitability and ability to maintain or grow its trucking business.

Driver shortages could require the Company to spend more to attract and retain drivers. The market for qualified drivers is intensely competitive, which may subject the Company to increased payments for driver compensation. Also, because of the competition for drivers, the Company may face difficulty maintaining or increasing its number of drivers. Compliance and enforcement initiatives included in the CSA program implemented by the FMCSA and regulations of the DOT relating to driver time and safety and fitness could also reduce the availability of qualified drivers. In addition, the Company suffers from a high turnover rate of drivers. The high turnover rate requires the Company to continually recruit a substantial number of drivers in order to operate existing equipment. If the Company is unable to continue to attract and retain a sufficient number of drivers, it could be required to operate with fewer trucks and face difficulty meeting customer demands or be forced to forego business that would otherwise be available to it, which could adversely affect its profitability and ability to maintain or grow its business.

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

Increased prices for, or decreases in the availability of, new equipment and decreases in the value of used equipment could adversely affect the Company’s results of operations and cash flows.

Investment in new equipment is a significant part of the Company’s annual capital expenditures, and the Company’s trucking business requires an available supply of tractors and trailers from equipment manufacturers to operate and grow its business. In recent years, manufacturers have raised the prices of new equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emission system design requirements mandated by the EPA and various state agencies, which are intended to reduce emissions. Federal and state regulators may continue to individually mandate, additional emission-control requirements for equipment that could increase equipment or other costs for entire fleets. Further equipment price increases may result from these federal and state requirements. If new equipment prices increase more than anticipated, the Company could incur higher depreciation and rental expenses than anticipated. If the Company is unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, its results of operations and cash flows could be adversely affected.

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

During prolonged periods of decreased tonnage levels, the Company and other trucking companies may make strategic fleet reductions, which could result in an increase in the supply of used equipment. When the supply exceeds the demand for used equipment, the general market value of used equipment decreases. Used equipment prices are also subject to substantial fluctuations based on availability of financing and commodity prices for scrap metal. A depressed market for used equipment could require the Company to trade its equipment at depressed values or to record losses on disposal or an impairment of the carrying values of its equipment that is not protected by residual value arrangements. Trades at depressed values and decreases in proceeds under equipment disposals and impairment of the carrying values of its equipment could adversely affect its results of operations and financial condition.

Our use of natural gas vehicles “NGVs” might not produce expected competitive advantages, and costs associated with using NGVs could exceed the related benefits that we are able to realize, both of which could adversely affect the Company’s results of operations and cash flows.

We operate a high percentage of NGVs because we believe our use of NGVs provides us with a competitive advantage when bidding on USPS and other freight contracts.  However, higher costs associated with purchasing and repairing NGVs might exceed any benefits attributable to our use of NGVs.  For example, there are a limited number of original equipment manufacturers of NGVs and the engines, fuel tanks and other equipment required to upfit a gasoline or diesel engine to run on natural gas, which can increase costs related to purchasing and repairing NGVs as well limit the supply of NGVs available to purchase and therefore our ability to add to our fleet.  Also, some of the higher costs of owning and operating NGVs have historically been offset by federal and state government incentives, including those that offset part or all of the additional up-front cost to acquire NGVs or convert vehicles to run on natural gas, those that waive vehicle weight limits for NGVs, and those that offer tax credits.  However, those incentives may not continue.  If those government incentives are discontinued or not renewed, our operating costs could significantly increase.

In addition to potential increases in expenses and other operating costs related to our use of NGVs, if technologies are developed that either reduce the emissions in gasoline and diesel-powered vehicles or improve the operating capabilities of electric, solar, or other alternative fuel technology vehicles, the benefits of NGVs could be significantly reduced. Any such reduction could adversely affect our ability to retain existing freight contracts when they are up for renewal and receive new contracts, which would adversely impact our financial performance.

The trucking industry is highly regulated and changes in existing laws or regulations, or liability under existing or future laws or regulations, could have a material adverse effect on its results of operations and profitability.

The Company operates in the United States pursuant to operating authority granted by the DOT. The Company, as well as its company and leased labor drivers, must also comply with governmental regulations regarding safety, equipment, environmental protection and operating methods. Examples include regulation of equipment weight, equipment dimensions, fuel emissions, driver hours-of-service, driver eligibility requirements, on-board reporting of operations and ergonomics. The Company may become subject to new or more restrictive regulations relating to such matters that may require changes in its operating practices, influence the demand for transportation services or require it to incur significant additional costs. Possible changes to laws and regulations include:

•	increasingly stringent environmental laws and regulations, including changes intended to address fuel efficiency and greenhouse gas emissions that are attributed to climate change;
•	restrictions, taxes or other controls on emissions;
•	regulation specific to the energy market and logistics providers to the industry;
•	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;
•	driver and vehicle ELD requirements;

•	requirements leading to accelerated purchases of new trailers;
•	mandatory limits on vehicle weight and size;
•	driver hiring restrictions;
•	increased bonding or insurance requirements; and
•	security requirements imposed by the DHS.

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

The Compliance, Safety and Accountability (the “CSA”) program includes compliance and enforcement initiatives designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. The FMCSA issues three categories of safety ratings: satisfactory, conditional, and unsatisfactory. The Company currently has a “satisfactory” FMCSA rating on 100% of its fleet.

The Company’s CSA scores are dependent upon its safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in the CSA program or the underlying methodology used by the FMCSA to determine a carrier’s safety rating could change and, as a result, the Company’s ability to maintain an acceptable score could be adversely impacted. If the FMCSA adopts rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then the Company’s CSA scores could be adversely affected. If the Company receives an unacceptable CSA score, its relationships with customers could be damaged, which could result in a loss of business or otherwise adversely affect the Company.

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

Compliance with environmental laws and regulations may also increase the price of the Company’s equipment and otherwise affect the economics of the Company’s trucking business by requiring changes in operating practices or by influencing the demand for, or the costs of providing, transportation services. For example, regulations issued by the EPA and various state agencies that require progressive reductions in exhaust emissions from diesel engines have resulted in higher prices for tractors and diesel engines and increased operating and maintenance costs. Also, in order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as the Company’s, may idle. These restrictions could force the Company to alter its drivers’ behavior, purchase on-board power units that do not require the engine to idle or face a decrease in productivity. The Company is also subject to potentially stringent rulemaking related to sustainability practices, including conservation of resources by decreasing fuel consumption. This increased focus on sustainability practices may result in new regulations and/or customer requirements that could adversely impact the Company’s business. Historically, the Company’s environmental compliance costs have not had a material adverse effect on its results of operations; however, there can be no assurance that such costs will not be material in the future or that future compliance will not have a material adverse effect on the Company’s business and operating results.

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

The Company’s contractual agreements with its sub-contracted operators expose it to risks that it does not face with its company drivers.

The Company relies, in part, upon independent sub-contractors to perform the services for which it contracts with customers. The Company’s reliance on sub-contractors creates numerous risks for the Company’s business.

If the Company’s sub-contractors fail to meet the Company’s contractual obligations or otherwise fail to perform in a manner consistent with the Company’s requirements, the Company may be required to utilize alternative service providers at potentially higher prices or with some degree of disruption of the services that the Company provides to customers. If the Company fails to deliver on time, if its contractual obligations are not otherwise met, or if the costs of its services increase, then the Company’s profitability and customer relationships could be harmed.

The financial condition and operating costs of the Company’s sub-contractors are affected by conditions and events that are beyond the Company’s control and may also be beyond their control. Adverse changes in the financial condition of the Company’s sub-contractors or increases in their equipment or operating costs could cause them to seek higher revenues or to cease their business relationships with the Company. The prices the Company charges its customers could be impacted by such issues, which may in turn limit pricing flexibility with customers, resulting in fewer customer contracts and decreasing the Company’s revenues.

Sub-contractors typically use tractors, trailers and other equipment bearing the Company’s trade names and trademarks. If one of the Company’s sub-contractors is subject to negative publicity, it could reflect on the Company and have a material adverse effect on the Company’s business, brand and financial performance. Under certain laws, the Company could also be subject to allegations of liability for the activities of its sub-contractors.

Sub-contractors are third-party service providers, as compared to company drivers who are employed by the Company. As independent business owners, the Company’s sub-contractors may make business or personal decisions that conflict with the Company’s best interests. For example, if a load is unprofitable, route distance is too far from home or personal scheduling conflicts arise, a sub-contractor may deny loads of freight from time to time. In these circumstances, the Company must be able to timely deliver the freight in order to maintain relationships with customers.

If the Company’s sub-contractors are deemed by regulators or judicial process to be employees, the Company’s business and results of operations could be adversely affected.

Tax and other regulatory authorities have in the past sought to assert that sub-contractors in the trucking industry are employees rather than independent contractors. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If the Company’s sub-contractors are determined to be its employees, it would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

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

•

restrictive work rules could hamper the Company’s efforts to improve and sustain operating efficiency and could impair the Company’s service reputation and limit the Company’s ability to provide next-day services;

•	a strike or work stoppage could negatively impact the Company’s profitability and could damage customer and employee relationships; and
•	an election and bargaining process could divert management’s time and attention from the Company’s overall objectives and impose significant expenses.

Higher health care costs and labor costs could adversely affect the Company’s financial condition and results of operations.

With the passage in 2010 of the United States Patient Protection and Affordable Care Act (the PPACA), the Company is required to provide health care benefits to all full-time employees that meet certain minimum requirements of coverage and affordability, or otherwise be subject to a payment per employee based on the affordability criteria set forth in the PPACA. Many of these requirements have been phased in over a period of time, with the majority of the most impactful provisions affecting the Company having begun in the second quarter of 2015. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. The PPACA also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but have elected not to participate in the Company’s health care plans may ultimately find it more advantageous to do so. It is also possible that by making changes or failing to make changes in the health care plans the Company offers it will have difficulty attracting and retaining employees, including drivers. The costs and other effects of these healthcare requirements may significantly increase the Company’s health care coverage costs and could materially adversely affect its financial condition and results of operations.

Our business and operations have been impacted by the outbreak of COVID-19, and COVID-19 and other similar outbreaks may have a material adverse impact on our business, financial condition, and results of operations in the future.

Our business and operations have been negatively impacted by the outbreak of the novel coronavirus (COVID-19), and the continued spread and impact of COVID-19 might materially negatively impact our future results of operations and financial condition. COVID-19 has created, and any other outbreaks of similar contagious diseases or other adverse public health developments could create, significant volatility, uncertainty and economic disruption.  The outbreak and continued spread of COVID-19 prompted a significant downturn in the global economy, and the magnitude and duration of the COVID-19 pandemic continues to be difficult to predict. COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

•	our revenue may be reduced due to a decrease in demand for our services or the transportation markets in general as a result of the global economic downturn;
•	our operations may be disrupted or impaired if a significant portion of our drivers or other employees are unable to work due to illness;
•

the pandemic has increased volatility and caused negative pressure in the capital markets, we may experience difficulty accessing the capital or financing needed to fund our operations on satisfactory terms or at all;

•	customers, suppliers and other third parties may argue that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;
•	we may experience a loss of business resulting from supply chain disruptions and changing transportation needs caused by the nationwide emergency response to the pandemic;
•

we may experience workforce issues and incur severance payments as a result of adjusting our workforce to market conditions, and we may subsequently experience retention issues and driver shortages when market conditions improve;

•

our management may be distracted as they are focused on mitigating the effects of COVID-19 on our business operations while protecting the health of our workforce, which has required, and will continue to require, a large investment of time and resources; and

•	we may be at greater risk for cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity.

The extent to which the COVID-19 pandemic impacts the Company will depend on numerous evolving factors and future developments that we are not able to predict, including: the geographic scope, severity, and duration of the pandemic; governmental, business and other actions in response to the pandemic (which could include limitations on the Company’s operations or mandates to provide services in a specified manner); the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; expenses we have incurred and may incur in the future in connection with our response to the pandemic; the health of and the effect on our workforce and our ability to meet staffing needs; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments.

In response to the spread of COVID-19, we have modified our business practices for the continued health and safety of our employees. Specifically, we have implemented measures to enhance the sanitization process of the Company’s equipment and properties, increased the social distancing of our employees by working remotely where possible, and provided driving associates with personal protective equipment (PPE). We may take further actions, or be required to take further actions, that are in the best interests of our employees in the future. The implementation of health and safety practices could impact our productivity and costs, which could have a material adverse impact on our business, financial condition, and results of operations. In addition, the focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward existing or new initiatives or investments, which could have a material adverse impact on our results of operations.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also exacerbate many of the other risks set forth in this Annual Report on Form 10-K, including those relating to our financial performance and debt obligations. There are no comparable recent events that provide guidance as to the effect the COVID-19 global pandemic may have, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

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

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting of Section 404(b) of the Sarbanes-Oxley Act;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, we will experience greater detail raising equity capital, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

The Company’s board of directors, without any action by the Company’s stockholders, may amend the Company’s certificate of incorporation from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that the Company has authority to issue. The board of directors may also classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any class or series of stock. Thus, the board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of the Company’s common stock. For example, the Series A Preferred Stock authorized by the board of directors in April 2018 and the Series B Preferred Stock authorized by the board of directors in March 2020 both rank senior in preference and priority to the Company’s common stock with respect to dividend and liquidation rights and, generally votes with the common stock on an as converted basis on all matters presented for a vote of the holders of common stock, including directors, and entitle the holders of Series A Preferred Stock to fifteen votes for each share of Series A Preferred Stock held and the holders of Series B Preferred Stock to four votes for each share of Series B Preferred Stock held. The Series A Preferred stock and Series B Preferred stock, as well as any other series of preferred stock that the board of directors may authorize in the future could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of the Company’s common stock.

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, the Company is not required to provide disclosure under this item.

Item 2. Properties.

Our principal corporate office is located at 2075 West Pinnacle Peak Rd. Suite 130, Phoenix, AZ 85027 and consists of 6,359 square feet of space. We occupy this office under a 65-month office lease agreement dated November 27, 2019 with monthly rental payments increasing from $12,188 to $13,248 over the initial term of the lease.

We also lease the following properties as main terminals for our trucking segment:

•	We lease property in Des Moines, IA for a maintenance shop, truck storage, and parking for monthly rent of $6,000. The lease term expires in June 2023.
•

We lease property in Laurel, MD for office and maintenance shop space, truck storage, and parking under multiple leases for aggregate monthly rent of approximately $30,000.  The lease terms expire in February and April of 2023 and August of 2029.

•	We lease property in St. Louis, MO for office and maintenance shop space, truck storage, and parking for monthly rent of $5,659. The lease term expires in October 2021.
•	We lease property in Newark, NJ for office and maintenance shop space, truck storage, and parking for monthly rent of approximately $29,000. The lease term expires in February 2022.
•	We lease property in Columbus, OH for office and maintenance shop space, truck storage, and parking for monthly rent of $2,900. The lease term expires in June 2022.
•

We lease property at two locations in Austin, TX for office and maintenance shop space, truck storage, and parking for monthly rent of $15,270 and $15,500, respectively.  The lease terms expire in December 2024 and April 2022, respectively.

•	We lease property in Madison, WI for office and maintenance shop space, truck storage, and parking for monthly rent of $6,060. The lease term expires in January 2029.
•

We lease property in Milwaukee, WI for office and maintenance shop space, truck storage, and parking pursuant to the Equipment Lease described in Note 1, Description of Business and Summary of Significant Accounting Policies.  The lease term expires in 2023.

•	We lease property in Oak Creek, WI for office and maintenance shop space, truck storage, and parking for monthly rent of $16,760. The lease term expires in January 2029.

We lease various additional properties throughout the United States for our trucking segment, none of which are individually material, for operating sites, remote offices, and parking facilities.

Through our subsidiaries, Titan and EAF, we also operate six natural gas fueling stations located in California, Texas, Arizona and Wisconsin.

We believe all of our properties are suitable and adequate for current operating needs.

Item 3. Legal Proceedings.

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses on the accompanying consolidated balance sheet at December 31, 2019 and 2018. No payments have been made to date.

The Company is involved in litigation and claims primarily arising in the normal course of business, which include claims for personal injury, employment-related, or property damage incurred in relation to the transportation of mail and freight. The Company’s insurance program for liability, physical damage, cargo damage and workers’ compensation involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers to be adequate. Based on its knowledge of the facts and the advice of outside counsel, the Company believes the resolution of claims and pending litigation will not have a material adverse effect on it, taking into account existing reserves.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share. Our common stock trades under the symbol “EVOA” on the OTC Pink Marketplace maintained by the OTC Markets Group Inc.; however, no public market has yet developed for our common stock.

As of July 23, 2021, there were 184 holders of record of our common stock.

Dividend Policy

The Company has not paid any cash dividends since inception and does not anticipate or contemplate paying dividends in the foreseeable future. Dividends accrue on our Series A Preferred Stock and Series B Preferred Stock on a cumulative basis but are payable upon declaration of the board of directors. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data.

As a smaller reporting company, the Company is not required to provide disclosure under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations should be read together with “Business” in Part I, Item 1 of this Annual Report, as well as the consolidated financial statements and accompanying footnotes in Part II, Item 8 of this Annual Report. This discussion contains forward-looking statements as a result of many factors, including those set forth under Part I, Item 1A. “Risk Factors” and Part I “Forward-looking Statements” of this Annual Report, and elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed.

Company Overview

EVO Transportation & Energy Services, Inc. is a transportation provider serving the USPS and other customers. We are the second largest surface transportation company serving the USPS with approximately 1,000 vehicles in operation as of December 31, 2019. Of these, approximately 200 vehicles operate on CNG which makes us the largest user of alternative fuels amongst transportation companies serving the USPS. In certain markets, we fuel our vehicles at one of our five dedicated CNG stations which serve other customers as well. We operate from our headquarters in Phoenix, Arizona and from 15 facilities in 17 states.

We have grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers. During 2019, we were awarded 114 additional contracts from the USPS which are expected to generate $15.2 million in annual revenue. We have been actively integrating the acquisitions we have made under common leadership and technology and are now operating under a single brand.

Recent Developments

The Company completed the following acquisitions in 2019:

•

On January 2, 2019, the Company acquired Sheehy. Sheehy is based in Waterloo, Wisconsin and is engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

•

On February 1, 2019, the Company acquired Ursa and JB Lease. Ursa and JB Lease are based in Oak Creek, Wisconsin and are engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

•

On July 15, 2019, the Company acquired Finkle and Courtlandt.  Finkle and Courtlandt are based in Newark, New Jersey and are engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

•

On September 16, 2019, the Company acquired the Ritter Companies. The Ritter Companies are based in Laurel, Maryland and engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities. As discussed in Note 7, Debt, to the consolidated financial statements, the Company entered into a $24.5 million financing agreement in order to finance the acquisition of the Ritter Companies.

Key Trends & Anticipated Future Trends

The USPS has for more than 100 years contracted with private carriers to transport mail between its processing plants and post office locations. In 2016, the USPS began implementing a new Dynamic Route Optimization (DRO) initiative to retool its private carrier contracting strategy. For decades, the USPS hired private carriers to transport mail over specific routes on a set schedule at fixed prices under its Highway Contract Routes (HCR) program. The DRO initiative aims to replace fixed-price HCR contracts with rate-per-mile DRO contracts that have varying departure times, lines of travel, and mail types transported based on mail volume. By “optimizing” its routes, the USPS seeks to reduce mileage and lower its transportation costs.

We believe the USPS’s new distribution strategy under the DRO initiative is causing a fundamental change to its contracting activity with private carriers. Historically, HCR contracts often were awarded to smaller carriers capable of performing under a limited number of fixed-price, -route, and -cost contracts. In 2014, the USPS had contracts with more than 4,000 carriers, many servicing the same or overlapping territories. With the implementation of the DRO program, the USPS has a stated goal to manage fewer relationships and reduce its number of carriers to fewer than 1,000 by 2022. The USPS is aiming to consolidate all contracts within a defined geographical area into one contract with a single carrier. Accordingly, DRO contracts are being awarded to carriers with larger service territories that have the capacity to increase or reduce services to adjust for changes in mail volume.

We expect the USPS to continue its contract consolidation efforts in the foreseeable future. In its five-year strategic plan for fiscal years 2020 through 2024, the USPS reported it intends to continue to deploy dynamic routing technologies and processes for plant-to-plant and plant-to-post office transportation and to expand carrier relationships where best aligned to improve service reliability, lower costs, and increase capabilities. We estimate that over $1 billion in USPS contracts will become available in the next five years as the USPS continues to roll out its DRO program. We believe the USPS’s consolidation efforts can help the Company grow organically through new contracting opportunities.

During 2019, we bid on and won two new USPS DRO contracts. We intend to continue bidding on new and existing DRO contract opportunities as they arise. DRO contracts are bid competitively and performed in accordance with various requirements, including, but not limited to requirements under the Service Contract Act, Department of Transportation regulations (federal and state), and other applicable local and state regulations. The USPS evaluates the bids based on price, past performance, operational plans, financial resources, and the use of innovation or alternative fuels. USPS contracts typically have four-year terms, but can range from two to six years, and often are renewed with the incumbent carrier after expiration of the initial term.

In addition to organic growth, the Company expects to further increase its footprint into the transportation industry by acquiring, owning, and operating transportation companies. The Company intends to target acquisition candidates that have won contracts to provide trucking services for the USPS. Our CNG business complements this expansion strategy since fueling our CNG trucks at our own stations in cases where our routes are located near our CNG facilities will allow us to implement cost saving strategies that will increase profitability and increase our presence in this space.

We experienced significant growth in USPS contract revenue through acquisitions and organic growth during 2018 and 2019. We obtained a total of 170 USPS contracts pursuant to our acquisitions of Thunder Ridge on June 1, 2018, Graham on November 18, 2018, Sheehy Mail on January 2, 2019, Ursa and JB Lease on February 1, 2019, Courtlandt and Finkle on July 15, 2019, and the Ritter Companies on September 16, 2019. These operating subsidiaries won an additional 145 USPS contracts post-acquisition. We currently service 315 USPS contracts across 42 states.

Sources of Revenue

Our USPS trucking operations generates revenue for our trucking segment from transportation services under multi-year contracts with the USPS, generally on a rate per mile basis that adjusts monthly for fuel pricing indexes.

Our freight trucking operations generates revenue for our trucking segment by providing both irregular and dedicated route and cross-border transportation services of various products, goods, and materials for a diverse customer base.

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

Results from Operations

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

Trucking Segment

Substantially all of the increases in Trucking revenue and operating expenses from the year ended December 31, 2018 to the year ended December 31, 2019 are due to 2018 including the acquisition of, and partial-year results of operations for, Thunder Ridge while 2019 includes full-year results of operations for Thunder Ridge as well as the acquisitions of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies.

Trucking revenue: The Company earned trucking revenue for the first time in 2018 as a result of the Thunder Ridge and Graham acquisitions in June and November 2018, respectively. The majority of trucking revenue is derived from the USPS. The remainder of the revenue is derived from corporate freight hauling. The USPS contracts are typically four years in duration with pricing varying by contract. The USPS contracts also include a monthly fuel adjustment.

Payroll, benefits and related: Of the Company’s 1,503 employees at year-end, 1,228 were drivers. Driver wages are fixed per contract with USPS and are eligible for renegotiation with USPS on a bi-annual basis. In addition to an hourly wage that is set by the Department of Labor, drivers also earn an incremental hourly rate for benefits.

Purchased transportation: Purchased transportation represents payments to subcontracted third party companies. These contracts are negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to labor, equipment, fuel and associated expenses. The Company utilized purchased transportation for less than 10% of the Company’s total miles for the year ended December 31, 2019.

Fuel: Fuel expense is comprised of diesel and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors.

Equipment rent: The Company rents and leases a portion of its trucks and trailers through a combination of short and long-term arrangements. Efforts are currently underway to rebalance the fleet towards having more company-owned assets to achieve the expected returns, subject to financing availability.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet.

Operating supplies and expenses: Operating and supplies expense includes all other direct costs in the trucking segment.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage and workers comp expense related to the trucking segment of the business.

CNG Fueling Stations Segment

CNG revenue: Revenue for the CNG stations was $1.7 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively. The increase is due primarily to additional tax rebate revenue received during 2019.

CNG operating expenses: CNG operating expense is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees.

Impairment: Impairment expense was $3.6 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. Of the $3.6 million impairment expense for the year ended December 31, 2019, $3.5 million was related to the CNG fueling stations segment, and the increase in impairment expense is due primarily to the compression of commodity prices.

EVO Consolidated

General and administrative: General and administrative expense was $13.0 million and $3.3 million for the years ended December 31, 2019 and 2018, respectively. The increase in general and administrative expense is due primarily to 2018 including the acquisition of, and partial-year results of operations for, Thunder Ridge while 2019 included full-year results of operations for Thunder Ridge as well as the acquisitions of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies.

Depreciation and amortization: Depreciation and amortization expense was $7.8 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively. The increase in depreciation and amortization expense is due primarily to 2018 including the acquisition of, and partial-year results of operations for, Thunder Ridge while 2019 included full-year results of operations for Thunder Ridge as well as the acquisitions of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies.

Interest expense: Interest expense increased to $7.7 million for the year ended December 31, 2019 from $1.9 million for the year ended December 31, 2018. The increase in interest expense is due primarily to the incurrence of debt obligations to finance the Company’s 2019 acquisitions, including the September 2019 Financing Agreement, as well as the assumption of debt obligations in connection with such acquisitions.

Liquidity and Capital Resources

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $3.3 million and $1.6 million at December 31, 2019 and 2018, respectively. The increase is attributable to financing activities consummated during the year ended December 31, 2019.

Operating Activities. Net cash used in operations was $15.2 million and $6.8 million during the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the Company had a net loss of $32.7 million and $6.6 million, respectively. For 2019, the net loss was partially offset by $17.3 million in adjustments for non-cash items and $0.2 million of cash provided by changes in working capital. Non-cash items primarily consisted of $7.8 million in depreciation and amortization, $4.6 million in non-cash interest expense, $3.6 million in impairment charges, non-cash lease expense of $3.2 million, amortization of debt discount of $1.6 million, and stock option and warrant-based compensation expense of $1.6 million, partially offset by a $5.5 million adjustment for deferred income taxes. For 2018, cash used in operations approximates and was primarily attributed to net loss.

Investing Activities. Net cash used in investing activities was $22.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. The net cash used in investing activities during 2019 is primarily related to $19.5 million of cash consideration paid for acquisitions and $3.1 million of equipment purchases. During 2018, cash used in investing activities is primarily related to cash consideration paid for acquisitions.

Financing Activities. Net cash provided by financing activities was $39.2 million and $8.5 million for the years ended December 31, 2019 and 2018, respectively. The cash provided by financing activities during 2019 primarily consisted of $163.5 million in advances from factoring receivables, proceeds of $30.1 million from the issuance of debt, and $11.4 million in proceeds from the sale of common stock and warrants, partially offset by $153.8 million in payments on factoring arrangements, and $11.3 million in payments of debt principal. The cash provided by financing activities during 2018 primarily consisted of $4.1 million in advances from factoring receivables, gross proceeds of $4.0 million (less $0.5 million in debt issuance costs) from secured convertible debt, and $2.5 million from the sale of common stock, less $0.8 million in payments on the subordinated convertible senior notes payable to stockholders, and $0.7 million in payments on other debt obligations.

Sources of Liquidity

Our primary historical and future sources of liquidity are cash on hand ($3.3 million at December 31, 2019), the incurrence of additional indebtedness, the sale of the Company’s common stock or preferred stock, and advances under our accounts receivable factoring arrangements. However, there can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or the sale of the Company’s common stock or preferred stock.

Uses of Liquidity

Our business requires substantial amounts of cash for operating activities, including salaries and wages paid to our employees, contract payments to independent contractors, and payments for fuel, maintenance and supplies, and other expenses. We also use large amounts of cash and credit for principal and interest payments, as well as operating and finance lease liabilities and capital expenditures to fund the replacement and/or growth in our tractor and trailer fleet.

Going Concern

As of December 31, 2019, we had a cash balance of $3.3 million, a working capital deficit of $66.2 million, stockholders’ deficit of $12.7 million, and material debt and lease obligations of $72.8 million, which included term loan borrowings under a financing agreement with Antara Capital. During the year ended December 31, 2019, we reported cash used in operating activities of $15.2 million and a net loss of $32.7 million.

The following significant transactions and events affecting our liquidity occurred following the year ended December 31, 2019:

•

During the first quarter of 2020, we entered into Forbearance Agreements and Incremental Amendments to the Financing Agreement with Antara Capital and obtained an additional $6.3 million in term loan commitments and the lenders agreed to forbear from exercising certain rights, remedies, powers, privileges, and defenses under the Financing Agreement during the forbearance period. These incremental borrowings were subject to the same terms as our existing term loan commitments with Antara Capital. During the fourth quarter of 2020, in connection with our borrowing under the Main Street Priority Loan Program (as subsequently discussed), we paid down the aggregate principal amount due to Antara, including capitalized interest, from $25.4 million at December 31, 2019 (and $31.7 million after the first quarter 2020 borrowings) to $16.7 million, the forbearance period related to the remaining Antara debt was terminated and all existing defaults and events of defaults were waived, and the maturity date of the remaining outstanding term loan balance under the Antara Financing Agreement was extended from September 16, 2022 to the earlier of the date that is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan or the date that is ninety-one days after the date the Main Street Loan is paid in full.

•

During the first quarter of 2020, we sold a total of 1,260,000 shares of our common stock and 1,000,000 shares of our Series B preferred stock to related parties for aggregate gross proceeds of $6.2 million pursuant to the terms of subscription agreements.

•

During the second quarter of 2020, we obtained a loan in the amount of $10.0 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The principal amount of the loan and accrued interest are eligible for forgiveness, and we have submitted a request for such forgiveness.

•

During the fourth quarter of 2020, we borrowed $17.0 million under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act (the “Main Street Loan”) and used all of the net proceeds to refinance a portion of the amount outstanding under the Antara Financing Agreement and to pay related prepayment premiums. The entire outstanding principal balance of the Main Street Loan, together with all accrued and unpaid interest, is due and payable in full on December 14, 2025.

•

During the first quarter of 2021, we entered into agreements with the USPS to settle claims submitted by us seeking additional compensation for work performed under Dynamic Route Optimization (“DRO”) contracts since 2018. We received a total of $28.4 million related to this historical work performed and also renegotiated the contractual rates per mile for some of our DRO contracts on a prospective basis.

•

During the first quarter of 2021, we entered into an agreement with our factoring lender (“Triumph”) related to the application of $17.5 million of proceeds received from the USPS arising out of prior underpayments on certain DRO contracts. Pursuant to the agreement, the parties agreed that Triumph would remit $11.0 million of net proceeds to us and that Triumph would retain approximately $6.9 million of net proceeds and apply that amount to reduce the outstanding principal amount of our factoring advances. The parties further agreed that we will repay the remaining balance of approximately $6.9 million due under the factoring arrangement in 48 equal monthly installments beginning January 1, 2022, and that Triumph will apply funds held in reserve against the approximately $0.8 million remaining balance for advances that Triumph made to us in September 2020. The parties also agreed to work together to wind down their factoring relationship, including waiver of any applicable termination fees.

•

During the first and second quarters of 2021, we entered into agreements with certain noteholders to purchase promissory notes previously issued by us in the principal amount of $0.6 million by paying $0.1 million in cash and issuing warrants to purchase an aggregate of up to 231,453 shares of our common stock at a price of $0.01 per share.

While these transactions and events resulted in an overall increase in our cash balance as of March 31, 2021, an overall reduction in our working capital deficit as of March 31, 2021, and an overall extension of the maturity dates for our debt obligations, we continue to have a working capital deficit and stockholders’ deficit as of March 31, 2021 and continue to incur net losses for 2021. As a result of these circumstances, we believe our existing cash, together with any positive cash flows from operations, may not be sufficient to support working capital and capital expenditure requirements for the next 12 months, and we may be required to seek additional financing from outside sources.

In evaluating the Company’s ability to continue as a going concern and our potential need to seek additional financing from outside sources, management also considered the following conditions:

•	The counterparty to our accounts receivable factoring arrangement is not obligated to purchase our accounts receivable or make advances to us under such arrangement;
•	We are currently in default on certain of our debt obligations; and
•	There can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or via the sale of our common stock or preferred stock.

As a result of the circumstances described above, we may not have sufficient liquidity to make the required payments on our debt, factoring or leasing obligations; to satisfy future operating expenses; to make capital expenditures; or to provide for other cash needs.

Management’s plans to mitigate the Company’s current conditions include:

•	Negotiating with related parties and 3rd parties to refinance existing debt and lease obligations;
•	Potential future public or private debt or equity offerings;
•	Acquiring new profitable contracts and negotiating revised pricing for existing contracts;
•	Profitably expanding trucking revenue;
•	Cost reduction efforts, including eliminating redundant costs across the companies acquired during 2019 and 2018;
•	Improvements to operations to gain driver efficiencies;
•	Purchases of trucks and trailers to reduce purchased transportation; and
•	Replacement of older trucks with newer trucks to lower the overall cost of ownership and improve cash flow through reduced maintenance and fuel costs.

Notwithstanding management’s plans, there can be no assurance that we will be successful in our efforts to address our current liquidity and capital resource constraints. These conditions raise substantial doubt about the Company's ability to continue as a going concern for twelve months from the issuance of these financial statements on Form 10-K. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result if the Company is unable to continue as a going concern.

Refer to Notes 1, 7 and 11 to the consolidated financial statements for further information regarding our debt, factoring, and lease obligations, including the future maturities of such obligations. Refer to Note 15 to the consolidated financial statements for further information regarding changes in our debt obligations and liquidity subsequent to December 31, 2019.

Off-Balance Sheet Arrangements

Refer to Note 12, Commitments and Contingencies – Off Balance Sheet Arrangements – Captive Insurance.

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

On a periodic basis we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. For further information on our significant accounting policies, refer to Note 1 to our consolidated financial statements included in this report.

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Purchase Accounting

We are required to estimate the fair value of the assets acquired and liabilities assumed in business combinations as of the acquisition date, including identified intangible assets. The amount of purchase price paid in excess of the net assets acquired is recorded as goodwill. The fair values are estimated in accordance with accounting standards which define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair values of the net assets acquired are determined primarily using Level 3 inputs (inputs that are unobservable to the marketplace participant).

The most significant fair value estimates include intangible assets (customer relationships and trade names) subject to amortization. We recorded $4.0 million and $2.8 million of acquired intangible assets in connection with the 2019 and 2018 acquisitions, respectively. These amounts of intangible assets were determined based primarily on the acquiree’s projected cash flows. The projected cash flows include various assumptions, including estimated revenue growth rates, operating margins, customer attrition rates, royalty rates, and the appropriate risk-adjusted discount rates used to discount the projected cash flows. The residual value assigned to goodwill was $22.0 million and $2.9 million, respectively, for the 2019 and 2018 acquisitions.

Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. All of the Company’s goodwill is recorded in its Trucking reporting unit.

Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare the fair value of the reporting unit to the carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

The impairment test process requires valuation of the reporting unit, which we determine using a combination of the income, or discounted cash flows, approach and the market approach. The assumptions about future cash flows and growth rates are based on the reporting unit's long-term forecast and are subject to review and approval by senior management. A reporting unit’s discount rate is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

During the years ended December 31, 2019 and 2018, the impairment tests did not result in an impairment of goodwill.

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

If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. The assumptions about future cash flows and growth rates are based on the asset group’s long-term forecast and are subject to review and approval by senior management. An asset group’s discount rate is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

An impairment expense of $3.5 million related to the CNG Fueling Stations asset group was recorded during the year ended December 31, 2019.

Fair Valuation of Common Stock, Warrants and Stock Options

Our executive officers, directors and principal stockholders beneficially own a substantial majority of the Company’s outstanding common stock. The Company’s common stock does not have an observable quoted market price on the OTC Pink Marketplace because the stock is thinly traded. As a result, we must utilize an alternative method to estimate the fair value of our common stock, including when the Company issues other equity instruments for which the common stock is the underlying security. One commonly accepted approach to valuing the equity of a company in similar circumstances, including a distressed or highly-leveraged company, is viewing the equity as a call option on the debt. The equity of a company is a residual claim to all cash flows remaining after other financial claim-holders (e.g., debt) have been satisfied. If a company is liquidated, the same principle applies in which equity investors receive cash flows remaining in a company after all outstanding debts and other financial claims are settled. Therefore, equity can be viewed as a call option on a company and valued using the Black-Scholes option pricing model. Accordingly, we apply the Black-Scholes option pricing model to the assets and debt of the Company as of each valuation date to estimate the fair value of Company common stock. The key assumptions utilized in the Black-Scholes option pricing model for the fair valuation of the Company’s common stock are: i) an exercise price equal to the Company’s total liabilities; ii) a stock price equal to the Company’s total assets; iii) an estimated expected term or holding period; iv) an estimated stock price volatility based upon comparable companies; and v) an estimated risk-free interest rate. The estimated fair value of the Company’s common stock is a key assumption in the fair valuation of the warrants and stock options the Company issues.

Stock-based Compensation

The Company accounts for stock-based compensation awards based on the fair value of the award as of the grant date, which is calculated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected term of the award, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the award. The expected term represents the period of time the awards are expected to be outstanding. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the awards, we use the simplified method to estimate the expected term for our stock-based compensation awards. Under the simplified method, the expected term of an award is presumed to be the mid-point between the vesting date and the end of the contractual term. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected term of the awards. We assume no dividend yield because dividends on our common stock are not expected to be paid in the near future, which is consistent with our history of not paying dividends on our common stock.

Deferred Income Tax Assets and Liabilities

The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with applicable accounting standards and are based on management’s assumptions and estimates regarding future operating results and levels of taxable income, as well as management’s judgment regarding the interpretation of the provisions of applicable accounting standards. The carrying values of liabilities for income taxes currently payable are based on management’s interpretations of applicable tax laws and incorporate management’s assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgments in connection with accounting for income taxes may result in materially different carrying values of income tax assets and liabilities and results of operations.

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 31, 2019, we had federal and state net operating loss carryforwards of $40.0 million and $25.0 million, respectively, to offset future taxable income. Federal and some state net operating loss carryforwards generated in tax years ending after December 31, 2017 can be carried forward indefinitely. These federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted. Federal and state operating loss carryforwards start to expire in 2036 and 2021, respectively. Of the $40.0 million federal operating loss carryforwards, $2.0 million of the operating loss carryforwards begin to expire in 2036. Federal operating loss carryforwards generated in 2018 or later have indefinite lives and are subject to an 80% limitation of taxable income in the year of use.

Recently Issued Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements included in this report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide disclosure under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EVO Transportation & Energy Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVO Transportation & Energy Services, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations and lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Houston, Texas

August 10, 2021

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Balance Sheets

	December 31,
($ in thousands, except per share data)	2019	2018
Assets
Current assets
Cash	$3,274	$1,630
Accounts receivable - trade, net	11,683	6,370
Accounts receivable - trade, related party	—	41
Alternative fuels tax credit receivable	2,442	268
Prepaids and other current assets	2,765	288
Total current assets	20,164	8,597
Non-current assets
Property, equipment, and land, net	41,731	7,604
Goodwill	23,837	2,887
Intangibles, net	6,045	3,037
Right-of-use assets, net	17,185	—
Assets held for sale	450	—
Deposits and other long-term assets	2,326	526
Total non-current assets	91,574	14,054
Total assets	$111,738	$22,651
Liabilities, Redeemable Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$13,808	$4,139
Accounts payable - related party	—	337
Accrued expenses	15,334	5,085
Accrued interest - related party	1,482	923
Embedded derivative liability	1,021	—
Advances under factoring arrangements	18,046	5,331
Advance from related parties	—	324
Current portion of long-term debt	21,979	586
Current portion of long-term debt - related party	9,358	6,262
Operating lease liabilities, current portion	4,161	—
Finance lease liabilities, current portion	1,196	—
Total current liabilities	86,385	22,987
Non-current liabilities
Long-term debt, less current portion	13,941	4,096
Long-term debt, less current portion - related party	9,290	6,005
Advances from suppliers	890	978
Operating lease liabilities, less current portion	9,374	—
Finance lease liabilities, less current portion	2,615	—
Deferred tax liability	375	—
Total non-current liabilities	36,485	11,079
Total liabilities	122,870	34,066
Commitments and contingencies (Note 12)
Redeemable stock
Series A Redeemable Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding, includes accrued and undeclared dividends $41 (December 31, 2019) and $17 (December 31, 2018) liquidation preference $341 (December 31, 2019) and $251 (December 31, 2018)	341	251
Redeemable common stock, at redemption value	1,200	—
Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,333,834 (December 31, 2019) and 2,258,530 (December 31, 2018) shares issued and outstanding	1	—
Common stock subscribed and not yet issued 8,664 (December 31, 2019) and 500,000 (December 31, 2018)	12	415
Common stock issuable	3,474	—
Additional paid-in capital	38,611	9,976
Accumulated deficit	(54,771)	(22,057)
Total stockholders’ deficit	(12,673)	(11,666)
Total liabilities, redeemable stock, and stockholders’ deficit	$111,738	$22,651

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
($ in thousands, except per share data)	2019	2018
Revenue
Trucking	$177,419	$24,256
CNG	1,727	1,348
Total revenue	179,146	25,604
Operating expenses
Payroll, benefits and related	84,804	8,733
Purchased transportation	33,543	9,874
Fuel	22,133	2,420
Equipment rent	13,688	3,614
Maintenance and supplies	12,066	540
General and administrative	13,041	3,294
Operating supplies and expenses	10,352	403
Depreciation and amortization	7,838	959
Insurance and claims	7,967	750
CNG expenses	635	897
Impairment of long-lived assets	3,616	240
Total operating expenses	209,683	31,724
Operating loss	(30,537)	(6,120)
Other income (expense)
Interest expense	(7,672)	(1,892)
Change in fair value of embedded derivative liability	(171)	—
Realized and unrealized gains on derivative liability, net	11	54
Gain on conversion of accounts payable - related party	173	—
Gain on conversion of notes payable	—	625
Gain on extinguishment of convertible promissory notes	—	928
Warrant expense	—	(172)
Other miscellaneous income	79	—
Total other expense	(7,580)	(457)
Loss before income taxes	(38,117)	(6,577)
Benefit for income taxes	5,403	—
Net loss	$(32,714)	$(6,577)
Accrued and undeclared preferred stock dividends	24	17
Net loss available to common stockholders	$(32,738)	$(6,594)
Basic and diluted weighted average common shares outstanding	11,334,982	1,907,055
Basic and diluted net loss per common share	$(2.89)	$(3.46)

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018

	Common Stock		Common Stock Subscribed		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands)	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2017, as stated	429,308	$—	—	$—	$—	$1,300	$(14,075)	$(12,775)
Revision	—	—	—	—	—	—	(1,388)	—
Balance – January 1, 2018 as revised	429,308	—	—	—	—	1,300	(15,463)	(14,163)
Issuance of common stock for cash	1,000,000	—	—	—	—	2,500	—	2,500
Issuance of common stock for exchange of bridge notes and interest-related party	405,676	—	—	—	—	1,425	—	1,425
Issuance of common stock for exchange of bridge notes and interest	142,684	—	—	—	—	453	—	453
Stock-based compensation expense	—	—	—	—	—	492	—	492
Fair value of warrants issued to guarantee debt	—	—	—	—	—	9	—	9
Related party accounts payable converted to common stock	50,000	—	—	—	—	150	—	150
Accounts payable converted to common stock	43,400	—	—	—	—	36	—	36
Common stock issued for the purchase of Thunder Ridge Transport, Inc.	—	—	500,000	415	—	—	—	415
Fair value of warrants issued Secured convertible promissory notes	—	—	—	—	—	747	—	747
Fair value of warrants issued for services	—	—	—	—	—	75	—	75
Issuance of common stock for exchange of Convertible promissory notes - related party	187,462	—	—	—	—	156	—	156
Fair value of warrants issued with conversion of Convertible promissory notes	—	—	—	—	—	87	—	87
Fair value of debt discount for conversion feature on convertible promissory notes – related party	—	—	—	—	—	2,546	—	2,546
Series A redeemable preferred stock dividend	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	—	(6,577)	(6,577)
Balance - December 31, 2018	2,258,530	—	500,000	415	—	9,976	(22,057)	(11,666)
Accounts payable converted to common stock	10,000	—	—	—	—	10	—	10
Common stock issued for services - related party	10,000	—	—	—	—	25	—	25
Issuance of common stock for cash	4,560,000	—	—	—	—	11,400	—	11,400
Stock-based compensation expense	—	—	—	—	—	1,555	—	1,555
Common stock issued in acquisitions	7,230,982	1	(500,000)	(415)	—	7,768	—	7,354
Fair value of warrants, net of issuance costs, and common stock issued in connection with Antara financing arrangement	98,000	—	—	—	—	7,785	—	7,785
Accounts payable-related party converted to common stock	117,092	—	—	—	—	120	—	120
Issuance of common stock for payment of Senior Bridge notes interest	14,074	—	—	—	—	14	—	14
Common stock issued for note payable and accrued interest	35,156	—	8,664	12	—	48	—	60
Obligation to issue common stock and warrants	—	—	—	—	3,474	—	—	3,474
Accretion of Series A redeemable preferred stock	—	—	—	—	—	(66)	—	(66)
Series A redeemable preferred stock dividend	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(32,714)	(32,714)
Balance - December 31, 2019	14,333,834	$1	8,664	$12	$3,474	$38,611	$(54,771)	$(12,673)

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(32,714)	$(6,577)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,838	959
Non-cash lease expense	3,233	—
Loss on sale of assets	190	—
Amortization of debt discount and debt issuance costs	1,616	502
Deferred income taxes	(5,473)	—
Stock option and warrant-based compensation	1,555	492
Impairment	3,616	240
Non-cash interest expense	4,552	—
Change in fair value of embedded derivative liability	171	—
Bad debt expense (recovery)	140	(37)
Realized gain on derivative liability	(11)	—
Gain on conversion of accounts payable to common stock	(186)	(94)
Gain on extinguishment of convertible promissory notes	—	(928)
Gain on conversion of convertible promissory notes to common stock	—	(625)
Common stock issued for services - related party	25	—
Common stock issued for interest	35	—
Redeemable Series A Preferred stock issued for services	—	234
Warrant expenses	—	172
Other	—	25
Changes in assets and liabilities
Accounts receivable	(723)	(4,162)
Accounts receivable - related party	41	—
Alternative fuels tax credit receivable	(2,144)	380
Due from related party	(135)	—
Other assets	(1,388)	(314)
Accounts payable	1,521	70
Accounts payable - related party	(45)	77
Accrued expenses	5,923	2,321
Accrued interest - related party	559	482
Operating lease liabilities	(3,374)	—
Net cash used in operating activities	(15,178)	(6,783)
Cash flows from investing activities
Acquisitions, net of cash acquired	(19,482)	(186)
Purchases of equipment	(3,070)	(18)
Proceeds from sale of assets	196	34
Net cash used in investing activities	(22,356)	(170)
Cash flows from financing activities
Line-of-credit, net	—	(105)
Proceeds from sale of common stock and warrants	11,400	2,500
Proceeds from issuance of debt	30,130	4,005
Payments of principal on debt	(10,815)	(248)
Proceeds from sale-leaseback	913	—
Proceeds from issuance of debt - related party	400	—
Payments of principal on debt - related party	(512)	(1,163)
Payments on fuel advance	(88)	(19)
Advances from factoring arrangements	163,496	4,100
Payments on factoring arrangements	(153,836)	—
Debt issuance costs	(678)	(525)
Payments on finance lease liability	(908)	—
Payments on related party advances	(324)	—
Payments to related parties	—	(46)
Net cash provided by financing activities	39,178	8,499
Net increase in cash	1,644	1,546
Cash - beginning of year	1,630	84
Cash - end of year	$3,274	$1,630

Supplemental disclosures of cash flow information:
Income tax paid	$8	$—
Interest paid	$4,610	$716

Supplemental schedule of non-cash investing and financing activities:
Fair value of common stock and redeemable common stock issued for acquisitions	$8,553	$415
Debt issued to sellers for acquisitions	$6,430	$2,800
Fixed assets acquired with debt issuance	$234	$—
Issuance of common stock for exchange of bridge notes and interest – related party	$—	$1,425
Issuance of common stock for exchange of bridge notes and interest	$—	$453
Common stock for settlement of accounts payable - related party	$119	$150
Common stock for settlement of accounts payable	$10	$36
Common stock for settlement of note payable	$48	$—
Conversion of related party notes payable to common stock	$—	$156
Fair value of warrants and common stock issued in connection with Antara financing arrangement	$8,061	$—
Assignment of related party receivable to repay related party debt	$402	$—
Common stock and warrants issuable for purchase of equipment	$3,474	$—
Debt discount related to secured convertible promissory notes	$—	$3,294

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

EVO Transportation & Energy Services, Inc. is a transportation provider serving the United States Postal Service (“USPS”) and other customers. We are a surface transportation company serving the USPS with approximately 1,000 vehicles in operation as of December 31, 2019. Of these, approximately 200 vehicles operate on compressed natural gas (“CNG”) which makes us the largest user of alternative fuels amongst transportation companies serving the USPS. In certain markets, we fuel our vehicles at one of our five dedicated CNG stations which serve other customers as well. We operate from our headquarters in Phoenix, Arizona and from 15 facilities in 17 states.

We have grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers.

The Company completed the following acquisitions subsequent to November 2016:

•

On February 1, 2017, the Company acquired Environmental Alternative Fuels, LLC (“EAF”) and its wholly owned subsidiary, EVO CNG, LLC.  EVO CNG, LLC is engaged in the business of operating compressed natural gas fueling stations.

•

On June 1, 2018, the Company acquired Thunder Ridge Transport, Inc. (“Thunder Ridge”).  Thunder Ridge is based in Springfield, Missouri and is engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

•

On November 16, 2018, the Company acquired W.E. Graham, Inc., a trucking company based in Memphis, Tennessee that provides freight and shipping services on behalf of the USPS across Tennessee, Georgia, Alabama and Mississippi.

•

On January 2, 2019, the Company acquired Sheehy Mail Contractors, Inc. (“Sheehy”). Sheehy is based in Waterloo, Wisconsin and is engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

•

On February 1, 2019, the Company acquired Ursa Major Corporation (“Ursa”) and JB Lease Corporation (“JB Lease”). Ursa and JB Lease are based in Oak Creek, Wisconsin and are engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

•

On July 15, 2019, the Company acquired Courtlandt and Brown Enterprises L.L.C. (“Courtlandt”) and Finkle Transport Inc. (“Finkle”). Finkle and Courtlandt are based in Newark, New Jersey and are engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

•

On September 16, 2019, the Company, through its wholly-owned subsidiary EVO Holding Company, LLC, acquired John W. Ritter, Inc. (“JWR”), Ritter Transportation Systems, Inc. (“Ritter Transportation”), Ritter Transport, Inc. (“Ritter Transport”), and Johmar Leasing Company, LLC (“Johmar,” and together with JWR, Ritter Transportation, and Ritter Transport, the “Ritter Companies”).  The Ritter Companies are based in Laurel, Maryland. The Ritter Companies are engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities.

Going Concern

As of December 31, 2019, the Company had a cash balance of $3.3 million, a working capital deficit of $66.2 million, stockholders’ deficit of $12.7 million, and material debt and lease obligations of $72.8 million, which included term loan borrowings under a financing agreement with Antara Capital. During the year ended December 31, 2019, the Company reported cash used in operating activities of $15.2 million and a net loss of $32.7 million.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following significant transactions and events affecting the Company’s liquidity occurred following the year ended December 31, 2019:

•

During the first quarter of 2020, the Company entered into Forbearance Agreements and Incremental Amendments to the Financing Agreement with Antara Capital and obtained an additional $6.3 million in term loan commitments and the lenders agreed to forbear from exercising certain rights, remedies, powers, privileges, and defenses under the Financing Agreement during the forbearance period. These incremental borrowings were subject to the same terms as the Company’s existing term loan commitments with Antara Capital. During the fourth quarter of 2020, in connection with the Company’s borrowing under the Main Street Priority Loan Program (as subsequently discussed), the Company paid down the aggregate principal amount due to Antara, including capitalized interest, from $25.4 million at December 31, 2019 (and $31.7 million after the first quarter 2020 borrowings) to $16.7 million, the forbearance period related to the remaining Antara debt was terminated and all existing defaults and events of defaults were waived, and the maturity date of the remaining outstanding term loan balance under the Antara Financing Agreement was extended from September 16, 2022 to the earlier of the date that is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan or the date that is ninety-one days after the date the Main Street Loan is paid in full.

•

During the first quarter of 2020, the Company sold a total of 1,260,000 shares of its common stock and 1,000,000 shares of its Series B preferred stock to related parties for aggregate gross proceeds of $6.2 million pursuant to the terms of subscription agreements.

•

During the second quarter of 2020, the Company obtained a loan in the amount of $10.0 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The principal amount of the loan and accrued interest are eligible for forgiveness, and the Company has submitted a request for such forgiveness.

•

During the fourth quarter of 2020, the Company borrowed $17.0 million under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act (the “Main Street Loan”) and used all of the net proceeds to refinance a portion of the amount outstanding under the Antara Financing Agreement and to pay related prepayment premiums. The entire outstanding principal balance of the Main Street Loan, together with all accrued and unpaid interest, is due and payable in full on December 14, 2025.

•

During the first quarter of 2021, the Company entered into agreements with the USPS to settle claims submitted by the Company seeking additional compensation for work performed under Dynamic Route Optimization (“DRO”) contracts since 2018. The Company received a total of $28.4 million related to this historical work performed and also renegotiated the contractual rates per mile for some of its DRO contracts on a prospective basis.

•

During the first quarter of 2021, the Company entered into an agreement with its factoring lender (“Triumph”) related to the application of $17.5 million of proceeds received from the USPS arising out of prior underpayments on certain DRO contracts. Pursuant to the agreement, the parties agreed that Triumph would remit $11.0 million of net proceeds to the Company and that Triumph would retain approximately $6.9 million of net proceeds and apply that amount to reduce the outstanding principal amount of the Company’s factoring advances. The parties further agreed that the Company will repay the remaining balance of approximately $6.9 million due under the factoring arrangement in 48 equal monthly installments beginning January 1, 2022, and that Triumph will apply funds held in reserve against the approximately $0.8 million remaining balance for advances that Triumph made to the Company in September 2020. The parties also agreed to work together to wind down their factoring relationship, including waiver of any applicable termination fees.

•

During the first and second quarters of 2021, the Company entered into agreements with certain noteholders to purchase promissory notes previously issued by the Company in the principal amount of $0.6 million by paying $0.1 million in cash and issuing warrants to purchase an aggregate of up to 231,453 shares of the Company’s common stock at a price of $0.01 per share.

While these transactions and events resulted in an overall increase in the Company’s cash balance as of March 31, 2021, an overall reduction in the Company’s working capital deficit as of March 31, 2021, and an overall extension of the maturity dates for the Company’s debt obligations, the Company continues to have a working capital deficit and stockholders’ deficit as of March 31, 2021 and continues to incur net losses for 2021. As a result of these circumstances, the Company believes its existing cash, together with any positive cash flows from operations, may not be sufficient to support working capital and capital expenditure requirements for the next 12 months, and the Company may be required to seek additional financing from outside sources.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

In evaluating the Company’s ability to continue as a going concern and its potential need to seek additional financing from outside sources, management also considered the following conditions:

•	The counterparty to the Company’s accounts receivable factoring arrangement is not obligated to purchase the Company’s accounts receivable or make advances to the Company under such arrangement;
•	The Company is currently in default on certain of its debt obligations; and
•

There can be no assurance that the Company will be able to obtain additional financing in the future via the incurrence of additional indebtedness or via the sale of the Company’s common stock or preferred stock.

As a result of the circumstances described above, the Company may not have sufficient liquidity to make the required payments on its debt, factoring or leasing obligations; to satisfy future operating expenses; to make capital expenditures; or to provide for other cash needs.

Management’s plans to mitigate the Company’s current conditions include:

•	Negotiating with related parties and 3rd parties to refinance existing debt and lease obligations;
•	Potential future public or private debt or equity offerings;
•	Acquiring new profitable contracts and negotiating revised pricing for existing contracts;
•	Profitably expanding trucking revenue;
•	Cost reduction efforts, including eliminating redundant costs across the companies acquired during 2019 and 2018;
•	Improvements to operations to gain driver efficiencies;
•	Purchases of trucks and trailers to reduce purchased transportation; and
•	Replacement of older trucks with newer trucks to lower the overall cost of ownership and improve cash flow through reduced maintenance and fuel costs.

Notwithstanding management’s plans, there can be no assurance that the Company will be successful in its efforts to address its current liquidity and capital resource constraints. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements within the Company’s Form 10-K. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result if the Company is unable to continue as a going concern.

Refer to Notes 1, 6, 7, and 11 to the consolidated financial statements for further information regarding the Company’s debt, factoring, and lease obligations, including the future maturities of such obligations. Refer to Note 15 to the consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to December 31, 2019.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to goodwill and long-lived asset valuations, purchase price allocations related to the Company’s business combinations, valuation allowance on deferred income tax assets, and the valuation of our common stock, warrants and stock-based awards.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts where accounts may exceed federally insured limits at times. There were no cash equivalents as of December 31, 2019 or 2018.

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

As of December 31, 2019 and 2018, one trucking customer accounted for 65% and 99% of the consolidated trade accounts receivable balance, respectively. During the years ended December 31, 2019 and 2018, this customer generated revenue representing 88% and 97%, respectively, of total trucking revenue and 88% and 95%, respectively, of the Company’s consolidated revenue. This customer is a United States Federal government entity; therefore, the Company does not believe there is significant credit risk related to the accounts receivable balance due from this customer. If the Company were to lose the relationship with this customer or is unable to renew existing contracts with this customer, it would have a material adverse effect on the Company’s financial condition and results of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives. Maintenance and repair expenditures are charged to expense as incurred. Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.

Years
Tractors	7
Trailers	14
Equipment	5
Buildings	35
Leasehold improvements	5

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. All of the Company’s goodwill is recorded in the Trucking reporting unit.

Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare the fair value of the reporting unit to the carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The Company performed its annual goodwill impairment test for 2019 by completing a quantitative impairment analysis of the Trucking reporting unit goodwill, and management concluded the goodwill was not impaired. There was also no impairment of goodwill recorded for the year ended December 31, 2018.

Intangibles

The Company's intangible assets primarily consist of customer relationships and trade names. The Company carries these intangibles at cost, less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. No such events were identified during the years ended December 31, 2019 or 2018. There were no indefinite-lived intangible assets at December 31, 2019 or 2018.

Assets Held for Sale

The Company classifies assets as being held for sale when the following criteria are met: Management, having the authority to approve the action, commits to a plan to sell the asset; The asset is available for immediate sale in its present condition; An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets.

The Company recorded long-lived asset impairment charges of $3.6 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively.

Debt Issuance Costs

Certain fees and costs incurred to obtain long-term financing are capitalized and included as a reduction in the carrying value of the related debt in the consolidated balance sheets, net of accumulated amortization. These costs are amortized to interest expense using the effective interest method over the term of the related debt.

Hedging Activities

The Company periodically enters into commodity derivative contracts to manage its exposure to gas price volatility.

GAAP requires recognition of all derivative instruments on the consolidated balance sheets as either assets or liabilities measured at fair value. Subsequent changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument.

Management of the Company has determined that the administrative effort required to account for derivative instruments as cash flow hedges is greater than the financial statement presentation benefit. As a result, the Company marks its derivative instruments to fair value and records the changes in fair value as a component of other income and expense. Cash settlements of such instruments are likewise shown as a component of other income and expense and as a component of cash flows from operating activities on the statements of cash flows. The Company’s derivative liability as of December 31, 2019 and 2018 is recorded within accrued expenses on the consolidated balance sheets. The Company settled all of its commodity hedges during the year ended December 31, 2019 and the impact on the Company’s results of operations was immaterial during the years ended December 31, 2019 and 2018.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Fair Valuation of Common Stock, Warrants, and Stock Options

The Company’s executive officers, directors and principal stockholders beneficially own a substantial majority of the Company’s outstanding common stock. The Company’s common stock does not have an observable quoted market price on the OTC Pink Marketplace because the stock is thinly traded. As a result, the Company must utilize an alternative method to estimate the fair value of its common stock, including when the Company issues other equity instruments for which the common stock is the underlying security. One commonly accepted approach to valuing the equity of a company in similar circumstances, including a distressed or highly-leveraged company, is viewing the equity as a call option on the debt. The equity of a company is a residual claim to all cash flows remaining after other financial claim-holders (e.g., debt) have been satisfied. If a company is liquidated, the same principle applies in which equity investors receive cash flows remaining in a company after all outstanding debts and other financial claims are settled. Therefore, equity can be viewed as a call option on a company and valued using the Black-Scholes option pricing model. Accordingly, the Company applies the Black-Scholes option pricing model to the assets and debt of the Company as of each valuation date to estimate the fair value of the Company’s common stock. The key assumptions utilized in the Black-Scholes option pricing model for the fair valuation of the Company’s common stock are: i) an exercise price equal to the Company’s total liabilities; ii) a stock price equal to the Company’s total assets; iii) an estimated expected term or holding period; iv) an estimated stock price volatility based upon comparable companies; and v) an estimated risk-free interest rate. The estimated fair value of the Company’s common stock is a key assumption in the fair valuation of the warrants and stock options the Company issues.

Stock-based Compensation

The Company accounts for stock-based compensation awards based on the fair value of the award as of the grant date, which is calculated using the Black-Scholes option pricing model. The Company recognizes stock-based compensation expense on a straight-line basis over the awards’ vesting period, and accounts for forfeitures as they occur.

Most of the Company’s currently outstanding awards provide for the acceleration of vesting of all shares underlying the award upon the occurrence of the Company completing an aggregate of at least $30 million of any combination of debt and/or equity financing transactions after the date of grant. Since such financing transactions are outside the Company’s control, the Company does not deem the performance condition to be probable of achievement until the cumulative financing transactions have been completed. Once the cumulative financing transactions have been completed and the vesting of the awards is accelerated, the Company accelerates its recognition of stock-based compensation expense and records any previously unrecognized compensation cost associated with the affected awards on such date.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

	For the Years Ended December 31,
	2019	2018
Stock options	6,269,250	4,700,000
Warrants	9,881,255	4,296,255
Common stock to be issued upon conversion of Secured convertible promissory notes	1,602,000	1,615,350
Common stock to be issued upon conversion of Redeemable Series A Preferred stock	113,764	100,000
Common stock to be issued upon conversion of Subordinated convertible senior notes payable to stockholders	—	33,445
Contingent common stock to be issued upon conversion of related-party accounts payable	—	89,092
Common stock to be issued upon conversion of Convertible promissory notes - related parties	7,306,250	7,000,000
Common stock and warrant to be issued for purchase of fixed assets	2,348,000	—
Total	27,520,519	17,834,142

Revenue Recognition

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) (“Topic 606” or “new guidance”) retrospectively. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements as the Company recorded no cumulative effect adjustments from the adoption of Topic 606. Further, the new guidance has no impact on the timing or classification of the Company’s cash flows as reported in the consolidated statements of cash flows.

Trucking

USPS – USPS trucking operations generates revenue from transportation services under multi-year contracts with the USPS, generally on a rate per mile basis that adjusts monthly for fuel pricing indexes.

•

Contract Identification – Although the Company has master agreements with the USPS, these master agreements only establish general terms. Each delivery represents a distinct service that is a separately identified performance obligation for each contract. A single delivery may comprise multiple stops prior to completion. Therefore, a legally enforceable contract is executed by both parties at the first point of pickup for each delivery.

•

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

•

Transaction Price – The transaction price is based on the awarded agreement for the multi-year contract. The prices are based on miles travelled that adjusts monthly for fuel pricing indexes. Depending on the contract, the total transaction price may consist of mileage revenue, fuel adjustments, accessorial fees and fees for additional deliveries outside of the scope of the annual contract.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

There is no significant financing component in the transaction price, as the USPS generally pays within the contractual payment terms of 30 to 60 days.
•	Allocating Transaction Price to Performance Obligations – The transaction price is allocated in its entirety to transportation services, as this is the only performance obligation.
•	Revenue Recognition – Revenues are recognized over time as satisfaction of the promised contractual delivery agreements are completed, in an amount that reflects the rate per mile set in the contract.

Freight

•

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

•

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

•

Transaction Price – Depending on the contract, the total transaction price may consist of mileage revenue, fuel adjustments, and accessorial fees. There is no significant financing component in the transaction price, as the customers generally pay within the contractual payment terms of 30 to 60 days.

•	Allocating Transaction Price to Performance Obligations – The transaction price is allocated in its entirety to transportation services, as this is the only performance obligation.
•

Revenue Recognition – Revenues are recognized over time as satisfaction of the promised contractual delivery agreements are completed. Generally, the Company does not have revenue in transit at period end.

CNG Fueling Stations

The Company’s CNG is sold predominately pursuant to contractual commitments. These contracts typically include a stand-ready obligation to supply natural gas daily.

•

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

•	Performance Obligations – The Company’s performance obligation arises from the sale of fuel to the customer. Thus, the Company’s only performance obligation of CNG operations is CNG sales.
•

Transaction Price – The transaction price is based on the stand-alone selling price for fuel. The primary method used to estimate the stand-alone selling price for fuel is observable stand-alone sales.

•	Allocating Transaction Price to Performance Obligations – The transaction price is allocated in its entirety to CNG sales, as this is the only performance obligation.
•

Revenue Recognition – The Company recognizes revenue over time for the fuel sales as the customer receives and consumes the benefits. This does not represent a change from the Company’s historical accounting policy in effect prior to the adoption of Topic 606.

Management has determined that that the Company acts as the principal (rather than the agent) with respect to its Trucking and CNG operations. Accordingly, the Company recognizes revenue on a gross basis.

Loss Contingencies

From time to time, we are involved in litigation, claims, contingencies and other legal matters. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of the loss can be reasonably estimated. We expense legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Income Taxes

Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of December 31, 2019 and 2018, respectively. Interest and penalties associated with tax positions are recorded within income tax expense. Tax years that remain subject to examination include 2016 through the current year for federal and generally 2015 through the current year for state purposes.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 – Leases (ASC Topic 842), which established the new Accounting Standards Codification (“ASC”) Topic 842, Leases, standard. The new standard requires lessees to recognize assets and liabilities arising from both operating and financing leases on the balance sheet. For public business entities, the new standard was effective for fiscal years beginning after December 15, 2018. Companies may apply the amendments in ASU 2016-02 using a modified retrospective approach with an adjustment to accumulated deficit as of either the beginning of the current year (“ASC Topic 840 Comparative Approach”) or the beginning of the earliest period presented (“ASC Topic 842 Comparative Approach”).

Adoption Method and Approach – The Company adopted ASU 2016-02 Leases (ASC Topic 842), on January 1, 2019 by applying the ASC Topic 840 Comparative Approach, resulting in the recognition of right-of-use assets and lease liabilities related to its operating and financing leases. Comparative information related to periods prior to January 1, 2019 continues to be reported under the legacy guidance in ASC Topic 840.

Practical Expedients – As permitted under ASU 2016-02 (and related ASUs), management elected to apply the package of practical expedients:

•	Lease Identification – An entity need not reassess whether any expired or existing contracts are or contain leases

•

Lease Classification – An entity need not reassess the lease classification for any expired or existing leases (for example, all existing leases that were classified as operating leases in accordance with ASC Topic 840 are now classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC Topic 840 are now classified as finance leases).

•	Initial Direct Costs – An entity need not reassess initial direct costs for any existing leases.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

From a lessee perspective, the Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the Right-of-Use (“ROU”) assets and lease liabilities.

Adoption Date Impact – The required disclosures regarding the adoption date impact of ASC Topic 842 on the consolidated balance sheet are presented below (in thousands).

	December 31,	Opening Balance	January 1,
	2018	Adjustments	2019
Assets
Operating lease right-of-use assets	$-	$4,381	$4,381
Favorable lease, net	$142	$(142)	$-

Liabilities
Operating lease liabilities	$-	$4,239	$4,239

The Company’s adoption of ASU No. 2016-02 did not have a material impact to the Company’s consolidated statements of operations or its consolidated statements of cash flows, and the Company determined there was no cumulative-effect adjustment to beginning accumulated deficit on the consolidated balance sheet.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the guidance for the year ended December 31, 2019 on a prospective basis. Such adoption did not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50,  Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.

Accounting Pronouncements to be Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance in the 2020 annual period did not have a material impact on the Company’s disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This ASU requires up-front implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This new accounting standard will be effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The guidance may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this guidance in the 2020 annual period did not have a material impact on the Company’s consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new guidance changes the accounting for estimated credit losses pertaining to certain types of financial instruments including, but not limited to, trade and lease receivables. This pronouncement will be effective for fiscal years beginning after December 15, 2022. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

Revision of Previously Issued Financial Statements

During the preparation of the consolidated financial statements for the period ended September 30, 2019, the Company identified an error related to an unrecorded liability within the previously issued financial statements for the year ended December 31, 2017. The previously disclosed amount for net loss for the year ended December 31, 2017 was understated by $1.4 million. Additionally, the previously disclosed amounts for current liabilities and accumulated deficit were understated by $1.4 million as of December 31, 2017 and at each of the subsequent annual and quarterly balance sheet dates through June 30, 2019. The error had no impact on earnings or earnings per share for the interim or annual periods of 2018 and subsequent years.

The Company assessed the materiality of the error, both quantitatively and qualitatively, and concluded that the error was not material to any of its previously reported financial statements for annual or interim periods based upon qualitative aspects of the error. However, as the error was large quantitatively, the Company determined that the correction of this error would have a material effect on the financial results for the three and nine months ended September 30, 2019. Accordingly, previously issued financial statements have been revised to correct the error. The revision applies to the previously reported amount for accumulated deficit in the consolidated statement of stockholders’ deficit as of January 1, 2018 and the previously reported amounts for current liabilities and accumulated deficit in the consolidated balance sheets as of March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019, and June 30, 2019.

The effect of this revision on the Company’s consolidated balance sheet information is as follows:

	As of January 1, 2018
(in thousands)	Previously Reported	Adjustment	As Revised
Accumulated deficit	$(14,075)	$(1,388)	$(15,463)

	As of March 31, 2018
(in thousands)	Previously Reported	Adjustment	As Revised
Current liabilities	$5,969	$1,388	$7,357
Accumulated deficit	(13,973)	(1,388)	(15,361)

	As of June 30, 2018
(in thousands)	Previously Reported	Adjustment	As Revised
Current liabilities	$11,434	$1,388	$12,822
Accumulated deficit	(16,626)	(1,388)	(18,014)

	As of September 30, 2018
(in thousands)	Previously Reported	Adjustment	As Revised
Current liabilities	$12,534	$1,388	$13,922
Accumulated deficit	(19,845)	(1,388)	(21,233)

	As of December 31, 2018
(in thousands)	Previously Reported	Adjustment	As Revised
Current liabilities	$21,599	$1,388	$22,987
Accumulated deficit	(20,669)	(1,388)	(22,057)

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

	As of March 31, 2019
(in thousands)	Previously Reported	Adjustment	As Revised
Current liabilities	$50,370	$1,388	$51,758
Accumulated deficit	(28,110)	(1,388)	(29,498)

	As of June 30, 2019
(in thousands)	Previously Reported	Adjustment	As Revised
Current liabilities	$51,427	$1,388	$52,815
Accumulated deficit	(35,123)	(1,388)	(36,511)

Reclassifications

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation. The reclassifications had no effect on previously reported results of operations or accumulated deficit.

Note 2 – Acquisitions and Divestiture

Acquisitions

The acquisitions described below were each accounted for as business combinations which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date in the Company’s consolidated balance sheets. The primary intangible assets recognized are customer relationships and trade names, which were valued using the excess earnings method and relief from royalty method, respectively. The more significant assumptions inherent in the valuations include estimated revenue growth rates, operating margins, customer attrition rates, royalty rates, and the appropriate risk-adjusted discount rates used to discount the projected cash flows. We valued property and equipment using a combination of the income approach, the market approach, and the cost approach, which is based on the current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. Transaction costs for all of the acquisitions are immaterial and were expensed as incurred in general and administrative expenses in the consolidated statements of operations. Any excess of the fair value of consideration transferred over the fair value of the net assets acquired is recognized as goodwill.

Sheehy

On January 4, 2019, but effective January 2, 2019, the Company acquired Sheehy. The Company acquired all of the outstanding equity interests from the Sheehy stockholders in exchange for 2,240,000 shares of the Company’s common stock.

Under the Sheehy acquisition agreement, at any time from April 1, 2020, until October 31, 2020, the Sheehy stockholders may request the Company to net settle in cash any number of the 2,240,000 common shares from the acquisition with a fair market value of up to $1.2 million as of the date of the redemption request.

On April 7, 2020, the Sheehy stockholders notified the Company of their intent to exercise the redemption right, requesting $1.2 million in exchange for an unspecified number of shares of common stock to be determined by the establishment of a fair market value as set forth in the agreement. The Company has asserted it does not have the obligation to do so under the terms of the agreements relating to the redemption right.

On January 2, 2019, Sheehy Enterprises, Inc. (“SEI”), a related party, and Sheehy entered into an equipment lease agreement (the “Equipment Lease”), whereby SEI agreed to lease to Sheehy certain truck and trailer equipment owned by SEI. The Company agreed to pay SEI an amount equal to $92,000 per month for approximately 44 months, in addition to a promissory note (the “Sheehy Note”) in the principal amount of $0.4 million to SEI. The Sheehy Note bears interest at the rate of 5.65% per annum and had an initial maturity date of March 3, 2019. The Sheehy Note provides for up to four automatic extensions of the maturity date of 30 days each, provided that the Sheehy Note is not in default as of the date of each extension. If the principal and accrued interest on the Sheehy Note are not repaid by the end of the final maturity date extension term, then the principal and accrued interest amount of the Sheehy Note increases to $0.45 million and the balance of the Sheehy Note automatically converts into shares of the Company’s common stock at a rate of $2.50 per share. As of the final maturity extension date, the principal amount of $0.4 million was outstanding. In accordance with the terms of the Sheehy Note, the principal amount increased to $0.45 million. There also were intercompany receivables and payables due by and between EVO and certain entities owned by SEI shareholders (see Note 5 – Related Party Transactions – Due from Related Party).

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

On November 18, 2019, the Company entered into an Intercompany Debt Repayment and Settlement Agreement (the “Intercompany Agreement”) by and between the Company, the stockholder, SEI and North American Dispatch Systems (“NADS”). Pursuant to this agreement, EVO assigned $0.4 million of its outstanding receivable balance due from NADS as partial payment of the Sheehy Note. The remaining principal amount due of $48,000, plus accrued interest on the Sheehy Note of $40,000 was paid in the form of 35,156 shares of EVO common stock. No gain on settlement of related party debt was recorded. No further amounts are owed on the Sheehy Note.

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition.

($ in thousands)
Assets acquired
Accounts receivable - trade	$376
Alternative fuels tax credit receivable	30
Due from related party	252
Prepaid expenses and other current assets	302
Property and equipment	3,091
Goodwill	4,051
Trade names	320
Customer relationships	650
Non-competition agreements	90
Right-of-use assets	5,878
Other long-term assets	3
Total assets acquired	15,043
Liabilities assumed
Accounts payable	(2,908)
Accrued expenses	(1,183)
Debt	(2,639)
Operating lease liabilities	(4,476)
Finance lease liabilities	(1,552)
Total liabilities assumed	(12,758)
Net assets acquired	$2,285
Consideration paid
Fair value of 2,240,000 shares of common stock	$2,285
Total	$2,285

Goodwill of $4.1 million arising from the acquisition includes the expected synergies between Sheehy and the Company, the value of the employee workforce, and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is deductible for income tax purposes, was assigned to the Company’s Trucking reporting unit.

Ursa and JB Lease

On February 1, 2019, the Company purchased all of the outstanding interests in Ursa for 800,000 shares of the Company’s common stock. In connection with the Ursa acquisition the Company acquired JB Lease, an affiliate of Ursa. As consideration for JB Lease, $2.5 million in cash was paid to the Ursa stockholders, approximately $11.2 million in existing JB Lease indebtedness was assumed, and a promissory note in the principal amount of approximately $6.4 million was issued to the Ursa stockholders (the “JB Lease Note”) with a maturity date of August 2020. The JB Lease Note was interest-free until June 1, 2019, and is secured by 100% of the equity in Ursa and JB Lease. Beginning June 1, 2019, the JB Lease Note provides for monthly principal and interest payments of $50,000 and bears interest at a rate of 9% per annum, which interest is payable monthly in advance beginning June 1, 2019. On August 30, 2019, the maturity date of the JB Lease Note was extended to November 2022.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition.

($ in thousands)
Assets acquired
Cash	$3,743
Account receivable - trade	579
Prepaids and other current assets	1,646
Property and equipment	15,509
Goodwill	6,881
Trade names	1,300
Customer relationships	200
Non-competition agreements	80
Right-of-use assets	2,180
Other long-term assets	32
Total assets acquired	32,150
Liabilities assumed
Accounts payable	(5,641)
Accrued expenses	(1,493)
Debt	(11,199)
Operating lease liabilities	(2,180)
Deferred tax liabilities	(1,891)
Total liabilities assumed	(22,404)
Net assets acquired	$9,746
Consideration paid
Fair value of 800,000 shares of common stock	$816
Cash	2,500
Promissory note	6,430
Total	$9,746

Goodwill of $6.9 million arising from the acquisition includes the expected synergies between Ursa, JB Lease and the Company, the value of the employee workforce, and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is not deductible for income tax purposes, was assigned to the Company’s Trucking reporting unit.

Finkle and Courtlandt

On July 19, 2019, but effective July 15, 2019, the Company acquired all of the outstanding equity interests in Finkle and Courtlandt in exchange for the following purchase consideration: (i) 1,250,000 shares of the Company’s common stock; (ii) $1.25 million in cash paid at closing; and (iii) an earnout of up to approximately 1,000,000 additional shares of the Company’s common stock, subject to the attainment of a specified performance target in the 12 months after the acquisition date. The Company recorded an estimated contingent liability related to the earnout of $0 as of the acquisition date and December 31, 2019, respectively. The acquisition date fair value of the liability is included in purchase consideration and subsequent changes in the liability are included in general and administrative expense in the consolidated statement of operations. The estimated fair value of the contingent liability was measured using Level 3 inputs, see Note 10, Fair Value Measurements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition.

($ in thousands)
Assets acquired
Cash	$2
Prepaid expenses and other current assets	113
Property and equipment	6,778
Goodwill	2,384
Trade names	60
Customer relationships	700
Non-competition agreements	5
Right-of-use assets	2,172
Total assets acquired	12,214
Liabilities assumed
Accrued expenses	(199)
Debt	(5,049)
Operating lease liabilities	(2,105)
Finance lease liabilities	(113)
Deferred tax liability	(1,511)
Total liabilities assumed	(8,977)
Net assets acquired	$3,237
Consideration paid
Fair value of 1,250,000 shares of common stock	$1,987
Cash	1,250
Fair value of contingent consideration	—
Total	$3,237

Goodwill of $2.4 million arising from the acquisition includes the expected synergies between Finkle, Courtlandt and the Company, the value of the employee workforce, and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is not deductible for income tax purposes, was assigned to the Company’s Trucking reporting unit.

Ritter Companies

On September 16, 2019, the Company acquired all of the outstanding equity interests in the Ritter Companies in exchange for the issuance of 2,440,982 shares of the Company’s common stock and approximately $20.6 million paid in cash at closing. The Company financed the acquisition via the September 2019 Financing Agreement, see Note 7, Debt.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition.

($ in thousands)
Assets acquired
Cash	$1,134
Accounts receivable - trade	3,774
Prepaid expenses and other current assets	830
Property and equipment	13,650
Goodwill	8,704
Trade names	190
Customer relationships	310
Non-competition agreements	110
Right-of-use assets	1,515
Other long-term assets	426
Total assets acquired	30,643
Liabilities assumed
Accounts payable and accrued expenses	(2,105)
Debt	(499)
Operating lease liabilities	(1,515)
Deferred tax liabilities	(2,447)
Total liabilities assumed	(6,566)
Net assets acquired	$24,077
Consideration paid
Cash	$20,611
Fair value of 2,440,982 shares of common stock	3,466
Total	$24,077

Goodwill of $8.7 million arising from the acquisition includes the expected synergies between the Ritter Companies and the Company, the value of the employee workforce, and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is not deductible for income tax purposes, was assigned to the Company’s Trucking reporting unit.

Thunder Ridge

On June 1, 2018, pursuant to the Thunder Ridge Purchase Agreement, the Company acquired all of the issued and outstanding shares of Thunder Ridge for total consideration of $2.9 million as outlined below.

As partial consideration for the Thunder Ridge shares, the Company issued a promissory note dated June 1, 2018, in the principal amount of $2.5 million (the “TR Note”). The TR Note bears interest at 6% per year with a default interest rate of 9% per year and had an original maturity date of the earlier of (a) the date the Company raises $40 million in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Billy (Trey) Peck’s (“Peck”) employment with the Company by the Company without cause or by Peck for good reason. The TR Note is secured by all of the assets of Thunder Ridge pursuant to a security agreement dated June 1, 2018, between the Company, Thunder Ridge, and Peck and is also secured by the Thunder Ridge Shares (“TR Shares”). The Company and Peck have entered into subsequent amendments to the Purchase Agreement that extended the maturity date of the TR Note until November 2022. Effective with the most recent extension in August 2019, the Company paid Peck approximately $0.15 million in principal and increased the monthly principal payments to $20,000. All accrued and unpaid interest will be due and payable on the maturity date. If the Company fails to repay the amounts outstanding under the TR Note on or before November 30, 2022, then at the option of Peck, the Company shall immediately surrender all right, title and interest in all of the outstanding shares of stock in Thunder Ridge to Peck.

As additional consideration for the TR Shares and pursuant to a subscription agreement with Peck, on June 1, 2018, the Company agreed to issue to Peck (a) 500,000 shares of common stock, par value $0.0001 per share (“Common Stock”) (issued during May 2019) valued at $0.4 million.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Further, Peck received warrants for employment to be issued upon the first anniversary: (i) a warrant to purchase 333,333 shares of common stock at an exercise price of $3.00 per share (the “$3.00 Warrant”), (ii) on the second anniversary a warrant to purchase 333,333 shares of common stock at an exercise price of $5.00 per share (the “$5.00 Warrant”), and (iii) on the third anniversary a warrant to purchase 333,333 shares of common stock at an exercise price of $7.00 per share (the “$7.00 Warrant,” and together with the $3.00 Warrant and $5.00 Warrant, the (“Warrants”). The Company estimates the fair value of the warrants to be approximately $0.15 million. The Warrants are exercisable five years from the issuance date.

The following table summarizes the fair value allocation of the consideration transferred to the assets acquired and liabilities assumed at the acquisition date.

($ in thousands)
Assets acquired
Accounts receivable - trade	$2,062
Prepaids and other current assets	160
Trade names	460
Non-competition agreement	40
Customer relationships	2,330
Goodwill	2,887
Deposits	205
Property and equipment	208
Total assets acquired	8,352
Liabilities assumed
Accounts payable	(1,027)
Accrued expenses	(1,573)
Factored receivable advance	(1,231)
Lines-of-credit	(422)
Long-term debt	(187)
Fuel discount advance	(997)
Total liabilities assumed	(5,437)
Net assets acquired	$2,915
Consideration paid
Fair value of 500,000 shares of common stock	$415
Promissory note	2,500
Total	$2,915

Goodwill of $2.9 million arising from the acquisition includes the expected synergies between Thunder Ridge and the Company, the value of the employee workforce, and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is not deductible for income tax purposes, was assigned to the Company’s Trucking reporting unit.

W.E. Graham

The Company purchased 100% of the outstanding member interests of Graham, on November 18, 2018, for a $0.2 million cash payment and a $0.3 million note payable.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Consolidated Pro Forma Information

The following unaudited pro forma information combines the historical operations of the Company and the acquired companies giving effect to the business combinations as if they had been consummated on January 1, 2018, the beginning of the comparative periods presented.

($ in thousands, except per share data)	2019	2018
Revenue	$213,905	$191,028
Net loss	$(37,771)	$(8,788)
Net loss available to common shareholders	$(37,795)	$(8,805)
Basic and diluted weighted average common shares outstanding	14,320,720	8,846,256
Basic and diluted loss per common share	$(2.64)	$(1.00)

The unaudited pro forma condensed combined financial information has been presented for comparative purposes only and includes certain adjustments such as depreciation and amortization expense related to the recognition of assets acquired at estimated fair values, interest expense relating to the September 2019 Financing Agreement, the issuance of common shares as purchase consideration, and the related income tax effects.

The unaudited pro forma condensed combined financial information does not purport to represent the actual results of operations that the Company would have achieved had the companies been combined during the periods presented in the unaudited pro forma condensed combined financial statements and is not intended to project the future results of operations that the combined companies may achieve after the identified transactions. The unaudited pro forma condensed combined financial information does not reflect any cost savings that may be realized as a result of the acquisitions and also does not reflect any restructuring or integration-related costs to achieve those potential cost savings.

Divestiture

On January 13, 2020, the Company entered into and consummated a definitive agreement to sell substantially all of the assets of its Truckserv maintenance operations, representing those assets related to third party maintenance services provided to operators of commercial vehicles, for a purchase price of $0.45 million. The purchase price is receivable as follows: (i) $10,000 per month, for fifteen months, payable by application against the interest otherwise payable under the JB Lease Note and (ii) $0.3 million applied as partial payment of the outstanding principal balance of the JB Lease Note, which payment was effective on the closing date. The related assets have been presented as held for sale on the consolidated balance sheet as of December 31, 2019. No material gain or loss was recognized during the year ended December 31, 2019 or is expected to be recognized during the year ended December 31, 2020. This divestiture is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it will not be reported as discontinued operations.

Note 3 - Balance Sheet Disclosures

Accounts receivable are summarized as follows:

	December 31,
($ in thousands)	2019	2018
Accounts receivable – trade	$11,823	$6,370
Allowance for doubtful accounts	(140)	—
	$11,683	$6,370

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Property and equipment consist of the following:

	December 31,
($ in thousands)	2019	2018
Tractors, trailers and other vehicles	$40,229	$378
Equipment	3,999	3,330
Buildings	1,343	3,849
Land	976	976
Leasehold improvements	343	—
Office equipment	41	—
Computer equipment	63	38
	46,994	8,571
Less accumulated depreciation	(5,263)	(967)
	$41,731	$7,604

Depreciation expense for the years ended December 31, 2019 and 2018, was $5.9 million and $0.5 million, respectively.

The Company recorded long-lived asset impairment charges of $3.6 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively, related to the CNG Fueling Stations asset group. Refer to Note 10, Fair Value Measurements, for additional information on fair value measurements.

Intangible assets consist of the following:

	December 31, 2019			December 31, 2018
($ in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$4,604	$(898)	$3,706	$2,744	$(312)	$2,432
Trade names	2,416	(348)	2,068	546	(117)	429
Favorable leases	—	—	—	307	(165)	142
Non-competition agreements	325	(54)	271	40	(6)	34
	$7,345	$(1,300)	$6,045	$3,637	$(600)	$3,037

Amortization expense for the years ended December 31, 2019 and 2018, was $0.9 million and $0.4 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 8.8 years as of December 31, 2019, of which the weighted-average remaining useful life for the customer relationships was 8.8 years, for the trade names was 9.5 years, and for the non-competition agreements was 4.2 years.

Future amortization expense will be approximately as follows:

Year Ending December 31,
($ in thousands)
2020	$1,008
2021	897
2022	830
2023	768
2024	545
Thereafter	1,997
$6,045

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Goodwill consists of the following:

	December 31,
($ in thousands)	2019	2018
Beginning balance	$2,887	$—
Acquisitions	22,020	2,887
Reclassified to Assets held for sale	(149)	—
Reduction of goodwill	(1,018)	—
Acquisition measurement period adjustment	97	—
	$23,837	$2,887

All of the Company’s goodwill is included in its Trucking segment.

Accrued expenses consist of the following:

	December 31,
($ in thousands)	2019	2018
Compensation, related taxes and benefits	$4,972	$1,344
Purchased transportation	3,542	2,188
Operating costs	3,391	81
Other	3,429	1,472
	$15,334	$5,085

Note 4 - Segment Reporting

The Company’s two reportable segments are Trucking and CNG Fueling Stations.

Trucking. The Company’s Trucking segment provides surface transportation services to the USPS and other customers.

CNG Fueling Stations. The Company operates five CNG fueling stations which serves the Company’s fleet and other customers. These stations are located in Jurupa Valley, CA; Fort Worth, TX; Oak Creek, WI; Tolleson, AZ; and San Antonio, TX and accommodate class 8 trucks and trailers.

The following tables present the Company’s financial information by segment. Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.

	Year Ended December 31, 2019
($ in thousands)	Trucking	CNG	Corporate and Unallocated	Total
Revenue	$177,419	$1,727	$—	$179,146
Operating expenses, excluding depreciation, amortization, and impairment	$(185,807)	$(1,375)	$(11,047)	$(198,229)
Depreciation and amortization	$(6,643)	$(435)	$(760)	$(7,838)
Impairment	$(149)	$(3,467)	$—	$(3,616)
Net loss	$(19,051)	$(3,634)	$(10,029)	$(32,714)

	Year Ended December 31, 2018
($ in thousands)	Trucking	CNG	Corporate and Unallocated	Total
Revenue	$24,256	$1,348	$—	$25,604
Operating expenses, excluding depreciation, amortization, and impairment	$(26,937)	$(720)	$(2,868)	$(30,525)
Depreciation and amortization	$(304)	$(655)	$—	$(959)
Impairment	$—	$(240)	$—	$(240)
Net loss	$(3,143)	$(446)	$(2,988)	$(6,577)

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Note 5 - Related Party Transactions

Accounts Payable - Related Party

The Company’s accounts payable – related party consist of guaranteed payments and expense reimbursements to stockholders. Accounts payable - related party was $0 and $0.3 million at December 31, 2019 and 2018, respectively.

On April 1, 2019, the Company issued 117,092 shares of common stock with an approximate fair value of $0.1 million pursuant to the Separation Agreement with a former officer to settle $38,000 of advances and approximately $0.3 million of accounts payable – related party. The Company recorded a gain of $0.2 million associated with the issuance of this common stock, which is included in gain on conversion of accounts payable – related party in the accompanying consolidated statement of operations.

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by one of the Company’s officers. Under the agreement, the Company pays a monthly fee for this technology based on the number of devices installed across the Company’s fleet. During the year ended December 31, 2019, the Company recognized expense of approximately $0.4 million related to this software technology, and there were no amounts owed as of December 31, 2019.

Due from Related Party

Certain related party receivable and payable balances were acquired as part of the Sheehy acquisition (see Note 2, Acquisitions and Divestiture – Sheehy) as of January 2, 2019. SEI and NADS are companies controlled by the former owner of Sheehy who currently is an officer of the Company. The transactions representing the balance due to SEI and due from NADS at January 2, 2019 were for ordinary course business transactions incurred prior to the acquisition. The balance due to the officer on the acquisition date represents personal funds advanced to Sheehy for general working capital purposes prior to the acquisition. On January 7, 2019, the Company transferred a total of $0.15 million to SEI to fully repay the balance due to the officer and reduce the payable due to SEI.

January 2, 2019
($ in thousands)	(Acquisition Date)
Due to Sheehy Enterprises, Inc.	$(440)
Due from North American Dispatch Systems	777
Officer	(85)
Total	$252

On November 7, 2019, and pursuant to the Intercompany Agreement, the Company assigned $0.4 million of the NADS receivable balance to SEI as full payment of the SEI payable. The remaining NADS receivable of $0.4 million was assigned to SEI as a partial payment of the Sheehy Note (see Note 2, Acquisitions and Divestiture – Sheehy). The remaining principal amount due of $48,000 plus accrued interest of $40,000 was paid in the form of 35,156 shares of EVO common stock. No gain or loss on settlement of related party debt was recorded.

Advances - Related Party

As of December 31, 2019 and 2018, advances to the Company from an EAF member and due on demand were $0 and $0.3 million, respectively.

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $1.5 million and $0.9 million as of December 31, 2019, and December 31, 2018, respectively.

Off Balance Sheet Arrangements - Collateral Security Pledge Agreement

On January 31, 2019, the Company entered into a letter agreement with SEI to satisfy the Sheehy captive insurance security deposit requirement for 2019 (see Note 12, Commitments and Contingencies – Off Balance Sheet Arrangements – Captive Insurance). The letter agreement references a Collateral Security Pledge Agreement among SEI, Sheehy and the insurance captive (“CSPA”). Under the CSPA, SEI has pledged a total of $0.3 million in cash and investments held in the SEI captive insurance member account. The pledged collateral remains the exclusive property of SEI and any interest earned on the pledged collateral during the term of the agreement will accrue exclusively to the benefit of SEI. The Company has no claim to the pledged collateral or any accrued interest. The letter agreement expired on March 1, 2020, however, the CPSA requires the consent of the Company in order for it to be terminated and the Company is in negotiation with SEI to extend the agreement.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Accounts Receivable – Related Party

During the year ended December 31, 2018, the Company sold CNG to an officer’s company and recognized revenue of $0.1 million. As of December 31, 2019 and 2018, accounts receivable – related party was $0 and $41,000, respectively.

Purchase of Fixed Assets

On October 15, 2019, the Company entered into an agreement with an existing stockholder to purchase used CNG tractors in exchange for 1,174,800 shares of the Company’s common stock and a warrant to purchase 1,174,800 shares of the Company’s common stock at an exercise price of $2.50 per share. Although the Company has taken possession of the tractors, as of December 31, 2019, the issuance of the common stock and the warrant had not yet occurred.  Accordingly, the Company has recorded $3.5 million related to the tractors within property, equipment, and land, net on its consolidated balance sheet, with an associated $3.5 million related to the Company’s obligation to issue the common stock and the warrant to purchase common stock within common stock issuable.

For information regarding additional related-party transactions, see Note 2, Acquisitions and Divestiture, Note 7, Debt, and Note 8, Redeemable Stock and Stockholders’ Deficit.

Note 6 – Factoring Arrangements

Certain of the Company’s wholly-owned subsidiaries have entered into accounts receivable factoring arrangements with a financial institution (the “Factor”) with termination dates starting in January 2021. Pursuant to the terms of the agreements, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a recourse basis for credit-approved accounts. The Factor remits 95% of the contracted accounts receivable balance for a given month to the Company (the “Advance Amount”) with the remaining balance, less fees, to be forwarded once the Factor collects the full accounts receivable balance from the customer.

For long-term contracts with credit worthy customers, the Factor may advance, at their discretion, unearned future contract amounts. Unearned advances are secured by all factored and non-factored long-term contract cash receipts, which are remitted directly to the Factor by the customer. Earned and unearned components included in Advances from factoring arrangement are as follows:

	December 31,
($ in thousands)	2019	2018
Purchased accounts receivable	$7,680	$5,331
Unearned future contract advances	10,366	—
Total	$18,046	$5,331

The Factor may require, at their discretion at any time, the Company to repay unearned future contract advances or purchased accounts receivable that have not been paid by the customer. Financing costs are primarily comprised of an interest rate of Prime plus 2.0% (resulting in rates of 6.75% and 7.5% as of December 31, 2019 and 2018, respectively). There is also a factor fee of 0.25% of the face amount of the invoice factored and an associated penalty increase for purchased accounts that remain unpaid for 31 days. Total interest and financing fees for factored receivables for the year ended December 31, 2019 and 2018 were $1.8 million and $0.3 million, respectively. The fees are included in interest expense in the consolidated statements of operations.

Note 7 - Debt

Line of Credit

The Company had two line-of-credit agreements with a bank that provided for an aggregate borrowing capacity of $0.4 million. Amounts outstanding bear interest at 6.75% and are secured by equipment. During October 2018, the Company paid the $0.1 million line-of-credit in full and extended the $0.3 million line-of-credit’s maturity to April 2019. As of December 31, 2019, the outstanding balance was $0.3 million. The line-of-credit was paid in full during April 2019.

Antara Financing Agreement

Concurrently with the Ritter acquisition on September 16, 2019, the Company entered into a $24.5 million financing agreement (the “Financing Agreement”) among the Company, each subsidiary of the Company, various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent. Pursuant to the Financing Agreement, the Company initially borrowed $22.4 million (the “Term Loan”) and borrowed the remaining $2.1 million during October 2019. All of the Company’s subsidiaries are guarantors under the Financing Agreement. The Term Loan is secured by all assets of the Company and its subsidiaries, including pledges of all equity in the Company’s subsidiaries and is not subject to registration rights. The Financing Agreement contains covenants, subject to specific exceptions, that limit (i) the making of investments, (ii) the incurrence of additional indebtedness, (iii) the incurrence of liens, (iv) payments and asset transfers with restricted junior loan parties or subsidiaries, including dividends, (v) transactions with shareholders and affiliates, (vi) asset dispositions and acquisitions, among others. The Term Loan bears interest at 12% per annum and has a maturity date of September 16, 2022. Until December 31, 2019, interest on the Term Loan will be paid in kind and capitalized as additional principal, and the Company has the option to pay interest on the capitalized interest in cash or in kind. All interest payments on the Term Loan during 2019 were in kind. After December 31, 2019, monthly interest payments will be due in cash, and all outstanding principal and interest will be due on the maturity date. The Term Loan may be prepaid at any time, subject to payment of a prepayment premium of (1) 7% for each early payment made or coming due on or prior to September 16, 2020, (2) after September 16, 2020, 5% for each early payment made or coming due on or prior to September 16, 2021, and (3) thereafter, no premium shall be due. Proceeds are to be used to (i) effect the Ritter acquisition, (ii) to refinance and retire existing indebtedness, and (iii) general working capital needs.

In connection with the Financing Agreement, the Company issued 98,000 shares of common stock of the Company valued at $0.1 million as an advisory fee to a third-party financial advisor.

Concurrently, and in connection with the Financing Agreement, the Company issued two warrants (the “$0.01 Warrant” and the “$2.50 Warrant” and collectively, the “Antara Warrants”) to Antara Capital to purchase an aggregate of 4,375,000 shares of common stock of the Company (the “Antara Warrant Shares”). The $0.01 Antara Warrant grants Antara Capital the right to purchase up to 3,350,000 Antara Warrant Shares at an exercise price of $0.01 per share and is exercisable for five years from the date of issuance. The $2.50 Antara Warrant grants Antara Capital the right to purchase up to 1,025,000 Antara Warrant Shares at an exercise price of $2.50 per share, subject to adjustment for certain distributions, stock splits, and issuances of common stock, and is exercisable for ten years from the date of issuance. If the fair market value of the Antara Warrant Shares is greater than the related exercise price at the end of the exercise period (the Warrant Shares are “in the money”), then any outstanding Antara Warrants that are in the money will be automatically deemed to be exercised immediately prior to the end of the exercise period. Pursuant to the Antara Warrants, the Company granted Antara Capital preemptive rights to purchase its pro rata share, determined based on the number of shares held by Antara Capital or into which Antara Capital’s Antara Warrants are exercisable, of capital stock issued by the Company after the issuance date of the Antara Warrants, subject to certain excepted issuances.

The Company issued a warrant for 1,500,000 shares of common stock to Antara at an exercise price of $0.01 per share (the “Side Letter Warrant”) subject to an acquisition agreement between the Company and LoadTrek. LoadTrek is a GPS system designed for the trucking industry, owned by a related party. If the Company were to successfully complete an acquisition of certain assets of LoadTrek or meet financial performance metrics set forth in the warrant agreement, all or a portion of the shares underlying the Side Letter Warrant were subject to cancellation. Neither the acquisition of the LoadTrek assets nor the achievement of the financial performance metrics ultimately occurred and, therefore, none of the shares underlying the warrant were cancelled.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Since the Term Loan, Antara Warrants, and Side Letter Warrant were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and warrants as a combined arrangement, and estimated the fair values of the debt and warrants to allocate the proceeds on a relative fair value basis between the debt and warrants. The non-lender fees incurred to establish the financing arrangement were allocated to the debt and warrants on a relative fair value basis and capitalized on the Company’s balance sheet. The Company allocated $0.5 million of fees to debt issuance costs, which are amortized using the effective interest method into interest expense over the term of the Term Loan.

The Term Loan was further evaluated for the existence of embedded features to be bifurcated from the amount allocated to the debt component. The Term Loan agreement contains a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. Any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. The allocation of the proceeds to the debt component and the bifurcation of the embedded derivative liability resulted in a $9.0 million debt discount that will be amortized to interest expense over the term of the Term Loan.

Refer to Note 15, Subsequent Events, for additional agreements entered into subsequent to December 31, 2019 related to the Antara Financing Agreement.

The Company has classified the $25.4 million unpaid principal balance, which includes $0.9 million of capitalized interest, as a current liability as of December 31, 2019.

Debt consists of:

	December 31,
($ in thousands)	2019	2018
(a) $24.5 million Term Loan	$25,377	$—
(b) $1.3 million note payable	814	951
(c) Four promissory notes with an aggregate principal amount of $9.5 million	9,500	9,500
(d) $0.1 million subordinated senior note payable - stockholder	—	75
(e) $3.8 million senior promissory note	3,800	3,800
(f) $4.0 million promissory note	4,000	4,000
(g) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	4,005	4,040
(h) $2.5 million promissory note - stockholder	1,972	2,387
(i) $0.3 million note payable	225	281
(j) Three equipment notes payable	24	101
(k) Thunder Ridge supplier advance	890	978
(l) $6.4 million promissory note - stockholder	6,417	—
(m) Various notes payable acquired from JB Lease	3,575	—
(n) $0.8 million note payable	673	—
(o) $0.3 million note payable	224	—
(p) $3.8 million note payable	3,203	—
(q) Equipment notes payable acquired from Sheehy	614	—
(r) Notes payable acquired from Sheehy	787	—
(s) Notes payable to two financing companies	1,400	—
(t) Notes payable acquired from Ritter	487	—
(u) Finkle equipment notes	4,450	—
Line of credit	—	317
Total before debt issuance costs and debt discount	72,437	26,430
Debt issuance costs	(653)	(416)
Debt discount	(16,326)	(8,087)
	55,458	17,927
Less current portion	(31,337)	(6,848)
	$24,121	$11,079

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

(a)	$24.5 million Term Loan

The $24.5 million Term Loan bears interest at 12% per annum and has a maturity date of September 16, 2022. Until December 31, 2019, interest on the term loan will be paid in kind and capitalized as additional principal, and the Company has the option to pay interest on the capitalized interest in cash or in kind. After December 31, 2019, monthly interest payments will be due in cash, and all outstanding principal and interest will be due on the maturity date.

As of December 31, 2019, the unamortized debt discount was $8.6 million and the unamortized debt issuance costs were $0.5 million.

(b)	$1.3 million note payable

The $1.3 million note payable was issued December 31, 2014, with interest adjusted to the SBA LIBOR base rate, plus 2.35%. The note matures March 2024, is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan including a member of our board of directors and certain of his relatives, and beneficial owners of more than 5% of our of our common stock. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. In 2016, the Company issued 35,491 units (equivalent to 31,203 common shares) to those members as compensation for the guarantee. The Company was not in compliance with the financial ratio covenants at December 31, 2018. Subsequent to year end, the financial ratio covenants were waived for 2018 and eliminated for all future periods.

(c)	Four promissory notes with an aggregate principal amount of $9.5 million

The four promissory notes were issued to the former EAF members with interest at 1.5%, issued February 1, 2017, and mature February 1, 2026. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method.

These promissory notes were originally initially convertible into 1,400,000  shares (the “Transaction Shares”) of the Company’s common stock (the “Common Stock”), subject to adjustment for any stock splits, combinations or similar transactions, representing approximately 81.1% of the Company’s total outstanding shares of Common Stock on a post-transaction basis. Accordingly, conversion of these convertible promissory notes would result in a change in control of the Company. The number of Transaction Shares was subject to increase to equal 70% of the issued and outstanding Common Stock if the issuance of Common Stock pursuant to a private offering of Common Stock of up to $2 million and the conversion of the Company’s subordinated notes payable to members and Senior Bridge Notes, convertible promissory notes, and certain accounts payable into Common Stock would otherwise cause the Transaction Shares to represent less than 70% of the issued and outstanding Common Stock. The Company evaluated the embedded conversion feature under ASC 815 for the variable number of shares issuable and determined that, at the date of issuance, the conversion feature had no value as it was substantially out of the money and there was no market for the shares. During October 2018, the Company amended these convertible promissory notes to eliminate the variable number of shares issuable under the conversion feature to a fixed amount of 7,000,000 shares upon conversion. The Company recorded a gain on extinguishment of debt at the date of the amendment of the convertible promissory notes at the fair value of the original 1,400,000 shares issuable of $0.9 million, a discount on debt of $2.5 million for the new conversion feature and a discount on debt of $5.0 million related to imputed interest at 12.8%.

As of December 31, 2019 and 2018, the unamortized debt discount was $7.1 million and $7.5 million, respectively.

(d)	$0.1 million subordinated senior note payable - stockholder

One subordinated senior note payable to a stockholder with interest at 16% and maturity during October 2017 that was paid off in 2019.

The subordinated senior note payable is one of six that were initially issued throughout 2016 and 2017 (the “Senior Bridge Notes”). The Senior Bridge Notes were not extended at maturity. During 2018, $0.7 million of the Senior Bridge Notes and related interest were converted into 275,583 shares of common stock.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

(e)	$3.8 million senior promissory note

The $3.8 million senior promissory note was issued on February 1, 2017, to a former EAF member with interest at 7.5% and default interest of 12.5% per annum, an original maturity of the earlier of (a) December 2017; (b) ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million; or (c) an event of default.

During April 2018, the promissory note’s maturity date was extended to July 2019. The senior promissory note is unsecured. No principal and interest payments are due until maturity.

In connection with the Financing Agreement, amounts due under the senior promissory note were subordinated and extended to November 2022. Additionally, the holder agreed not to receive, accept, or demand payment under the subordinated obligation until all obligations under the Financing Agreement have been paid in full, except that the holder may continue to receive regularly scheduled interest payments so long as holder has not been informed that an event of default has occurred and is continuing under the Financing Agreement.

Also in connection with the Financing Agreement and as consideration for the subordination of the subordinated promissory note and the promissory note described below, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.2 million. As of December 31, 2019, the remaining unamortized debt discount was $0.2 million.

(f)	$4.0 million promissory note

The $4.0 million promissory note was issued on February 1, 2017, to a former EAF member with interest at 7.5% and an original maturity date of February 2020. The note is guaranteed by substantially all the assets of EAF and the Company. No principal and interest payments are due until maturity.

In connection with the Financing Agreement, amounts due under the promissory note were subordinated and extended to November 2022. Additionally, the holder agreed not to receive, accept, or demand payment under the subordinated obligation until all obligations under the Financing Agreement have been paid in full, except that the holder may continue to receive regularly scheduled interest payments so long as holder has not been informed that an event of default has occurred and is continuing under the Financing Agreement.

Also in connection with the Financing Agreement and as consideration for the subordination of the promissory note and the senior promissory note described above, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.3 million. As of December 31, 2019, the remaining unamortized debt discount was $0.2 million.

(g)	$4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)

The Secured Convertible Notes were issued during August 2018. The Company paid debt issuance costs of $0.5 million in connection with the Secured Convertible Notes. They bear interest at 9%, compounded quarterly, with principal due two years after issuance and are secured by all the assets of the Company. The holder may agree, at its discretion, to add accrued interest in lieu of payment to the principal balance of the Secured Convertible Notes on the first day of each calendar quarter. The Secured Convertible Notes may not be prepaid prior to the first anniversary of the date of issuance, but may be prepaid without penalty after the first anniversary of the date of issuance.

The Secured Convertible Notes are convertible into shares (the “Note Shares”) of the Company’s common stock at a conversion rate of $2.50 per share of common stock at the Holder’s option: 1) at any time after the first anniversary of the date of issuance or 2) at any time within 90 days after a “triggering event,” including a sale, reorganization, merger, or similar transaction where the Company is not the surviving entity. The Secured Convertible Notes are also subject to mandatory conversion at any time after the first anniversary of the date of issuance if the average volume of shares of common stock traded on the Nasdaq Capital Market, NYSE American Market or a higher tier of either exchange is 100,000 or more for the 10 trading days prior to the applicable date. Such a mandatory conversion has not occurred.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company is required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. During the year ended December 31, 2019, the Company incurred and paid $0.2 million in liquidated damages to noteholders.

As additional consideration for the Secured Convertible Notes, the Company issued warrants to the Holders to purchase 1,602,000 shares of common stock at an exercise price of $2.50 per share, exercisable for ten years from the date of issuance.  The fair value of the warrants issued determined using the Black Scholes pricing model was $0.7 million, calculated with a ten-year term; 65% volatility; 2.89%, 2.85% or 3.00% discount rates and the assumption of no dividends.

As of December 31, 2019 and 2018, the unamortized debt discount was $0.2 million and $0.6 million, respectively, and the unamortized debt issuance costs were $0.2 million and $0.4 million, respectively. For the years ended December 31, 2019 and 2018, interest of $0 and $35,000, respectively, was added to the principal balance.

(h)	$2.5 million promissory note – stockholder

The $2.5 million promissory note was issued on June 1, 2018 to a stockholder, with interest at 6% and a maturity date of the earlier of (a) the date the Company raises $40.0 million in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Trey Peck’s employment with the Company by the Company without cause or by Trey Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge. The maturity date of the promissory note has been subsequently amended to extend it to November 30, 2022. The note calls for monthly principal payments, with all accrued and unpaid interest due and payable on the maturity date.

(i)	$0.3 million note payable

The $0.3 million note payable was issued during November 2018, with interest at 3% and a maturity date of October 2022. The note calls for quarterly principal payments on January, April, July, and October 1st of $18,750 plus the related accrued interest.

(j)	Three equipment notes payable

The three equipment notes are payable to banks and were acquired in the Thunder Ridge acquisition with interest rates ranging from 2.99% to 6.92%, with maturity dates between September 2020 and January 2023.  The notes are collateralized by equipment.

(k)	Thunder Ridge supplier advance

Thunder Ridge signed an agreement with a supplier on August 31, 2017, in which $1.0 million was advanced to Thunder Ridge during 2017. The advance bears interest at 8.5% and is collateralized by substantially all of Thunder Ridge’s assets. As Thunder Ridge purchases fuel from the supplier’s station, Thunder Ridge reduces its fuel advance liability by $0.25 per gallon purchase. Purchases made during the year ended December 31, 2018, were nominal. With the Thunder Ridge acquisition, the maturity date was extended from December 31, 2018 to June 2021.

(l)	$6.4 million promissory note – stockholder

The $6.4 million promissory note was issued February 2, 2019 to a stockholder, with interest at 9% per annum and an original maturity date of August 31, 2020. The note is collateralized by all of the assets of Ursa and JB Lease. Principal and interest payments commenced June 1, 2019, with a final payment of $6.4 million due at maturity.  On August 30, 2019, the note was extended to November 2022.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

(m)	Various notes payable acquired from JB Lease

The various notes payable acquired from JB Lease were issued to multiple lenders with interest rates ranging from 3.9% to 5.1% per annum. The notes have maturity dates ranging from September 2019 to August 2024.  These notes are collateralized by transportation equipment and guaranteed by the stockholders of the Company.

(n)	$0.8 million note payable

The $0.8 million note payable to a financing company was issued February 11, 2019, with interest at 10.2% per annum and a maturity date of February 11, 2023. The note is collateralized by certain equipment and guaranteed by a member of management.

(o)	$0.3 million note payable

The $0.3 million note payable to a financing company was issued January 22, 2019, with interest at 10.6% per annum and a maturity date of January 22, 2023. The note is collateralized by certain equipment and guaranteed by a member of management.

(p)	$3.8 million note payable

The $3.8 million note payable to a financing company was issued January 23, 2019, with interest at 10.1% per annum and a maturity date of February 23, 2024. The note is collateralized by certain equipment and guaranteed by a member of management.

(q)	Equipment notes payable acquired from Sheehy

The equipment notes payable acquired from Sheehy, payable to various financing companies, have maturity dates varying from June 2020 to August 2020 and interest rates ranging from 3.1% to 4.1% per annum. The notes are guaranteed by stockholders and secured by the equipment and a general business security interest.

(r)	Notes payable acquired from Sheehy

The notes payable acquired from Sheehy are payable to a bank with interest rates of 4.35% to 4.375% per annum. The notes mature between September 2020 and December 2021 and are collateralized by substantially all the Sheehy assets. The notes are subject to certain restrictive covenants.  The Company was not in compliance with the financial ratio covenants at December 31, 2019, and has classified the related balance as a current liability.

(s)	Notes payable to two financing companies

Notes payable to two financing companies issued in February 2019 and October 2019 with maturity dates in March 2023 and October 2024, respectively. The interest rates range from 4.5% to 8.94%, and the notes are collateralized by certain equipment.

(t)	Notes payable acquired from Ritter

Note payable to a related party that was assumed as a liability in the Ritter acquisition. The note has an interest rate of 7.0% and matures in December 2028.

(u)	Finkle equipment notes

Equipment notes payable with interest rates ranging from 5.2% to 11.8% and maturity dates between May 2020 and September 2025. The notes are collateralized by equipment.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes	Other Notes	Total
($ in thousands)
2020	$284	$6,285	$6,569
2021	283	4,068	4,351
2022	15,751	33,204	48,955
2023	49	2,104	2,153
2024	53	598	651
Thereafter	9,752	6	9,758
	$26,172	$46,265	$72,437

Note 8 – Redeemable Stock and Stockholders’ Deficit

On March 2, 2018, the Company issued 1,000,000 Units (the “Units”) at a price of $2.50 per Unit for an aggregate purchase price of $2.5 million pursuant to the terms of a subscription agreement between the Company and an investor. Each Unit consists of (i) one share of the Company’s common stock, and (ii) a detachable warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company estimated the fair value of the warrants to be approximately $0.4 million through the Black Scholes Pricing Model, calculated with a ten-year term; 65% volatility; 2.94% discount rate and the assumption of no dividends. The Company did not pay any commissions in connection with the sale of these Units.

During the year ended December 31, 2018, the Company entered into subscription agreements effective as of July 31, 2018 to issue 187,462 units (the “Units”) at a price of $2.50 per Unit in exchange for the Company’s promissory notes - stockholders in the aggregate principal amount of $0.5 million. Each Unit consists of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company estimated the fair value of the warrants to be $0.1 million.

During March 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the Company’s stockholders, including entities affiliated with a director of the Company, and the Company’s former president. Pursuant to the terms of the Escrow Agreement, the stockholders party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by the Company until such time as one or more third parties offer to purchase the escrowed shares and the Company approves such purchase or purchases. Seventy-five percent of the proceeds of the sale or sales of the escrowed shares will be paid to the Company and will be used by the Company first to repay any amounts outstanding under the SBA loan, and the remaining 25% of the proceeds will be paid pro rata to the stockholders party to the Escrow Agreement. In connection with the Escrow Agreement, the Company issued 240,000 warrants to purchase common stock to the stockholders party to the Escrow Agreement, which warrants have an exercise price of $6.11 per share and are exercisable for a period of five years. The Company estimated the value of the warrants to be $9,000 through the Black Scholes Pricing Model calculated with a five-year term; 49% volatility; 2.85% discount rate and the assumption of no dividends.

On October 9, 2017, management of the Company terminated the employment of the Company’s president. In connection with the termination, the Company and former president entered into a Mutual Separation Agreement dated October 9, 2017 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company and former president agreed that (i) his last day of employment with the Company was October 9, 2017, (ii) he will be paid an aggregate of $0.1 million within ten business days after the Company raises an aggregate of $2.0 million in any combination of public or private debt or equity securities offerings, and (iii) in satisfaction of $0.2 million of deferred compensation, the Company will issue 89,092 shares of its common stock within ten business days after the Company raises an aggregate of $2.0 million in any combination of public or private debt or equity securities offerings. The $0.1 million payment had not been rendered and the stock had not been issued as of December 31, 2018. The balances are included in accounts payable – related party. On April 1, 2019, the Company issued 117,092 shares of common stock with an approximate fair value of $0.1 million to settle the Separation Agreement with the former officer. The settlement included $38,000 of advances from related party and approximately $0.3 million of accounts payable - related party. The Company recorded a gain of $0.2 million associated with the issuance of this common stock, which is included in gain on conversion of accounts payable – related party in the accompanying consolidated statement of operations.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

On May 31, 2019, the Company sold Units (the “2019 Units”) at a price of $2.50 per 2019 Unit pursuant to the terms of a subscription agreement with certain accredited investors, including related parties. Each 2019 Unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share, and (ii) a warrant to purchase one share of common stock at an exercise price of $2.50 per share exercisable for ten years from the date of issuance. The Company sold a total of 4,560,000 2019 Units for aggregate gross proceeds of $11.4 million. The Company did not pay underwriter discounts or commissions in connection with the sale of these 2019 Units. The fair value of the warrants issued determined using the Black-Scholes pricing model was $2.1 million, calculated with a ten-year term; 60% volatility, 2.49% discount rate; and the assumption of no dividends.

Common Stock Subscribed

During the year ended December 31, 2019, the Company agreed to issue 8,664 shares of common stock to settle a note payable and the associated accrued interest. As of December 31, 2019, the Company had not yet issued these shares, which were subsequently issued in 2020.

During the year ended December 31, 2018, the Company agreed to issue 500,000 shares of common stock pursuant to the Thunder Ridge acquisition. As of December 31, 2018, the Company had not yet issued these shares, which were subsequently issued in 2019.

Warrants

During the year ended December 31, 2018, the Company issued 1,602,000 warrants associated with the Secured convertible promissory notes. The fair value of the warrants issued determined using the Black Scholes pricing model was $0.7 million, calculated with a ten-year term; 65% volatility, 2.89%, 2.85% or 3.00% discount rates, and the assumption of no dividends.

As further described in Note 7, Debt, in connection with the September 2019 Financing Agreement, the Company issued warrants to purchase an aggregate of 4,375,000 shares of the Company’s common stock to the lenders. The Company also issued the Side Letter Warrant to the lenders to purchase an additional 1,500,000 shares of the Company’s common stock. The total fair value of these warrants of $7.4 million, which the Company recorded as an additional debt discount, will be amortized to interest expense over the remaining term of the 2019 Financing Agreement.

Also in connection with the Financing Agreement and as consideration for the subordination of previously issued promissory notes, in September 2019, the Company issued a warrant to the noteholder to purchase an aggregate of 350,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The total fair value of this warrant of $0.5 million, which the Company recorded as an additional debt discount on the promissory notes, will be amortized to interest expense over the remaining term of the promissory notes.

The following table summarizes the warrants outstanding and exercisable as of December 31, 2018 and 2019 and is inclusive of the warrants further described in Note 9, Stock-based Compensation:

	Number of Shares	Weighted Average Exercise Price
December 31, 2018:
Outstanding	4,296,255	$3.34
Exercisable	3,296,256	$2.84
December 31, 2019:
Outstanding	15,081,255	$1.88
Exercisable	14,414,589	$1.69

Series A Preferred Stock

On April 13, 2018, the Company issued 100,000 shares of Series A Preferred stock containing 15:1 voting rights to a related party for advisory services rendered to the Company. The fair value of the services rendered was assessed at $0.2 million.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

Redemption

At the option of the holder and upon written notice to the Company, the Preferred Stock will be redeemable at any time after August 1, 2018, at the liquidation price at $3.00 per share, plus all declared and unpaid dividends. In addition, the Company will have an ongoing right to purchase all or any portion of the outstanding shares of the Preferred Stock. The redemption rights require the Company to present the Preferred Stock in temporary equity in the accompanying balance sheet.

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

Redeemable Common Stock

As further described in Note 2, Acquisitions and Divestiture, under the Sheehy acquisition agreement, the Sheehy stockholders may request the Company to net settle in cash any number of the 2,240,000 common shares from the acquisition with a fair market value of up to $1.2 million as of the date of the redemption request. Since the redemption of these shares of common stock represents a contingent event outside the control of the Company, the aggregate amount the Company may be required to pay to redeem these shares has been presented in temporary equity in the accompanying balance sheet.

Note 9 – Stock-based Compensation

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

The Amended 2018 Plan provides for awards of non-statutory stock options, incentive stock options, and restricted stock awards within the meaning of Section 422 of the Internal Revenue Code and stock purchase rights to purchase shares of the Company’s common stock.

The Amended 2018 Plan is administered by the board of directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options (generally straight-line over a period of

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

four years), and all other terms and conditions of each award. Stock options have a maximum term of ten years, and it is the Company’s practice to grant options to employees with exercise prices equal to or greater than the estimated fair market value of its common stock. Options generally vest ratably over 3 years. One quarter (1/4) of the options vest and become exercisable on the grant date. The remaining vest and become exercisable ratably on the first, second, and third anniversary of the date of grant.

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

As described in Note 1, Description of Business and Summary of Significant Accounting Policies, the majority of the Company’s stock options contain a provision that provides for the acceleration of vesting upon the Company completing an aggregate of at least $30 million of any combination of debt and/or equity financing transactions after the date of grant. During the year ended December 31, 2019, stock options to purchase an aggregate of 2,389,438 shares of common stock were accelerated upon the consummation of the Antara Financing Agreement.

During the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation expense of $1.1 million and $0.5 million, respectively, related to stock options. As of December 31, 2019, the Company had unrecognized stock-based compensation expense of approximately $0.2 million related to the unvested portions of outstanding stock options, which it expects to recognize over a weighted-average period of 0.6 years.

Additionally, in October 2019, the Company modified the stock option award for an executive as part of his severance agreement to provide for an extended period of exercisability. Stock options to purchase an aggregate of 1,200,000 shares of common stock were modified, and the Company recognized stock-based compensation expense of $0.4 million in the fourth quarter of 2019 related to this modification.

The following table presents the stock option activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2018	4,700,000	$2.50	9.3	$—
Granted	1,769,250	2.50
Exercised	—	—		—
Cancelled	(200,000)	—
Outstanding - December 31, 2019	6,269,250	$2.50	8.7	$—
Exercisable - December 31, 2019	5,469,250	$2.50	8.6	$—

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31:

	2019	2018
Approximate risk-free rate	1.6% - 2.5%	2.8% - 3.1%
Expected life (in years)	5.3 - 7.0	7.0
Dividend yield	—%	—%
Volatility	41.3% - 44.3%	55%

The weighted-average grant-date fair value of options granted was $0.35 and $0.27 per share during the years ended December 31, 2019 and 2018, respectively. The total fair value of options vested during the years ended December 31, 2019 and 2018 was $1.2 million and $0.3 million, respectively.

Warrants – Stock-based Compensation

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

During the year ended December 31, 2018, the Company issued warrants to purchase 999,999 shares of the Company’s common stock contingent on continued employment. The warrants vest in three tranches of 333,333 shares each year during 2019, 2020 and 2021. The fair value of the warrants issued was determined using the Black Scholes pricing model was $149,000, calculated with a six, seven and eight-year terms, respectively, 55%, 51% and 53% volatility, respectively, 2.8%, 2.85% and 2.87% discount rate, respectively, and the assumption of no dividends. During the years ended December 31, 2019 and 2018, the Company has recorded stock-based compensation expense of $0.1 million and $32,000, respectively, related to these warrants.

During the year ended December 31, 2018, the Company issued fully vested warrants to purchase 161,100 shares of the Company’s common stock for services. The fair value of the warrants issued was determined using the Black Scholes pricing model was $75,000. Calculated with a five-year term; 49% volatility; 2.85% discount rate and the assumption of no dividends.

There was no stock-based compensation warrant activity for the year ended December 31, 2019. The following table presents information related to stock-based compensation warrants outstanding and exercisable as of December 31, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2018	1,161,099	$4.65	6.9	$—
Outstanding - December 31, 2019	1,161,099	$4.65	5.9	$—
Exercisable - December 31, 2019	494,433	$2.84	5.8	$—

Note 10 – Fair Value Measurements

Financial assets and liabilities are initially recorded at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at cost which approximates fair value due to the short-term maturity of these instruments and are Level 1 assets or liabilities of the fair value hierarchy.

The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1 ‑ Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 ‑ Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 ‑ Inputs are unobservable and reflect the Company’s assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.

Recurring Fair Value Measurements

The Company’s derivative liability embedded in its September 2019 Financing Agreement related to the mandatory prepayment feature is measured at fair value using a probability-weighted discounted cash flow model and is classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The liability is presented as an embedded derivative liability on the consolidated balance sheets and subject to remeasurement to fair value at the end of each reporting period. For the year ended December 31, 2019, the Company recognized the change as a component of other expense in its consolidated statement of operations. The assumptions used in the discounted cash flow model include: (1) management's estimates of the probability and timing of future cash flows and related events; (2) the Company's risk-adjusted discount rate that includes a company-specific risk premium; and (3) the Company's cost of debt.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following table provides a reconciliation for the opening and closing balances of the derivative liability from September 16, 2019 to December 31, 2019:

($ in thousands)
Balance at September 16, 2019	$850
Net change in fair value	171
Balance at December 31, 2019	$1,021

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

The Company’s obligations under its debt agreements are carried at amortized cost. The fair value of the Company’s obligations under its convertible notes and September 2019 Financing Agreement are considered Level 3 liabilities of the fair value hierarchy because fair value was estimated using significant unobservable inputs. The fair value of the Company’s other debt arrangements are considered Level 2 liabilities of the fair value hierarchy because fair value is estimated using inputs other than quoted prices that are observable for the liability such as interest rates and yield curves. The estimated fair value of the Company's September 2019 Financing Agreement was $16.9 million as of December 31, 2019, and its carrying value was $16.3 million as of December 31, 2019. The carrying value of the Company’s remaining debt obligations approximates their fair value, and was $39.2 million and $17.9 million at December 31, 2019 and 2018, respectively.

Nonrecurring Fair Value Measurements

Certain non-financial assets, primarily property and equipment, lease right-of-use assets, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill. In the event an impairment is required, the asset is adjusted to fair value, using market-based assumptions.

In connection with the appointment of a new Chief Executive Officer effective October 1, 2019, the Company performed an analysis to evaluate the recoverability of the long-lived assets of the CNG Fueling Stations asset group. The Company measured the net carrying value of the asset group against the estimated undiscounted future cash flows associated with it. Because the sum of the expected future net cash flows are less than the net carrying value of the asset group, the Company recorded a $3.5 million impairment loss equal to the amount by which the net carrying value of the asset group exceeds its fair value. During the year ended December 31, 2018, the Company recorded a $0.2 million impairment charge on certain CNG Fueling Stations equipment. These impairments are recorded in the “Impairment” line item in the Consolidated Statements of Operations.

Our impairment testing of property and equipment utilizes significant unobservable inputs (Level 3) to determine fair value. When quoted market prices are not available, the fair value of an asset group for long-lived asset impairment testing is determined using primarily an income approach. The income approach is based on projected future (debt-free) cash flows that are discounted to present value. The appropriate discount rate is based on the asset group’s WACC that takes market participant assumptions into consideration.

Management’s cash flow forecast used in the asset group valuation was developed in conjunction with management’s periodically updated cash flow and profitability forecasts and its resulting revised outlook for business performance, including consideration of recent performance and trends, the projected impact of the COVID-19 pandemic, strategic initiatives, and industry trends. Assumptions used in the valuation are similar to those that would be used by market participants performing an independent valuation of the asset group.

Note 11 – Leases

The Company determines if an arrangement is a lease at inception. The Company has various obligations under operating and finance lease arrangements related primarily to the rental of trucks and trailers, maintenance and support facilities, office space, and parking yards. Many of these leases include one or more options, at the Company’s discretion, to renew and extend the agreement beyond the current lease expiration date. These options are included in the calculation of the Company’s lease liability when it becomes reasonably certain the option will be exercised. The Company’s lease agreements typically do not include options to purchase the leased property, nor do they contain material residual value guarantees or material restrictive covenants.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, and are recognized at the lease commencement date based on the present value of the lease payments over the lease term.  When available, the Company uses the rate implicit in the lease to discount lease payments; however, the implicit rate in the lease is not readily determinable for all the leases. In such cases, the Company uses an estimate of the incremental borrowing rate to discount lease payments based on information available at lease commencement.

Operating lease costs are recognized on a straight-line basis over the term of the lease within operating supplies and expenses, equipment rent expense, and general and administrative expense. Finance lease costs consist of amortization expense and interest expense. Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the expected useful life or the lease term to amortization expense, and the carrying amount of the lease liability is adjusted to reflect interest expense. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in equipment rent in the period in which the obligation for those payments is incurred.

At December 31, 2019, the Company had the following balances recorded in the consolidated balance sheet related to its lease arrangements:

($ in thousands)	Classification	December 31, 2019
Assets
Operating leases	Right-of-use-asset	$13,749
Finance leases	Right-of-use-asset	3,436

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	4,161
Finance leases	Finance lease liabilities, current portion	1,196

Non-current:
Operating leases	Operating lease liabilities, less current portion	9,374
Finance leases	Finance lease liabilities, less current portion	2,615

Components of lease cost are as follows:

($ in thousands)	Year ended December 31, 2019
Finance lease costs:
Amortization of ROU assets	$1,086
Interest on lease assets	383
Operating lease costs	4,460
Short-term lease costs	6,848
Variable lease costs	291
Total	$13,068

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Year ended December 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$908
Operating cash flows from finance lease interest expense	383
Operating cash flows from operating leases	4,703

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities – recognized as of ASC 842 adoption	1,493
Operating lease liabilities – recognized as of ASC 842 adoption	3,040
Finance lease liabilities – recognized as a result of 2019 business combinations	1,665
Operating lease liabilities – recognized as a result of 2019 business combinations	10,276

Weighted-average remaining lease term and discount rate for our leases are as follows:

December 31, 2019
Weighted-average remaining lease term (years)
Finance leases	3.7
Operating leases	4.8

Weighted-average discount rate
Finance leases	12%
Operating leases	19%

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases	Finance Leases
2020	$6,129	$1,575
2021	4,547	952
2022	3,466	928
2023	2,189	916
2024	1,028	293
Thereafter	2,348	90
Total lease payments	$19,707	$4,754
Less: Imputed interest	(6,172)	(943)
Present value of lease liabilities	$13,535	$3,811

Future minimum lease commitments as of December 31, 2018, under ASC Topic 840, the predecessor to Topic 842, are as follows:

Year Ending December 31,
($ in thousands)
2019	$1,655
2020	1,007
2021	552
2022	504
2023	187
Thereafter	39
$3,944

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Related Party Leases

The Company has various lease obligations with related parties for trucks, office space and terminals expiring at various dates through January 2029. Over the term of the leases the approximate rent expense will be approximately $6.2 million.

Sale-Leaseback

During January 2019, the Company entered into a sale-leaseback transaction whereby it sold equipment for $0.2 million and concurrently entered into a finance lease agreement for the sold equipment with a 49-month term. Under the lease agreement, the Company will pay an initial monthly payment of $5,000 and a final payment of $19,000. The gain on the transaction was de minimis. The finance lease disclosures in this footnote are inclusive of this transaction.

During September 2019, the Company entered another sale-leaseback transaction in which the Company sold $2.0 million of fixed assets in exchange for $1.9 million in proceeds, of which $0.9 million was used to pay down equipment debt associated with the fixed assets sold. A $0.1 million loss on the sale was recorded for the difference between the value received and the carrying value of the assets that were sold. The new lease terms call for monthly payments of $48,000 and a final payment of $0.1 million. The operating lease disclosures are inclusive of this transaction, which became effective during October 2019.

Note 12 - Commitments and Contingencies

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses on the accompanying consolidated balance sheets at December 31, 2019 and 2018. No payments have been made to date.

On January 22, 2018, certain holders of Senior Bridge Notes initiated a lawsuit in the District Court of Hennepin County, Minnesota against the Company, certain of its subsidiaries and certain stockholders. The complaint alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud/fraudulent misrepresentation, successor liability, unjust enrichment, and breach of fiduciary duty, and sought money damages, interest, costs, disbursements, attorneys’ fees and other equitable relief. On July 31, 2018, the Company paid approximately $1.0 million of principal and interest to the subordinated convertible senior notes payable stockholders in full settlement of this case.

Except as described above and with respect to insurance, there are no other currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Long-Term Take-or-Pay Natural Gas Supply Contracts

At December 31, 2019, the Company had commitments to purchase natural gas on a take-or-pay basis with three vendors. It is anticipated these are normal purchases that will be necessary for sales, and that any penalties for failing to meet minimum volume requirements will be immaterial. As of December 31, 2019, the estimated remaining liability under the take-or-pay arrangements was approximately $0.3 million.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Off Balance Sheet Arrangements – Captive Insurance

Prior to the acquisition, Sheehy was self-insured for certain insurance risks with a captive insurance company under SEI. Upon the acquisition of Sheehy from SEI in January 2019 (see Note 2, Acquisitions and Divestiture – Sheehy), the Company became a member of the captive and Sheehy was transferred to the EVO member account. As a member of the captive, the Company is required to maintain a security deposit. The security deposit requirement is calculated at the renewal date of March 1st each year and is based on the prior three years of premium experience. The security deposit may be satisfied with either cash and/or investment collateral held in the captive or with a letter of credit. The Company’s security deposit requirement for 2019 was $0.3 million, based on a single year of premium experience. SEI agreed to pledge excess cash and investments held in the captive under the SEI member account to satisfy the Company’s security deposit requirement for 2019. The letter agreement between the Company and SEI expired on March 1, 2020, however, the underlying Collateral Security Pledge Agreement among the Company, SEI and the captive has not expired and requires the Company’s consent for its amendment. The Company will be responsible for providing sufficient collateral to satisfy the security deposit with the captive if and when it comes to terms with SEI. The Company is also responsible for providing any additional collateral that may requested by the captive. See Note 5, Related Parties – Off Balance Sheet Arrangements – Collateral Security Pledge Agreement for terms of the agreement.

Letter of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting the station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $70,565 minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $510,763, which amount may decrease annually during the term of the agreement and was equal to $306,458 as of December 31, 2019 and 2018.

Note 13 - Employee Benefit Plan

The Company maintains a 401(k) plan for both contractors that are eligible under the Department of Labor Service Contract Act and salaried employees. Contractors earn contributions that are based on all eligible hours up to the maximum of 40 hours per week and reflect the hourly rates set by the Department of Labor. The designated rates vary based on the contractor’s work location and specific vehicle type. Salaried employees receive a match on contributions up to 3% of the employee’s salary. Employer contributions to these plans for the years ended December 31, 2019 and 2018 were approximately $1.6 million and $0.9 million, respectively.

Note 14 - Income Taxes

Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of December 31, 2019 and 2018, respectively. Interest and penalties associated with tax positions are recorded as general and administrative expenses. Tax years that remain subject to examination include 2016 through the current year for federal and generally 2015 through the current year for state purposes.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Income tax provision (benefit) reported in the consolidated statements of operations is comprised of the following:

	For the Years Ended
	December 31,
($ in thousands)	2019	2018
Current provision (benefit)
Federal	$—	$—
State, net of state tax credits	70	—
Total current provision (benefit)	70	—

Deferred provision (benefit)
Federal	(7,515)	1,377
State and local	(666)	511
Valuation allowance	2,708	(1,888)
Total deferred provision (benefit)	(5,473)	—

Total income tax provision (benefit)	$(5,403)	$—

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income (loss), compared to the income tax provision (benefit) in the consolidated statements of operations:

	For the Years Ended
	December 31,
($ in thousands)	2019		2018
Expected federal tax expense (benefit)	$(8,005)	21.0%	$(1,381)	21.0%

State tax provision, net of federal benefit	(1,298)	3.4%	(513)	7.8%
Acquisition accounting	(5,848)	15.3%	—	0.0%
Prior year true up	662	-1.7%	—	0.0%
Change in tax rate	538	-1.4%	—	0.0%
Effect of increase in valuation allowance	8,560	-22.5%	1,888	-28.7%
Other permanent differences	(12)	0.0%	6	-0.1%
Provision (benefit)	$(5,403)	14.2%	$—	0.0%

The effective tax rate for the years ending December 31, 2019 and December 31, 2018 are 14.2% and 0%, respectively. The differences are primarily due to state taxes and the change in valuation allowance.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following are the components of the Company’s net deferred taxes for federal and state income taxes:

	December 31,
($ in thousands)	2019	2018
Deferred tax assets
Accrued expenses and other	$823	$206
Fixed assets and intangibles	—	2,069
Interest	1,522	—
Inventory	158	—
Stock based compensation	550	213
Lease liability	4,420	—
Loss carryforwards	9,930	3,970
Total deferred tax assets	17,403	6,458
Valuation allowance	(7,667)	(4,129)
Net deferred tax assets	9,736	2,329

Deferred tax liabilities:
Debt discount	(211)	(2,329)
Prepaid expenses	(269)	—
Lease assets	(4,305)	—
Fixed assets and intangibles	(5,326)	—
Total deferred tax liabilities	(10,111)	(2,329)

Net non-current deferred tax liability	$(375)	$—

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the lack of sustained profitability in recent years. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth.

On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $7.7 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in objective and subjective evidence in future years. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s consolidated statement of operations, the effect of which would be an increase in reported net income. The amount of any such tax benefit associated with release of the Company's valuation allowance in a particular reporting period may be material.

The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company finalized the effects of the 2017 Tax Act and recorded the impact in its financial statements as of December 22, 2018 under Staff Accounting Bulletin No. 118 (SAB 118). The company recorded a tax benefit for the impact of the 2017 Tax Act of approximately $0.6 million in 2018. This amount is a remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 34%.

At December 31, 2019, the Company had federal and state net operating losses of approximately $40.0 million and $25.0 million, respectively. The Company has approximately $5.9 million of the federal net operating losses available to offset future taxable income for 20 years and will begin to expire in 2036. The remaining $34.1 million of federal net operating losses are carried forward indefinitely to offset future taxable income up to an 80% limitation of taxable income in the year of use. The state net operating losses begin to expire in 2021.

At December 31, 2018, the Company had federal and state net operating losses of approximately $13.8 million and $6.1 million, respectively. These net operating losses are available to offset future taxable income and will begin to expire in 2036 for federal purposes and 2028 for state purposes.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and December 31, 2018, the Company had no uncertain tax positions or interest and penalties related to uncertain tax positions. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses, if any.

With exception due to the generation of net operating losses, the Company's federal income tax filings for tax years 2016 through 2019 remain open to examination. In general, the Company’s state tax filings remain open for tax years 2015 to 2019.

Note 15 - Subsequent Events

Recent Tax Legislation

In late March 2020, the U.S. government enacted the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The Company has taken advantage of deferring payment of the employer portion of the social security taxes due on remaining payments from enactment of the CARES Act through December 31, 2020, with 50% due by December 31, 2021 and 50% due by December 31, 2022.

Stock Options

During February 2020, the Board of Directors approved an increase of the number of available options in the Stock Incentive Plan to a total of 9,250,000 options. During April 2020, the Board of Directors approved an additional increase in the number of available options under the Stock Incentive Plan to a total of 12,000,000 options.

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

From February 2020 through December 2020, the Board of Directors granted an additional 3,324,999 stock options with an exercise price of $2.50 and a 10-year life. For 1,380,000 of the stock options granted, one-quarter (1/4) vest and become exercisable on the grant date, with the remainder vesting and becoming exercisable ratably on the first, second, and third anniversaries of the date of grant. The remaining 1,944,999 stock options granted were fully vested and exercisable on the grant date.

Issuance of Common Stock for Debt

During February 2020, the Board of Directors approved the conversion of $0.1 million subordinated convertible senior notes payable and related interest into 21,000 shares of common stock.

Forbearance Agreement and Incremental Amendment to Financing Agreement

The Company previously filed a Current Report on Form 8-K on September 20, 2019, reporting, among other things, the Company’s entry into a $24.5 million Financing Agreement (the “Financing Agreement”) dated September 16, 2019 among the Company, each subsidiary of the Company, various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (“Collateral Agent”).

On February 27, 2020, the Company entered into a Forbearance Agreement and Incremental Amendment to Financing Agreement (the “Incremental Amendment”), pursuant to which the Company obtained an additional $3.2 million of term loan commitments (the “Incremental Term Loans”) from Antara Capital on the same terms as its existing term loan commitments provided under the Financing Agreement.

The Incremental Term Loans bear interest at 12% per annum. Monthly interest payments will be due in cash, and all outstanding principal and interest will be due on the maturity date. The Incremental Term Loans may be prepaid at any time, subject to payment of a prepayment premium equal to (i) 7% of each prepayment made on or prior to September 16, 2020, and (ii) 5% of each prepayment made after September 16, 2020, but on or prior to September 16, 2021, with no premium due after September 16, 2021.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Pursuant to the Incremental Amendment, the Collateral Agent and other lenders agreed to forbear from exercising certain rights, remedies, powers, privileges, and defenses under the Financing Agreement and the other related loan documents during the forbearance period with respect to certain events of default and/or expected or anticipated events of default arising under the Financing Agreement. The Incremental Amendment also suspended the accrual of interest at the post-default rate until the end of the forbearance period.

The Company paid a 2% financing fee in connection with its entry into the Incremental Amendment. The Company also reimbursed the Collateral Agent for $0.1 million of fees, costs, and expenses previously accrued under the Financing Agreement and in addition paid fees, costs, and expenses of the Collateral Agent and the lenders newly incurred in connection with the Incremental Amendment.

Antara Capital Warrant

In connection with the Incremental Amendment, the Company issued a warrant (the “Antara Warrant 2020”) to Antara Capital to purchase 3,650,000 shares (the “Antara Warrant Shares 2020”) of the Company’s common stock (“Common Stock”) at an exercise price of $2.50 per share, subject to adjustment for certain distributions, stock splits, and issuances of Common Stock, as an incentive. The issuance of this warrant results in an additional debt discount that will be amortized to interest expense over the term of the debt using the effective interest method. The Antara Warrant 2020 is exercisable for ten years from the date of issuance. If the fair market value of the Antara Warrant Shares 2020 is greater than $2.50 at the end of the exercise period, then the Antara Warrant 2020 will be deemed to be exercised automatically and immediately prior to the end of the exercise period. Pursuant to the Antara Warrant 2020, the Company granted Antara Capital preemptive rights to purchase its pro rata share, determined based on the number of shares held by Antara Capital or into which warrants held by Antara Capital (including the Antara Warrant 2020) are exercisable, of capital stock issued by the Company after the issuance date of the Antara Warrants 2020, subject to certain excepted issuances.

Sale of Common Stock

On February 27, 2020, the Company sold a total of 1,260,000 shares of its Common Stock to related parties for aggregate gross proceeds of $3.2 million pursuant to the terms of a subscription agreement. The Company did not pay any underwriter discounts or commissions in connection with the sale of the shares. The shares of Common Stock sold have the right to convert into securities which bear the same terms as those offered to satisfy the Liquidity Milestone defined in the Incremental Amendment.

Amendment to Forbearance Agreement and Second Incremental Amendment to Financing Agreement

On March 24, 2020, the Company entered into an amendment to forbearance agreement and second incremental amendment to financing agreement (the “Second Incremental Amendment”), pursuant to which the Company obtained an additional $3.1 million in term loan commitments (the “Second Incremental Term Loans”) from Antara Capital on the same terms as its existing term loan commitments provided under the Financing Agreement.

The Second Incremental Term Loans bear interest at 12% per annum. Monthly interest payments will be due in cash, and all outstanding principal and interest will be due on the maturity date. The Second Incremental Term Loans may be prepaid at any time, subject to payment of a prepayment premium equal to (i) 7% of each prepayment made on or prior to September 16, 2020 and (ii) 5% of each prepayment made after September 16, 2020 but on or prior to September 16, 2021, with no premium due after September 16, 2021.

The Second Incremental Amendment also suspends the accrual of interest at the post-default rate until the end of the forbearance period. The forbearance period was scheduled to terminate on the earliest of (a) September 30, 2020, (b) the occurrence of any event of default other than the Specified Defaults, or (c) the date on which any breach of any of the conditions or agreements, including without limitation the Affirmative Covenants, provided in the Incremental Amendment or Second Incremental Amendment occurs. The Company paid all fees, costs, and expenses of the Collateral Agent and the lenders incurred in connection with the Incremental Amendment and the Second Incremental Amendment.

Waiver and Agreement to Issue Warrant

Effective March 31, 2020, the Company entered into a Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the Collateral Agent, pursuant to which modified a certain affirmative covenant and waived another affirmative covenant in the Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share as an incentive. The issuance of this warrant results in an additional debt discount that will be amortized to interest expense over the term of the debt using the effective interest method.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Second Amendment to Forbearance Agreement and Omnibus Amendment to Loan Agreement

On October 20, 2020, the Company entered into a second amendment to forbearance agreement and omnibus amendment to loan documents (the “Omnibus Amendment”). The Omnibus Amendment (i) extended the forbearance period until December 31, 2020, (ii) joined EVO Holding Company, LLC as a borrower under the Financing Agreement, (iii) authorized the Company and/or its subsidiaries to incur unsecured indebtedness of up to $10,000,000 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, and (iv) extended the timelines under which the Company and its subsidiaries are required to comply with certain affirmative covenants set forth in the Financing Agreement, Incremental Amendment, and Second Incremental Amendment.

The Omnibus Amendment contained the following additional covenants:

(i)

The Company was required to either (a) fully consummate the acquisition by EVO Equipment Leasing, LLC of 89 used CNG tractors on or before December 31, 2020 or (b) issue 1,174,800 shares of the Company’s common stock to the lenders.

The Company did not fully consummate the acquisition of the used CNG tractors by December 31, 2020 and was required to issue the 1,174,800 shares of the Company’s common stock to the lenders.

(ii)

The Company was required to issue to each of the lenders ratably warrants authorizing such lender to, on or after January 1, 2021, purchase its ratable share of up to 500,000 shares of the voting common stock of the Company at the price of $0.01 per share with a 10 year expiration.  If the Company or any of its subsidiaries had not repaid or partially repaid the obligations with the net proceeds (in the amount of at least $25.0 million) of a financing under the “Main Street Lending Program” on or before December 31, 2020, then the Company was required to issue an additional 1,000,000 warrants to the lenders.

The Company had not repaid the $25.0 million by December 31, 2020 and was therefore required to issue warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock to the lenders.

(iii)

All warrants previously issued to lenders, at the election of the lender holding same, will be exchanged without any cash consideration for warrants to purchase for $0.01 per share voting common stock of the Company at the rate of 0.64 warrants for shares of voting common stock of the Company.

As a result, warrants to purchase an aggregate of 7,925,000 shares of the Company’s common stock at a price of $2.50 per share were exchanged for an aggregate of 5,072,000 shares of the Company’s common stock at a price of $0.01 per share.

Second Omnibus Amendment to Loan Documents

On December 14, 2020, the Company entered into a second omnibus amendment to loan documents (the “Second Omnibus Amendment”) to, among other things, authorize EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, and Ritter Transportation Systems, Inc., each of which is a subsidiary owned directly or indirectly by the Company, to obtain a Main Street Loan in the amount of up to $17,033,000 under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act.  Pursuant to the Second Omnibus Amendment, the forbearance period was terminated and the Collateral Agent and other lenders agreed to waive all existing defaults or events of default under the Financing Agreement that occurred and were continuing as of the date of the Second Omnibus Amendment.  The Second Omnibus Amendment also extended the maturity date of the term loans under the Financing Agreement to the date that is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan or the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan, whichever occurs first.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

In addition, on March 24, 2020, the Company sold a total of 1,000,000 shares of its Series B Preferred Stock to Cuzick for aggregate gross proceeds of $3.0 million pursuant to the terms of a subscription agreement. The subscription agreement granted Cuzick the right to require the Company to repurchase shares of Series B Preferred Stock from Cuzick for an aggregate amount up to fifty percent of the USPS Reimbursements (the “Put Option”). On March 27, 2020, in a separate agreement, the Company and Cuzick entered into a waiver and warrant agreement pursuant to which Cuzick waived his right to exercise the Put Option in exchange for the Company agreeing to issue to Cuzick warrants to purchase up to 3,250,000 shares of Common Stock at an exercise price of $2.50 per share.

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

The Series B Preferred Stock is convertible at any time at the option of the holder or the Company at an initial conversion ratio of one share of Common Stock for each share of Series B Preferred Stock. The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations. If the Company is the party electing to exercise the conversion right, it must provide five days’ prior notice to the holders of the Series B Preferred Stock during which the holders of Series B Preferred Stock may elect to exercise their redemption right to receive cash in lieu of the Common Stock that would otherwise be issued by the Company in connection with the conversion. In addition, each share of Series B Preferred Stock will automatically convert to one share of Common Stock (i) if the closing price on all domestic securities exchanges on which the Common Stock may at the time be listed exceeds $3.00 per share for 90 consecutive trading days and the average daily trading volume of the Common Stock is at least 20,000 shares for that same period; (ii) immediately prior to closing a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) relating to an offer and sale of shares of Common Stock that generates gross proceeds of at least $25.0 million; or (iii) immediately prior to effectiveness of a registration statement under the Securities Act covering shares of Common Stock sold in a private offering that generates gross proceeds of at least $25.0 million. If the automatic conversion of Series B Preferred Stock pursuant to subpart (ii) or (iii) of the previous sentence occurs prior to the fifth anniversary of the date of issuance of the Series B Preferred Stock, then all dividends that would have accrued with respect to the Series B Preferred Stock for the period from the conversion date to the fifth anniversary of the issuance date will be deemed to automatically accrue and be treated as accrued and unpaid dividends on such Series B Preferred Stock as of immediately prior to conversion.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Paycheck Protection Program Loan

On April 15, 2020, the Company obtained a loan (the “Loan”) from BOKF, N.A. (dba Bank of Oklahoma) in the amount of $10.0 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

The Loan, which is memorialized by a Note dated April 15, 2020 issued by the Company, was scheduled to mature on April 15, 2022 and bore interest at a rate of 1.00% per annum, payable monthly commencing on November 15, 2020. The Company was able to prepay the Note at any time prior to maturity with no prepayment penalties. The principal amount of the Loan and accrued interest were eligible for forgiveness after eight weeks if the Company used the Loan proceeds for qualifying expenses, including payroll, rent, and utilities and the Company maintained its payroll levels.

The Company used the entire Loan amount for qualifying expenses, and the entire amount borrowed under the Loan was forgiven by the United States Small Business Administration (“SBA”) in July 2021.

Issuance of Contingent Consideration

During June 2020, the Company determined that the performance target specified in the Finkle acquisition had been achieved, and the Company became obligated to issue 870,317 shares of its common stock to satisfy the contingent consideration. The shares of common stock were subsequently issued by the Company during July 2020.

COVID-19

Beginning in March 2020, the U.S. and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of COVID-19, resulting in a significant downturn in the global economy.  The global economic downturn has had, and might continue to have, direct and indirect negative impacts on the Company, and future negative impacts cannot be accurately predicted.

The Company continues to operate its business through the COVID-19 pandemic and has taken numerous additional precautions to ensure the safety of its employees.  Specifically, management has implemented measures to enhance the sanitization process of the Company’s equipment and properties, increased the social distancing of its employees by working remotely where possible, and provided driving associates with personal protective equipment (PPE). The Company has incurred additional costs for PPE, sanitizing equipment, and longer work schedules due to distancing measures at facilities served by our drivers and has also lost revenues without corresponding cost reductions due to reduced customer demand driven by COVID-19.

We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. The effects of COVID-19 to date have not been material to our financial statements. However, COVID-19 may have a material adverse impact on our future revenue growth as well as our overall profitability. Further, a sustained downturn may also result in a decrease in the fair value of our goodwill or other long-lived assets, causing them to exceed their carrying value. This may require us to recognize an impairment of those assets.

Main Street Priority Loan Program Facility with Commerce Bank of Arizona, Inc.

On December 29, 2020, EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, and Ritter Transportation Systems, Inc. (collectively, the “Borrowers”), each of which is a subsidiary owned directly or indirectly by the Company, entered into a Loan Agreement dated December 14, 2020 (the “Loan Agreement”) and related documents (together with the Loan Agreement, the “Loan Documents”) for a loan in the amount of up to $17.0 million (the “Main Street Loan”) serviced by Commerce Bank of Arizona, Inc. (“Bank”) as lender under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act.  The Borrowers and the Bank subsequently entered into a Modification Agreement to the Loan Agreement dated December 22, 2020 (the “Modification Agreement”) and a Second Modification Agreement to the Loan Agreement dated December 23, 2020 (the “Second Modification Agreement”).  The Borrowers used all of the net proceeds of the Main Street Loan to refinance a portion of the amount outstanding under the Financing Agreement discussed above under the caption “Forbearance Agreement and Incremental Amendment to Financing Agreement” and to pay related prepayment premiums.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The Main Street Loan has a five-year term and bears interest at a rate equal to the sum of (i) 3% percent per year plus (ii) the rates per year quoted by Bank as Bank’s three month LIBOR rate based upon quotes of the London Interbank Offered Rate, as quoted for U.S. Dollars by Bloomberg, or other comparable services selected by Bank (the “LIBOR Index”).  Such interest rate will change once every third month on the fifth day of the month and will be the LIBOR Index on the day which is two banking days prior to the date the change becomes effective.

Accrued but unpaid interest on the Main Street Loan for loan year one (i.e., the period of December 14, 2020 to December 14, 2021) will be added to the principal amount of the Main Street Loan on December 14, 2021.  Following the end of loan year one, interest on the Main Street Loan will be payable quarterly on the 14th day of the last month of each calendar quarter (i.e., March 14, June 14, September 14, and December 14 of each year), with the first interest payment due on March 14, 2022. In addition, on December 14, 2023 and December 14, 2024, the Borrowers must make an annual payment of principal plus accrued but unpaid interest in an amount equal to fifteen percent (15%) of the outstanding principal balance of the Main Street Loan. The entire outstanding principal balance of the Main Street Loan, together with all accrued and unpaid interest, is due and payable in full on December 14, 2025. The Borrowers may prepay the Main Street Loan at any time without incurring any prepayment penalties.

The Loan Documents contain customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, cross default under other credit facilities, breaches of representations and covenants, and the occurrence of certain events. The Loan Documents also contain customary remedies for a facility of this type, exercisable following the occurrence of an event of default, including, among others, the rights to terminate Bank’s commitment under Loan Agreement, accelerate the maturity date, foreclose the liens and security interests securing the Main Street Loan, and all other rights and remedies available under the Loan Documents and applicable law.  As security for the Main Street Loan, the Borrowers granted Bank a security interest in and to substantially all of their respective properties, and the Company guaranteed the payment and performance of the Borrower’s obligations under the Loan Documents.

Contribution of Equity of Environmental Alternative Fuels, LLC to EVO Holding Company, LLC

In connection with the Main Street Loan, the Company contributed 100% of the issued and outstanding equity of Environmental Alternative Fuels, LLC (“EAF”) to EVO Holding Company, LLC (“EVO Holding”) with the consent of Danny Cuzick as the holder of certain previously disclosed promissory notes that are secured in part by the assets of EAF.  In consideration of Danny Cuzick’s consent to the contribution, the Company agreed to (a) indemnify Danny Cuzick for up to $0.5 million in connection with Danny Cuzick’s guaranty of certain obligations of the Company and its subsidiaries to Mercedes-Benz Financial Services USA LLC and (b) issue to Danny Cuzick a warrant (the “Cuzick Warrant”) to purchase up to 1,000,000 shares of common stock of the Company at the cost of $0.01 per share.  Danny Cuzick is a member of the Company’s Board.

The Cuzick Warrant was offered and sold as part of a private placement solely to “accredited investors” as that term is defined under Rule 501(a) under the Securities Act pursuant to exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Company did not pay any underwriter discounts or commissions in connection with the issuance of the Cuzick Warrant.

United States Postal Service Settlement

On January 19, 2021, the Company and the USPS entered into a settlement agreement whereby the USPS agreed to pay approximately $7.1 million to one of the Company’s subsidiaries for underpayments on transportation services provided to the USPS under certain Dynamic Route Optimization (“DRO”) contracts from January 14, 2018 to September 30, 2020.  Subsequently, on February 19, 2021, the Company and the USPS entered into an additional settlement agreement whereby the USPS agreed to pay approximately $17.5 million to certain other Company subsidiaries for underpayments on transportation services provided to the USPS under other DRO contracts from January 14, 2018 to September 30, 2020.  In connection with the settlement agreements, the Company and the USPS agreed to make certain adjustments to the Company’s DRO contracts, including rate adjustments effective for the fourth quarter of 2020 and future periods.  As a result of those adjustments, the USPS agreed to pay an additional $3.8 million to the Company for transportation services provided in the fourth quarter of 2020. The USPS has made all payments associated with these settlement agreements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Agreement with Triumph Business Capital

On March 9, 2021, the Company and Advance Business Capital LLC d/b/a Triumph Business Capital (“Triumph”), the Company’s factoring lender, entered into a Letter-of-Intent and Memo of Understanding (the “Triumph LOI”) related to the application of $17.5 million of proceeds received from the USPS arising out of prior underpayments on certain DRO contracts.  Pursuant to the Triumph LOI, the parties agreed that Triumph would remit $11.0 million of net proceeds to the Company and that Triumph would retain approximately $6.9 million of net proceeds and apply that amount to reduce the outstanding principal amount of the Company’s factoring advances.  The parties further agreed that EVO will repay the remaining balance of approximately $6.9 million in 48 equal monthly installments beginning January 1, 2022, and that Triumph will apply funds held in reserve against the approximately $800,000 remaining balance for advances that Triumph made to the Company in September 2020.  The parties also agreed to work together to wind down their factoring relationship, including waiver of any applicable termination fees.

Settlement Agreement and Release

On March 17, 2021, the Company entered into a Settlement Agreement and Releases dated March 12, 2021 (the “Settlement Agreement”) between the Company, Midwest Bank (“Midwest”), Dan Thompson II, LLC (“DTII”), Antara Capital LP, Antara Capital Master Fund LP, Antara Capital GP, LLC, Antara Capital Fund GP LLC, CEOF Holdings, LP and Himanshu Gulati (collectively, “Antara Group”), and Danny R. Cuzick, individually and as Holders’ Representative on behalf of Damon R. Cuzick, Theril H. Lund, and Thomas J. Kiley (the “Individual Parties”) related to a draft complaint that Midwest and DTII sent to the Company on or about November 5, 2020 (the “Draft Complaint”), asserting claims based on breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference with contract and unjust enrichment.  The Draft Complaint related to that certain Secured Convertible Promissory Note (the “DTII Note”) in the principal amount of $3,000,000 dated July 20, 2018 issued by the Company to DTII and the note purchase agreement and security agreement related thereto (the “DTII Agreements”). The Company denied all claims asserted by Midwest and DTII and would have asserted various defenses to the Draft Complaint had it been filed.

The Settlement Agreement provided for various releases among the parties and their respective representatives, successors, and assigns, including releases arising out of or related to the DTII Note, the DTII Agreements, and all facts, events and occurrences described in the Draft Complaint.  The Company denied any liability regarding the Draft Complaint in connection with the Settlement Agreement.  Pursuant to the Settlement Agreement, the Company agreed to purchase from Midwest, as successor to DTII, the DTII Note and the DTII Agreements.  As consideration for the DTII Note and DTII Agreements, the Company paid $500,000 in cash to Midwest and issued to Midwest a warrant to purchase up to 1,250,000 shares of common stock of the Company at a price of $0.01 per share.   The Company also agreed to exchange the warrant issued to DTII in connection with the DTII Note to purchase up to 1,200,000 shares of common stock of the Company at a price of $2.50 per share for (i) a warrant to purchase up to 950,000 shares of common stock of the Company at a price of $2.50 per share and (ii) a warrant to purchase up to 250,000 shares of common stock of the Company at a price of $0.01 per share.

Purchase and Cancellation of Secured Convertible Promissory Notes

In March and April 2021, the Company entered into certain Note Purchase Agreements and Releases (the “Note Purchase Agreements”) between the Company and certain holders (the “Holders”) of Secured Convertible Promissory Notes (the “2018 Convertible Notes”) in the principal amount of $555,000 issued by the Company in July and August 2018 to the Holders and the note purchase agreements and security agreements related thereto (the “2018 Convertible Note Agreements”).

The Note Purchase Agreements provide for various releases by the Holders and their respective representatives, successors, and assigns, including releases arising out of or related to the 2018 Convertible Notes and the 2018 Convertible Note Agreements.  Pursuant to the Note Purchase Agreements, the Company agreed to purchase the 2018 Convertible Notes and the 2018 Convertible Note Agreements from the Holders.  As consideration for the 2018 Convertible Notes and the 2018 Convertible Note Agreements, the Company agreed to pay approximately $92,000 in cash to the Holders and to issue to the Holders warrants (the “Holder Warrants”) to purchase an aggregate of up to 231,453 shares of common stock of the Company at a price of $0.01 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed in a current report filed with the SEC on January 11, 2019, the Company’s board of directors approved the dismissal of Plante Moran and approved the appointment of Marcum LLP (“Marcum”) as the Company’s new independent registered public accounting firm.

Plante Moran did not report on the Company’s financial statements for any period, and therefore, during the two most recent fiscal years ended December 31, 2019 and 2018, and through the date of Plante Moran’s dismissal, (1) there were no disagreements between the Company and Plante Moran on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Plante Moran would have caused them to make reference thereto in their reports on the Company’s financial statements for such years and (2) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K except as previously disclosed.

During the two most recent fiscal years ended December 31, 2019 and 2018, and through the subsequent interim period preceding Marcum’s engagement, the Company did not consult with Marcum on either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on the Company’s financial statements, and Marcum did not provide either a written report or oral advice to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

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

In accordance with Exchange Act rules 13a-15 and 15d-15, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2019, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures” including limitations in management’s evaluation of internal controls as a result of insufficient documentation of internal controls under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Based on the Company’s evaluation, it identified material weaknesses in internal control over financial reporting described below, and management concluded that our internal control over financial reporting was not effective as described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses were:

•

The Company had not fully implemented the necessary internal controls under the COSO (2013 Framework) to design, test and evaluate the operating effectiveness of its internal control over financial reporting;

•	The Company’s management and board of directors had insufficient oversight of the design and operating effectiveness of the Company’s disclosure controls and internal control over financial reporting;
•	The Company had insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements;
•

The Company failed to maintain effective controls over the period-end financial reporting process, including controls with respect to identification of unrecorded liabilities; revenue reconciliations to ensure appropriate revenue recognition; payroll reconciliations; preparation and disclosure of provision for income taxes; and account-level reconciliations in the general ledger, resulting in numerous adjusting entries identified by the Company and identified through audit procedures;

•	The Company failed to maintain effective controls over the recording of business combinations to ensure purchase accounting was properly reconciled in the general ledger;
•

The Company did not have sufficient internal personnel resources to review the financial statements and notes to the financial statements prepared by external consultants and professionals to ensure accuracy and completeness; and

•

The Company failed to maintain effective controls over journal entries, both recurring and nonrecurring, and did not maintain proper segregation of duties. Journal entries were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy. In most instances, persons responsible for reviewing journal entries for validity, completeness and accuracy were also responsible for preparation.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2019, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. Our management intends to implement the remediation steps discussed below to address the material weaknesses and to improve our internal control over financial reporting.

Management’s Remediation Plan

In light of the control deficiencies identified at December 31, 2019, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and plan to implement the specific remediation initiatives described below:

•

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

•

We intend to implement a procedure that ensures timely review of the consolidated financial statements, notes to our consolidated financial statements, and our Annual and Quarterly Reports on Forms 10-K and 10-Q by our chief executive officer, chief financial officer, our board of directors, and our audit committee, prior to filing with the SEC.

•	We intend to develop and implement enhanced internal control review procedures and documentation standards aligned with the COSO 2013 Framework.
•

We intend to design and implement a formalized financial reporting process that includes balance sheet and other reconciliations, properly prepared, supported and reviewed journal entries, properly segregated duties, and properly completed and approved close checklist and calendar.

•	We intend to hire additional experienced individuals to prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP.
•	We have relied and will continue to rely upon outside professionals to assist with our external reporting requirements to ensure timely filing of our required reports with the SEC.
•

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

Item 9B. Other Information.

The disclosures in Note 15, Subsequent Events, to the consolidated financial statements under the captions “Stock Options,” “Issuance of Contingent Consideration,” “United States Postal Service Settlement,” “Agreement with Triumph Business Capital,” and “Purchase and Cancellation of Secured Convertible Promissory Notes” are hereby incorporated by reference into this Item 9B.

Separation Agreement and Release

John Sheehy’s employment with the Company terminated effective October 9, 2020.  On February 9, 2021, the Company entered into a Separation Agreement and Release with Mr. Sheehy, pursuant to which the Company agreed to partially waive certain non-competition and employee non-solicitation covenants in Mr. Sheehy’s Employment Agreement and that certain Acquisition Option Agreement dated September 5, 2018 between the Company, Sheehy Enterprises, Inc., Robert Sheehy, and John Sheehy in exchange for an acknowledgement of Mr. Sheehy’s continuing obligations under such agreements and a release of claims. Mr. Sheehy was the former Chief Information Officer of the Company.

Departure of Chief Restructuring Officer and Director

On March 12, 2021, Michael Bayles, the Company’s chief restructuring officer and a member of the Company’s board of directors, notified the Company’s chief executive officer that he is resigning from his position as chief restructuring officer and as a member of the Company’s board of directors effective as of the close of business on March 12, 2021.  Mr. Bayles’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of Chief Administrative Officer

On February 1, 2021, the Company’s board of directors appointed R. Scott Wheeler, a member of the Company’s board of directors, to serve as chief administrative officer of the Company.

Mr. Wheeler has served as a director of the Company since August 2018 and as a member of our compensation committee since February 7, 2019 and brings a wealth of experience in the industrials industry as a financial and business management executive.  From January 2018 to September 2019, he served as the president of Daseke, Inc. (NASDAQ: DSKE), the largest provider of flatbed and specialized transportation in North America, and he served as a member of the Board of Directors of Daseke from December 2016 to September 2019. Previously, he served as the Chief Financial Officer and Executive Vice President of Daseke from February 2015 to January 2018 and as Daseke’s Senior Vice President and Corporate Chief Financial Officer from August 2012 to February 2015. where he also previously served as CFO. Mr. Wheeler has extensive expertise in building and managing high growth organizations, as he was instrumental in growing Daseke from $50 million in revenue to a $1.7 billion run rate. He has also served on several boards, including Compass Bank-Dallas, and was named the Dallas Business Journals CFO of the year in 2015.

Except as described in this Annual Report on Form 10-K, there are no related party transactions involving Mr. Wheeler that are reportable under Item 404(a) of Regulation S-K.

R. Scott Wheeler Employment Agreement

On February 1, 2021, the Company entered into an executive employment agreement with Mr. Wheeler (the “Wheeler Employment Agreement”) pursuant to which Mr. Wheeler will serve as the interim chief administrative officer of the Company. The Wheeler Employment Agreement provides for an initial term of one year, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the Wheeler Employment Agreement, Mr. Wheeler will be entitled to base compensation of $200,000 per year, incentive compensation based on Mr. Wheeler’s performance as determined by the Company’s board of directors. Upon commencement of Mr. Wheeler’s employment term, the Company agreed to issue to Mr. Wheeler warrants to purchase 750,000 shares of the Company’s common stock at a strike price equal to the strike price determined to be used in 2021 for equity incentives for board members and executives but no higher than a strike price of $2.50 per share.  250,000 of the options issuable to Mr. Wheeler will vest upon issuance, and the remaining warrants will vest in two installments of 250,000 each in the two immediately succeeding fiscal quarter ends. In addition, Mr. Wheeler will be entitled to additional awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

If Mr. Wheeler is terminated without cause or he resigns with good reason, he will be entitled to receive severance, subject to his execution and non-revocation of a release of claims in favor of the Company and its officers, directors and affiliates, equal to any unpaid base salary, reimbursement for unpaid expenses and all other accrued payments or benefits through his termination date, plus twelve months of his annual base salary at the level in effect immediately prior to his termination date. The Wheeler Employment Agreement also includes a customary confidentiality covenant and twelve-month post-termination non-competition and nonsolicitation covenants.

Departure of Chief Accounting Officer

On May 3, 2021, Jim Soller, the Company’s chief accounting, notified the Company’s chief financial officer that he is resigning from his position as chief accounting officer as of the close of business on May 14, 2021.  Mr. Soller’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of Director

On May 13, 2021, the Company’s board of directors appointed Tony Coelho to serve as a member of the Company’s board to fill a vacancy on the board.  On August 3, 2021, Mr. Coelho was appointed to serve as a member of the compensation committee of the board.  Mr. Coelho was a prominent member of the U.S. House of Representatives from 1978 – 1989. While a member of the House of Representatives, he authored the Americans with Disabilities Act, widely recognized as one of the most important pieces of civil rights legislation in the last 40 years.  After leaving Congress, he joined Wertheim Schroder & Company, an investment banking firm in New York, and became president and CEO of Wertheim Schroder Financial Services from 1990 to 1995.  From 1995 to 1997, he served as chairman and CEO of an education and training technology company that he established and subsequently sold.  In 1998, President Clinton appointed him as the U.S. Commissioner General for the World’s Fair in Lisbon, Portugal.  He served as general chairman of the presidential campaign of former Vice President Al Gore from April 1999 until June 2000.  Since 1997, Mr. Coelho has worked independently as a business and political consultant.  Mr. Coelho also served as chairman of the President’s Committee on Employment of People with Disabilities from 1994 to 2001.  He previously served as chairman of the board of the Epilepsy Foundation and chairman of the board for the American Association for People with Disabilities.  Mr. Coelho has served on a number of boards, including those of Circus Circus, Warren Resources, Kaiser Resources and Cyberonics.  Since 1991, he has been a member of the board of Service Corporation International (NYSE: SCI), a publicly traded company, as its lead independent director. Mr. Coelho has been a member of the board of directors of Esquire Financial Holdings, Inc. (NASDAQ: ESQ), a publicly traded company, since 2010 and has served as chairman of its board since August 2018.  He has also served as a director of AudioEye, Inc. (NASDAQ: AEYE), a publicly traded company, since 2014 and serves as chair of its nominating and corporate governance committee and on its compensation and audit committees. Mr. Coelho earned a Bachelor of Arts degree in Political Science from Loyola Marymount University in 1964. We believe that Mr. Coelho’s political acumen and contacts, as well as his extensive executive, financial and business experience, qualify him to serve as a director.

Appointment of Principal Accounting Officer

On May 18, 2021, the Company’s board of directors appointed Amy Harp, the Company’s controller, to serve as the Company’s principal accounting officer. Mrs. Harp has served as the Company’s VP, Controller since December 2020.   Prior to joining EVO, Amy was at Early Warning Services and DBM Global as Assistant Controller from 2016 through November of 2020.  From 2010 through 2016, Amy was at Apollo Education Group where she held various roles of increasing responsibility, including the role of Director in Corporate Accounting with oversight of the AR, revenue, and student related liability portions of the financial statements. She joined Apollo Education Group from Protiviti where she was responsible for understanding entire business processes to effectively carry out audits or to help ensure the control framework was designed and operating effectively.  Amy received her Bachelor of Science in Business Administration in Accounting degree from University of Arizona and is a member of the Arizona Society of Certified Public Accountants.  Amy is a Certified Public Accountant in Arizona.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s officers and directors. All ages are stated as of April 15, 2021.

Name	Age	Position
Thomas J. Abood	57	Chief Executive Officer, Director
Eugene Putnam	61	Chief Financial Officer
Damon R. Cuzick	39	Chief Operating Officer
Billy (Trey) Peck Jr.	37	Executive Vice President
Amy Harp	35	Controller
Scott M. Honour	54	Director
Danny R. Cuzick	62	Director
R. Scott Wheeler	64	Director
Scott C. Smith	61	Director
Mark Anderson	60	Director
Alexandre Zyngier	51	Director
Anthony Coelho	78	Director

Thomas J. Abood.  Mr. Abood has served as Chief Executive Officer of the Company since September 20, 2019, has served as a director of the Company since November 2016 and as the chair of our nominating committee since February 7, 2019. From 1994 to 2014, Mr. Abood was an owner and Executive Vice President, General Counsel and Secretary of Dougherty Financial Group LLC. His principal responsibilities included leadership and management of DFG’s investment advisory business division (2004-2014) and supervision of its legal, compliance and human resources departments. Prior to 1994, Mr. Abood was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom. Mr. Abood is a member of the Board of Directors and chair of the Audit Committee of NELSON Worldwide, LLC, a national architectural, interior design and engineering firm, a trustee of the Board of Trustees of SBH Funds, a family of investment companies sponsored by the investment advisory firm Segall Bryant and Hamill and a director and chair of the compensation committee of Perception Capital Corp II, a special purpose acquisition corporation. Mr. Abood is past Chair of the Board of the Directors of MacPhail Center for Music, Chair of the Archdiocesan Finance Counsel of the Archdiocese of St. Paul and Minneapolis, past Chair of the Board of Directors of Citation Jet Pilots, Inc. He is past Chair of the Board of Governors of the University of St. Thomas School of Law, past Chair of the Board of Directors of the Minnesota Children’s Museum and past President and Governor, The Minikahda Club. Mr. Abood received his JD degree from Georgetown University Law Center, cum laude and his BBA from University of Notre Dame, magna cum laude. We believe that Mr. Abood’s legal and management experience described above, his significant investing experience and his experience serving on various boards make him well qualified to serve as our chief executive officer and as a member of our board of directors.

Eugene Putnam. Mr. Putnam has served as the Company’s chief financial officer since July 22, 2019. Prior to joining the Company, Mr. Putnam served as an industry advisor to a private equity firm from March 2017 through September 2017 and prior to that, served as President and Chief Financial Officer of Universal Technical Institute, Inc. (“UTI”) from March 2011 until November 2016.  Mr. Putnam served as Executive Vice President and Chief Financial Officer of UTI from July 2008 to March 2011 and as UTI’s interim Chief Financial Officer from January 2008 to July 2008. From June 2005 to May 2007, Mr. Putnam served as Executive Vice President and Chief Financial Officer of Aegis Mortgage Corporation.  From July 2003 to June 2005, Mr. Putnam served as President of Coastal Securities L.P., and from March 2001 to March 2003, Mr. Putnam served as Executive Vice President and Chief Financial Officer of Sterling Bancshares, Inc.  Mr. Putnam also spent 14 years as Director of Investor Relations and in various corporate finance positions with SunTrust Banks, Inc.  Mr. Putnam also serves as a director of Community Bankers Trust Corporation. Mr. Putnam received his MBA from the University of North Carolina at Chapel Hill and holds a BS in Economics from the University of California, Los Angeles.

Damon R. Cuzick. Mr. Cuzick has served as chief operating officer of the Company since October 2020, a role he previously held from February 2017 to September 2018.  Mr. Cuzick previously served as president of the Company from September 2018 to October 2020. Mr. Cuzick has been an active businessman and company owner since 2004. In 2004, Damon co-founded both March Development Company, a commercial real estate development company focused on retail shopping centers and office buildings in Phoenix, Arizona, and Cuzick Van Pelt Commercial Group, a related brokerage company. The companies combined for over $40 million in annual sales, and in 2007 merged into Don Bennett Partners, another real estate development company. Damon continued working at Don Bennett Partners until he sold his interest in that company in 2008. From 2008 to 2015, Damon worked with his father, Danny Cuzick, at Freightliner of Arizona, a class 8 truck dealership. Damon’s responsibilities at Freightliner of Arizona included the design, development and construction of a new state-of-the-art corporate headquarters in Tolleson, Arizona and the acquisition of a competing dealership in Tucson, Arizona. In 2012, Damon, his father and two additional partners formed EVO CNG, LLC, a company dedicated to building compressed natural gas fueling stations for the class 8 trucking industry. Damon has acted as the Chief Operating Officer of EVO CNG since its inception, overseeing the development of six CNG stations in Texas, Arizona, California and Wisconsin, as well as customer service, sales and day-to-day operations.

Billy (Trey) Peck Jr. Mr. Peck has served as the Company’s executive vice president of business and corporate development since October 2020, a role he previously held from June 2018 until March 2020.  Mr. Peck previously served as chief operating officer of the Company from March 2020 to October 2020. In his role as executive vice president of business and corporate development, he led the Company’s development of new and existing contracts with the USPS.  He also assisted in initial set up of new service sites for new contract arrangements with the USPS. Mr. Peck previously served as chief executive officer of Thunder Ridge Transport, Inc. (“Thunder Ridge”), a transportation company engaged in the business of fulfilling government and corporate contracts for freight trucking services. Under Mr. Peck’s leadership, Thunder Ridge’s annual revenues grew from approximately $2.5 million in 2011 to approximately $50 million in 2018. Mr. Peck’s background in leading and operating a transportation business, particularly one that contracts with the USPS, supports his promotion to chief operating officer of the Company.  Mr. Peck has an executive Master of Business Administration degree from Nova Southeastern University and a Bachelor of Arts in Business Administration from Flagler College.

Amy Harp. Mrs. Harp has served as the Company’s VP, Controller since December 2020 and as its principal accounting officer since May 2021.   Prior to joining EVO, Amy was at Early Warning Services and DBM Global as Assistant Controller from 2016 through November of 2020.  From 2010 through 2016, Amy was at Apollo Education Group where she held various roles of increasing responsibility, including the role of Director in Corporate Accounting with oversight of the AR, revenue, and student related liability portions of the financial statements. She joined Apollo Education Group from Protiviti where she was responsible for understanding entire business processes to effectively carry out audits or to help ensure the control framework was designed and operating effectively.  Amy received her Bachelor of Science in Business Administration in Accounting degree from University of Arizona and is a member of the Arizona Society of Certified Public Accountants.  Amy is a Certified Public Accountant in Arizona.

Scott M. Honour. Mr. Honour has served as chairman of our board of directors since October 2020, as a director of the Company since November 2016, and as a member of our audit committee since February 2019, and is a Co-founder of Titan. Mr. Honour also serves as Managing Partner of Northern Pacific Group, a Wayzata, Minnesota based private equity firm. Previously, from 2002 to 2012, he was Senior Managing Director of The Gores Group, a Los Angeles based private equity firm with $4 billion of capital under management. Prior to that, Mr. Honour was a Managing Director at UBS Investment Bank from 2000 to 2002 and an investment banker at DLJ from 1991 to 2000. He began his career at Trammell Crow Company in 1988. Mr. Honour also co-founded YapStone, Inc. in 1999. Mr. Honour serves as chairperson of the board of directors of Sustainable Opportunities Acquisition Corp.  Mr. Honour holds a BS in business administration and a BA in economics from Pepperdine University and an MBA in finance and marketing from the Wharton School of the University of Pennsylvania. We believe that Mr. Honour’s significant experience in transaction planning and private equity investments make him well qualified to serve as a member of our board of directors.

Danny R. Cuzick. Danny Cuzick has served as a director of the Company since February 2017 and is a lifelong entrepreneur and business owner. In 1981, Danny opened his first business, a retail jewelry store called Cuzick Jewelers, in Glendale, Arizona; a business which he still owns. Mr. Cuzick has also owned and operated numerous other businesses, including a flower shop and lighting store. In the mid-1990s Mr. Cuzick partnered with a Phoenix-based contracting company to start developing residential real estate. The success of that venture led him into the commercial arena and Mr. Cuzick has been a part of developing and owning numerous shopping centers and office buildings in the metro Phoenix area, as well as many large parcels of land throughout the Salt River Valley. In 2005, Mr. Cuzick purchased Freightliner of Arizona, two class 8 truck dealerships. At the time of purchase, the dealerships had two facilities and revenues of approximately $100 million. Under Mr. Cuzick’s leadership, the dealerships expanded to include four locations and revenues of over $400 million until he sold his interest in Freightliner of Arizona in April 2015. In 2012, Mr. Cuzick, his son Damon and two additional partners formed EVO CNG, LLC, a company dedicated to building compressed natural gas fueling stations for the class 8 trucking industry. Mr. Cuzick acted as the Manager of EVO CNG from its inception until the sale of EAF, EVO CNG’s parent company, in February 2017. Mr. Cuzick has always been a family man and is most proud of his 11 children and 12 grandchildren. We believe that Mr. Cuzick’s significant experience as an entrepreneur and business owner and his experience in the trucking and CNG industries make him well qualified to serve as a member of our board of directors.

R. Scott Wheeler. Scott Wheeler has served as a director of the Company since August 2018 and as a member of our compensation committee since February 7, 2019 and brings a wealth of experience in the industrials industry as a financial and business management executive.  Mr. Wheeler has also served as the chief administrative officer of the Company since January 2021. From January 2018 to September 2019, he served as the president of Daseke, Inc. (NASDAQ: DSKE), the largest provider of flatbed and specialized transportation in North America, and he served as a member of the Board of Directors of Daseke from December 2016 to September 2019. Previously, he served as the Chief Financial Officer and Executive Vice President of Daseke from February 2015 to January 2018 and as Daseke’s Senior Vice President and Corporate Chief Financial Officer from August 2012 to February 2015. where he also previously served as CFO. Mr. Wheeler has extensive expertise in building and managing high growth organizations, as he was instrumental in growing Daseke from $50 million in revenue to a $1.7 billion run rate. He has also served on several boards, including Compass Bank-Dallas, and was named the Dallas Business Journals CFO of the year in 2015. We believe that Mr. Wheeler’s significant business management experience and his experience in the trucking industry make him well qualified to serve as a member of our board of directors.

Scott C. Smith. Scott Smith has served as a director of the Company since August 2018 and as the chair of our compensation committee since February 2019 and has an extensive background as a seasoned HR executive with over 30 years of experience in managing human resources for private and publicly traded companies. He brings a proven track record of aligning HR functions with business strategies to drive growth. Mr. Smith currently serves as the managing partner for TowerHunter, a boutique executive search company he co-founded with notable clients in the healthcare, insurance, financial services, and logistics sectors. In addition, he is a managing partner for Fahrenheit Group, a financial services and human resources consulting and professional services firm headquartered in Richmond, Va. He is currently a board member for the Greater Phoenix Chamber of Commerce. Previously, Mr. Smith served in senior HR positions at Washington Inventory Service, VLSI Technology and American Express as well as the co-president of the Arizona Human Resources Executive Forum. We believe that Mr. Smith’s significant human resources and general business experience make him well qualified to serve as a member of our board of directors.

Mark Anderson. Mark Anderson has served as a director of the Company since October 2018 and as the chair of our audit committee since February 2019. Mr. Anderson brings over 30 years of experience in audit, accounting and finance with professional designations as a Certified Public Accountant and a Chartered Global Management Accountant. He is currently the Chief Financial Officer of Delta Dental of Arizona, a $225 million dental service corporation that is part of the $20 billion Delta Dental Plans Association. He has led the company through the last 15 years of significant growth as the finance leader with additional responsibilities that include information technology, risk management, human resources and facilities management. Mr. Anderson has also worked closely with the CEO and other executives on strategic planning and business development initiatives. Mr. Anderson also serves as staff for the Audit/Investment Committee and the Finance Committee.

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

Prior to joining UHG, Mr. Anderson worked for over 6 years as an associate and senior accountant for CBIZ/Mayer Hoffman McCann (formerly Miller Wagner & Co, CPA’s), a regional CPA firm in Phoenix, Arizona where he gained experience in audit, corporate and individual tax, and business consulting.

Mr. Anderson has served on several boards as audit committee chair and board chair including the Arizona Society of Certified Public Accountants, Southwest Human Development, and the Arizona Coyotes Foundation.

Mr. Anderson holds a B.S. in Accounting from Brigham Young University and is a Certified Public Accountant in the state of Arizona. He and his wife have lived in Phoenix, Arizona for over 32 years and are the parents of four children and three grandchildren. We believe that Mr. Anderson’s significant accounting expertise and his experience serving as a board member and audit committee member for companies in a variety of industries make him well qualified to serve as a member of our board of directors.

Alexandre Zyngier.  Alexandre Zyngier has served as a director of the Company since December 2020 and as a member of our audit committee since April 2021. Mr. Zyngier has been the Managing Director of Batuta Advisors since founding it in August 2013. The firm pursues high return investment and advisory opportunities in the distressed and turnaround sectors. Mr. Zyngier has over 20 years of investment, strategy, and operating experience. He is currently a director of Atari SA and certain other private entities. Before starting Batuta Advisors, Mr. Zyngier was a portfolio manager at Alden Global Capital from February 2009 until August 2013, investing in public and private opportunities. He has also worked as a portfolio manager at Goldman Sachs & Co. and Deutsche Bank Co. Additionally, he was a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble. Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BS in Chemical Engineering from UNICAMP in Brazil. We believe Alex’s significant finance and business expertise and his experience serving as a board member for companies in a variety of industries make him well-qualified to serve as a member of our board of directors.

Anthony Coelho.  Tony Coelho has served as a director of the Company since May 2021 and as a member of our compensation committee since August 2021. Mr. Coelho was a prominent member of the U.S. House of Representatives from 1978 – 1989. While a member of the House of Representatives, he authored the Americans with Disabilities Act, widely recognized as one of the most important pieces of civil rights legislation in the last 40 years.  After leaving Congress, he joined Wertheim Schroder & Company, an investment banking firm in New York, and became president and CEO of Wertheim Schroder Financial Services from 1990 to 1995.  From 1995 to 1997, he served as chairman and CEO of an education and training technology company that he established and subsequently sold.  In 1998, President Clinton appointed him as the U.S. Commissioner General for the World’s Fair in Lisbon, Portugal.  He served as general chairman of the presidential campaign of former Vice President Al Gore from April 1999 until June 2000.  Since 1997, Mr. Coelho has worked independently as a business and political consultant.  Mr. Coelho also served as chairman of the President’s Committee on Employment of People with Disabilities from 1994 to 2001.  He previously served as chairman of the board of the Epilepsy Foundation and chairman of the board for the American Association for People with Disabilities.  Mr. Coelho has served on a number of boards, including those of Circus Circus, Warren Resources, Kaiser Resources and Cyberonics.  Since 1991, he has been a member of the board of Service Corporation International (NYSE: SCI), a publicly traded company, as its lead independent director. Mr. Coelho has been a member of the board of directors of Esquire Financial Holdings, Inc. (NASDAQ: ESQ), a publicly traded company, since 2010 and has served as chairman of its board since August 2018.  He has also served as a director of AudioEye, Inc. (NASDAQ: AEYE), a publicly traded company, since 2014 and serves as chair of its nominating and corporate governance committee and on its compensation and audit committees. Mr. Coelho earned a Bachelor of Arts degree in Political Science from Loyola Marymount University in 1964. We believe that Mr. Coelho’s political acumen and contacts, as well as his extensive executive, financial and business experience, qualify him to serve as a director.

Arrangements or Understandings pursuant to which Executive Officers and Directors were Appointed

The Company acquired all of the outstanding equity interests of Titan CNG LLC, a Delaware limited liability company, on November 22, 2016 pursuant to an Agreement and Plan of Securities Exchange by and among the Company, Titan CNG LLC, and the holders of 100% of the outstanding equity interests of Titan CNG LLC. At the effective time of the securities exchange, the Company increased the size of its board of directors from three to four members and appointed Scott M. Honour and Thomas J. Abood as directors.

On January 11, 2017, the Company acquired all of the membership interests of Environmental Alternative Fuels, LLC, a Delaware limited liability company (“EAF”), under a securities exchange agreement with EAF, EVO CNG, LLC, a Delaware limited liability company and wholly-owned subsidiary of EAF, and the members of EAF. In connection with the closing of the securities exchange, the Company increased the size of its board of directors and appointed Danny Cuzick as a director and Damon Cuzick as chief operating officer of the Company. Danny and Damon Cuzick were the principal equity holders of EAF Damon Cuzick subsequently was appointed to serve as president of the Company in September 2018.

On June 1, 2018, the Company entered into an equity purchase agreement with Billy (Trey) Peck Jr., pursuant to which the Company acquired all of the issued and outstanding shares in Thunder Ridge from Mr. Peck and Thunder Ridge became a wholly-owned subsidiary of the Company. In connection with the acquisition, the Company entered into an employment agreement with Mr. Peck to serve as executive vice president of business development for the Company. On March 27, 2020, Mr. Peck was promoted to chief operating officer of the Company.

(b) Family Relationships.

Danny R. Cuzick, one of our directors, is the father of Damon R. Cuzick, our chief operating officer and former president. There are no other family relationships among our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year ended December 31, 2019, except that (i) Sheehy Enterprises, Inc. failed to file any Forms 3 or 4 reporting one transaction; (ii) Antara Capital Master Fund L.P. failed to timely file a Form 3 reporting one transaction and misreported the number of securities involved, which subsequently was corrected in Form 3/A filing; (iii) Danny Cuzick failed to file any Forms 3 or 4 reporting two transactions; (iv) Thomas J. Abood failed to file two Forms 4 reporting two transactions; (v) Eugene Putnam failed to file a Form 4 reporting one transaction; (vi) Scott C. Smith failed to file a Form 4 reporting one transaction; (vii) Arthur B. Laffer failed to file a Form 4 reporting one transaction; (viii) Mark Anderson failed to file a Form 4 reporting one transaction; and (ix) R. Scott Wheeler failed to file a Form 4 reporting one transaction.

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

On February 7, 2019, the Board established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating Committee. The Audit and Compensation committees have written charters, copies of which are included as Exhibits 99.1 and 99.2 to the Company’s Annual Report on Form 10-K filed on May 30, 2019. The Nominating Committee has not yet completed its charter. The Board determined that Mark M. Anderson, a member of our Board and Audit Committee of our Board, qualifies as an “audit committee financial expert” as that term is defined by Item 407(d)(5)(ii) of Regulation S-K.

The following table sets forth certain information regarding the composition of each standing committee:

Name	Audit Committee	Compensation Committee	Nominating Committee
Scott M. Honour	X
Danny R. Cuzick
Thomas J. Abood			X (Chair)
R. Scott Wheeler		X
Scott C. Smith		X (Chair)
Mark Anderson	X (Chair)
Alexandre Zyngier	X
Anthony Coelho		X

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

Compensation Committee

Our Compensation Committee is comprised of three members, two of whom are independent directors as defined under the rules of NASDAQ, and is responsible for performing such tasks as (i) assisting in defining our executive compensation philosophy and administering our compensation plans; (ii) reviewing management’s recommendations with respect to the salaries and any bonuses paid and equity grants awarded to executives; (iii) reviewing our retirement plans and employee benefits, if we adopt any; (iv) overseeing and evaluating compensation-related risks; and (v) reviewing and recommending to the full board for approval the compensation-related discussion appearing in our annual proxy statement or information statement or other filings with the SEC.

Nominating Committee

Our Nominating Committee is comprised of only the chair at this time and has not yet adopted a charter.

Stockholder Nominations of Director Candidates for Election to the Board

The Nominating Committee will consider director candidates recommended by stockholders. The Nominating Committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. To nominate a director for election at our next meeting of stockholders, a stockholder must submit such nomination in writing to our Chief Executive Officer at 2075 West Pinnacle Peak Rd. Suite 130, Phoenix, AZ 85027 not later than the 10th day following the day on which public announcement of the date of our next meeting of stockholders is first made by the Company. The Nominating Committee has not specified minimum criteria for director nominees, but the Nominating Committee will evaluate all candidates properly nominated based on the criteria set forth above.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual who served as the Company’s principal executive officer during the fiscal year ended December 31, 2019; and (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as Company executives as of December 31, 2019 and who earned total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Thomas J. Abood	2019	$69,231	—	—	$395,650	—	—	—	$464,881
Chief Executive Officer	2018	—	—	—	—	—	—	—	—
John P. Yeros	2019	$184,615	—	—	—	—	—	$45,000	$229,615
(Former) Chief Executive Officer	2018	$240,000	—	—	$320,848	—	—	—	$560,848
Damon R. Cuzick	2019	$135,385	—	—	—	—	—	—	$135,385
Chief Operating Officer	2018	$220,000	—	—	$267,374	—	—	—	$487,374
Michael Zientek	2019	$132,692	—	—	—	—	—	$19,167	$151,859
(Former) Chief Financial Officer	2018	$230,000	—	—	$53,575	—	—	—	$283,575
John Sheehy	2019	$243,270	—	—	—	—	—	—	$243,270
(Former) Chief Operating Officer	2018	—	—	—	—	—	—	—	—

As of December 31, 2019, the Company had approximately 1,503 employees, consisting of 1,094 full-time employees and 409 part-time employees.

The Company previously was a party to an employment agreement effective February 1, 2017 with John P. Yeros. Effective September 23, 2019, the Company’s board of directors appointed Thomas J. Abood to serve as its chief executive officer, replacing Mr. Yeros. In connection with his appointment, the Company entered into an employment agreement with and granted Mr. Abood 1,250,000 ten-year non-qualified stock options to purchase shares of the Company’s common stock under the Company’s Amended 2018 Plan. The options are exercisable at a price of $2.50 per share, which the Company’s board of directors determined was the fair market value of the Company’s common stock on the grant date. 750,000 of the options vested at the time of grant, 250,000 of the options fully vest on December 31, 2020, and the remaining 250,000 fully vest on March 31, 2021. However, all unvested options vest immediately upon the Company’s closing on an aggregate of at least $30,000,000 in any combination of public and private equity and debt financings after the grant date. On April 10, 2020, the Company and Mr. Abood entered into an amended and restated employment agreement. A summary of the material terms of the amended and restated employment agreement is included under the heading “Employment Agreements” in Item 11 of this report.

The Company also previously was a party to an employment agreement dated July 25, 2018 with Michael Zientek, our former chief financial officer. Mr. Zientek notified the Company on July 11, 2019 that he was resigning from his position with the Company effective as of the close of business on the same day. In connection with his resignation, the Company and Mr. Zientek entered into a separation agreement and release, pursuant to which the Company agreed to pay Mr. Zientek severance compensation in the aggregate amount of $19,167.

The Company also previously was a party to an employment agreement dated January 4, 2019 with John Sheehy, our former chief operating officer and former chief information officer. Mr. Sheehy notified the Company on October 9, 2020 that he was resigning from his position with the Company effective as of the close of business on the same day. In connection with his resignation, the Company and Mr. Sheehy entered into a separation agreement and release.

On July 22, 2019, the Company appointed Eugene Putnam to serve as chief financial officer of the Company. In connection his appointment, the Company granted Mr. Putnam 400,000 ten-year non-qualified stock options to purchase shares of the Company’s common stock under the Amended 2018 Plan. The options are exercisable at a price of $2.50 per share, which the Company’s board of directors determined was the fair market value of the Company’s common stock on the grant date. Twenty-five percent of the options vested on the grant date, and the remaining options vest in equal annual installments on the first, second and third anniversaries of the grant date. However, all unvested options vest immediately upon the Company’s closing on an aggregate of at least $30,000,000 in any combination of public and private equity and debt financings after the grant date.

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

Thomas J. Abood

On April 10, 2020, the Company entered into an amended and restated executive employment agreement with Thomas J. Abood as further amended on November 4, 2020 (the “Abood Employment Agreement”), amending and restating Mr. Abood’s previous employment agreement dated September 23, 2019, pursuant to which he first agreed to serve as the Company’s chief executive officer. The Abood Employment Agreement has an initial term ending December 31, 2023. Mr. Abood is eligible to earn an annual base salary of $300,000, incentive compensation based on his performance as determined by the board of directors, provided that Mr. Abood’s target annual bonus will be not less than 100% of his base salary, and additional awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

Beginning October 1, 2020, the Company pays Mr. Abood a non-accountable quarterly transportation supplement of $25,000. Pursuant to the Abood Employment Agreement, the Company agreed to grant Mr. Abood options to purchase 1,200,000 shares of the Company’s common stock at a price of $2.50 per share. 25% of the options vested on the grant date and the remaining options vest in equal annual installments on the first, second and third anniversary of the effective date of the Abood Employment Agreement.

If Mr. Abood is terminated without cause or he resigns with good reason, he is eligible to receive severance, subject to his execution and non-revocation of a release of claims in favor of the Company and its officers, directors and affiliates, equal to his annual base salary. The Abood Employment Agreement includes a customary confidentiality covenant and four-month post-termination non-solicitation and non-interference covenants.

John P. Yeros

On November 23, 2016, the Company succeeded as a party to the employment agreement between John Yeros and Shock, Inc. (the “Yeros Employment Agreement”), which became effective upon our February 1, 2017 acquisition of Environmental Alternative Fuels, LLC, and its subsidiary, EVO CNG, LLC. The Yeros Employment Agreement provided for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the Yeros Employment Agreement, Mr. Yeros was eligible to earn base compensation of $240,000 per year, incentive compensation based on Mr. Yeros’ performance as determined by the Company’s board of directors, and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

The Yeros Employment Agreement also includes a customary confidentiality covenant and two-year post-termination non-solicitation and non-interference covenants. Mr. Yeros ceased employment with the Company effective September 23, 2019 as was succeeded as chief executive officer by Thomas J. Abood.

Eugene Putnam

On July 22, 2019, the Company entered into an executive employment agreement with Eugene Putnam (the “Putnam Employment Agreement”) pursuant to which Mr. Putnam agreed to serve as chief financial officer of the Company. The Putnam Employment Agreement has an initial term of four years, with automatic one-year extensions (absent notice to the contrary) upon the expiration of the initial term or any renewal term. Under the Putnam Employment Agreement, Mr. Putnam is eligible to earn an annual base salary $230,000, incentive compensation based on Mr. Putnam’s performance as determined by the Company’s board of directors, and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

If Mr. Putnam is terminated without cause or he resigns with good reason, he will be eligible to earn severance, subject to his execution and non-revocation of a release of claims in favor of the Company and its officers, directors and affiliates, equal to any unpaid base salary, reimbursement for unpaid expenses and all other accrued payments or benefits through his termination date, plus the greater of: (1) his monthly base salary at the level in effect immediately prior to his termination date, multiplied by number of full or partial months, if any, in the period beginning on his termination date and ending on the date his initial employment term would have ended, if later than his termination date or (2) one-half of his annual base salary at the level in effect immediately prior to his termination date. The Putnam Employment Agreement also includes a customary confidentiality covenant and one-year post-termination non-solicitation and non-interference covenants.

Michael Zientek

On July 25, 2018, the Company entered into an executive employment agreement (the “Zientek Employment Agreement”) with Michael Zientek pursuant to which Mr. Zientek has agreed to serve as the chief financial officer of the Company. The Zientek Employment Agreement provided for an initial term of four years, with automatic on-year extensions (absent notice to the contrary) upon the expiration of the initial term or any renewal term. Under the Zientek Employment Agreement, Mr. Zientek was eligible to earn an annual base salary of $230,000, incentive compensation based on Mr. Zientek’s performance as determined by the Company’s board of directors, and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

The Zientek Employment Agreement provided that if Mr. Zientek was terminated without cause or he resigned with good reason, he would be eligible to receive severance, subject to his execution and non-revocation of a release of claims in favor of the Company and its officers, directors and affiliates, equal to any unpaid base salary, reimbursement for unpaid expenses and all other accrued payments or benefits through his termination date, plus the greater of: (1) his monthly base salary at the level in effect immediately prior to his termination date, multiplied by number of full or partial months, if any, in the period beginning on his termination date and ending on the date his initial employment term would have ended, if later than his termination date or (2) one-half of his annual base salary at the level in effect immediately prior to his termination date. The Zientek Employment Agreement also included a customary confidentiality covenant and two-year post-termination non-solicitation and non-interference covenants.  Mr. Zientek’s employment with the Company ceased on July 11, 2019.

Damon Cuzick

On February 1, 2017, the Company entered into an employment agreement with Damon Cuzick (the “Damon Cuzick Employment Agreement”) as amended as of January 1, 2021. The Damon Cuzick Employment Agreement provides for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the Damon Cuzick Employment Agreement, Mr. Cuzick is eligible to earn base compensation of $250,000 per year, incentive compensation based on Mr. Cuzick’s performance as determined by the Company’s board of directors and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.

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

John Sheehy

On January 4, 2019, the Company entered into an executive employment agreement (the “Sheehy Employment Agreement”) with John Sheehy pursuant to which Mr. Sheehy was to continue to serve as the chief operating officer of the Company. The Sheehy Employment Agreement provided for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the Sheehy Employment Agreement, Mr. Sheehy was entitled to base compensation of $250,000 per year, incentive compensation based on Mr. Sheehy’s performance as determined by the Company’s board of directors and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time.  The Sheehy Employment Agreement also included a customary confidentiality covenant and two-year post-termination non-solicitation and non-interference covenants.  Mr. Sheehy’s employment with the company terminated on October 9, 2020.  On February 9, 2021, the Company entered into a Separation Agreement and Release with Mr. Sheehy, pursuant to which the Company agreed to partially waive certain non-competition and employee non-solicitation covenants in the Sheehy Employment Agreement and that certain Acquisition Option Agreement dated September 5, 2018 between the Company, Sheehy Enterprises, Inc., Robert Sheehy, and John Sheehy in exchange for an acknowledgement of Mr. Sheehy’s continuing obligations under such agreements and a release of claims.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning unexercised options outstanding as of December 31, 2019 for our named executive officers.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas J. Abood	September 23, 2019	750,000	500,000	(1)	2.50	September 23, 2029
	April 12, 2018	50,000	50,000	(2)	2.50	April 12, 2028
John P. Yeros	April 12, 2018	600,000	0		2.50	April 12, 2028
Damon R. Cuzick	April 12, 2018	500,000	500,000	(3)	2.50	April 12, 2028
Eugene Putnam	July 22, 2019	100,000	300,000	(4)	2.50	July 22, 2029
Michael Zientek	—	—	—	(5)	—	—
John Sheehy	—	—	—		—	—

(1)	Options vest as to 250,000 shares on March 31, 2020 and September 23, 2020.
(2)	Options vest as to 25,000 shares on April 12, 2020 and April 12, 2021.
(3)	Options vest as to 250,000 shares on April 12, 2020 and April 12, 2021.
(4)	Options vest as to 100,000 shares on July 22, 2020, July 22, 2021, and July 22, 2022.
(5)

Michael Zientek was awarded 200,000 options on October 22, 2018 that vest as to 50,000 shares on the grant date and as to 50,000 shares on each of October 22, 2019, October 22, 2020, and October 22, 2021. All options held by Mr. Zientek expired unexercised three months after Mr. Zientek’s July 11, 2019 departure from the Company.

Director Compensation

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2019:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)	Total ($)
Thomas J. Abood (3)	$—	$—	$—	$—	$—
Danny R. Cuzick	$—	$—	$8,499	$—	$8,499
Scott M. Honour	$—	$—	$—	$—	$—
Arthur B. Laffer, Ph.D.	$—	$—	$6,439	$—	$6,439
R. Scott Wheeler	$—	$25,200	$—	$—	$25,200
Scott Smith	$—	$—	$8,048	$—	$8,048
Mark M. Anderson	$—	$—	$7,727	$—	$7,727
Himanshu Gulati (4)	$—	$—	$—	$—	$—

(1)	Amounts reflect the grant date fair value of the award, as determined by our board of directors.
(2)

Amounts reflect the aggregate grant date fair value for stock options, calculated in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, for stock-based incentive awards granted under our Amended 2018 Plan during the year ended December 31, 2019. For additional information, see Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. At fiscal year-end, Mr. Cuzick held options to purchase 1,500,000 shares of common stock; Mr. Honour held options to purchase 100,000 shares of common stock; Dr. Laffer held options to purchase 100,000 shares of common stock; Mr. Wheeler held options to purchase 100,000 shares of common stock; Mr. Smith held options to purchase 100,000 shares of common stock; and Mr. Anderson held options to purchase 100,000 shares of common stock.

(3)

Amounts reflect compensation for service as a director prior to Mr. Abood’s appointment as chief executive officer of the Company.  Mr. Abood does not receive additional compensation for service as a member of our board of directors while he serves as our chief executive officer.

(4)

Mr. Gulati was selected as a director pursuant to a director nomination agreement between the Company and Antara Capital Master Fund LP dated September 16, 2019 in connection with a $24.5 million financing agreement among the Company, each subsidiary of the Company, various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent. Mr. Gulati resigned from the Company’s board of directors on February 27, 2020. Mr. Gulati did not receive any compensation for his services.

The Company granted 10-year non-qualified stock options to purchase shares of the Company’s common stock to the following directors pursuant to the Amended 2018 Plan as follows:

Name	Options Granted	Grant Date
Danny R. Cuzick	33,000	February 7, 2019
Scott M. Honour	—	—
Arthur B. Laffer, Ph.D.	25,000	February 7, 2019
R. Scott Wheeler	—	—
Scott Smith	31,250	February 7, 2019
Mark M. Anderson	30,000	February 7, 2019
Himanshu Gulati	—	—

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

On October 9, 2020, the Board appointed Michael Bayles to serve as a member of the Company’s Board. Mr. Bayles was appointed to fill a vacancy on the Board and did not serve on any committees of the Board.  Mr. Bayles was appointed to serve as a member of the Board until such time as he is no longer serving as the Company’s chief restructuring officer.  Mr. Bayles resigned as the Company’s chief restructuring officer and as a member of the Company’s Board effective March 12, 2021.

On December 14, 2020, the Board appointed Alexandre Zyngier to serve as a member of the Company’s Board. Mr. Zyngier was appointed to fill a vacancy on the Board.  In April 2021, Mr. Zyngier was appointed to serve on our audit committee.

On May 13, 2021, the Board appointed Anthony Coelho to serve as a member of the Board. Mr. Coelho was appointed to fill a vacancy on the Board and is not currently expected to serve on any committees of the Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table lists, as of July 23, 2021, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group. Applicable percentage ownership is based on 15,212,815 shares of common stock outstanding as of July 23, 2021, together with applicable options and warrants for each stockholder. Unless otherwise indicated, the address of each person listed below is in the care of EVO Transportation & Energy Services, Inc. 2075 West Pinnacle Peak Rd. Suite 130, Phoenix, AZ 85027.

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

Name of Beneficial Owner or Identity of Group(1)	Number of Shares Beneficially Owned			Series A Preferred Stock		Series B Preferred Stock
5% Beneficial Owners	Shares		Percent	Shares	Percent	Shares	Percent
Jerry Moyes 2710 E. Old Tower Road Phoenix, AZ 85034	2,000,000	(2)	12.34%	—	—	—	—
Dan Thompson 16415 54th Avenue North Plymouth, MN 55446	1,200,000	(3)	7.31%	—	—	—	—
Antara Capital Master Fund LP 500 Fifth Avenue, Suite 2320 New York, New York 10110	12,309,571	(4)	44.73%	—	—	—	—
Manchester Explorer LP 3 West Hill Place, Boston, MA 02114	3,200,000	(5)	19.03%	—	—	—	—
Michael Ritter	1,220,491		8.02%	—	—	—	—
Matthew Ritter	1,220,491		8.02%	—	—	—	—
John P. Yeros & Laura R. Yeros, JTWROS 7874 Vallagio Ln, Englewood, CO 80112	1,274,650	(6)	7.77%	—	—	—	—
Theryl Lund	843,150	(7)	5.25%	—	—	—	—
Frank Family Trust PO Box 4414, Incline Village, NV 89450	800,000	(8)	5.12%	—	—	—	—
JEB Partners	800,000	(9)	5.43%	—	—	—	—
Midwest Bank 613 Hwy 10 East, PO Box 703 Detroit Lakes, MN 56502	1,250,000	(10)	7.59%	—	—	—	—
Executive Officers and Directors
Thomas J. Abood	2,100,087	(11)	12.22%	—	—	—	—
Damon R. Cuzick	2,157,769	(12)	13.05%	—	—	—	—
Eugene Putnam	418,577	(13)	2.68%	—	—	—	—
John Sheehy (former chief operating officer) 127 Central Avenue Waterloo, WI 53594	2,275,156	(14)	14.96%	—	—	—	—
Trey Peck	1,186,666	(15)	7.46%	—	—	—	—
Jim Soller (former chief accounting officer)	40,000	(16)	*	—	—	—	—
Scott M. Honour 315 E. Lake St. Suite 301 Wayzata, MN 55391	355,173	(17)	2.31%	—	—	—	—
Danny R. Cuzick 8285 W. Lake Pleasant Parkway, Peoria, AZ 85382	19,033,810	(18)	76.79%	100,000	100.00%	2,000,000	97.56%
R. Scott Wheeler 14925 Havenshire Place Dallas, TX 75254	1,015,566	(19)	6.28%	—	—	50,000	2.44%
Scott Smith 4550 East Bell Road, Building 4, Suite 142 Phoenix, AZ 85032	171,250	(20)	1.11%	—	—	—	—
Mark Anderson 18010 N. 14th Street Phoenix, AZ 85022	180,000	(21)	1.17%	—	—	—	—
Alexandre Zyngier 650 Halstead Ave., Ste 201B2, Mamaroneck, NY 10543 Suite 142 Phoenix, AZ 85032	—		—	—	—	—	—
Tony Coelho 6 Trellis Path, Doylestown, PA 18901	—		—	—	—	—	—
All executive officers and directors as a group (13 persons)	28,934,054	(22)	94.20%	100,000	100.00%	2,050,000	100.00%

*	Less than 1%
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

(2)	Includes 1,000,000 shares of common stock issuable upon the exercise of warrants.
(3)	Includes 1,200,000 shares of common stock issuable upon the exercise of warrants held by Dan Thompson II LLC, of which Mr. Thompson is the beneficial.
(4)	Includes 12,309,571 shares of common stock issuable upon the exercise of warrants.
(5)	Includes 1,600,000 shares of common stock issuable upon the exercise of warrants.
(6)	Includes 1,200,000 shares of common stock issuable upon the exercise of options.
(7)	Represents 843,150 shares of common stock issuable upon conversion of a convertible promissory note. Excludes shares into which accrued but unpaid interest under the note may be converted.
(8)	Includes 400,000 shares of common stock issuable upon the exercise of warrants.
(9)	Includes 400,000 shares of common stock issuable upon the exercise of warrants.
(10)	Includes 1,250,000 shares of common stock issuable upon the exercise of warrants.
(11)	126,856 shares of common stock are held by the Thomas J. Abood Revocable Trust. Includes 1,973,231 shares of common stock issuable upon the exercise of options.
(12)

Includes 1,317,769 shares of common stock issuable upon the exercise of options and 840,000 shares of common stock issuable upon conversion of convertible promissory notes, but excludes accrued but unpaid interest that is convertible into shares of common stock.

(13)	Includes 418,577 shares of common stock issuable upon the exercise of options.
(14)

The shares beneficially owned by Mr. Sheehy are directly owned by Sheehy Enterprises, Inc. Mr. Sheehy has shared control of Sheehy Enterprises, Inc. and thereby has shared voting and investment power over shares controlled by Sheehy Enterprises, Inc.

(15)	Includes 20,000 shares issuable upon the exercise of options and 666,666 shares of common stock issuable upon the exercise of warrants.
(16)	Represents 40,000 shares of common stock issuable upon the exercise of options.
(17)

Includes (i) 120,000 shares of common stock issuable upon the exercise of options; (ii)  207,903 shares that are owned by Falcon Capital LLC, of which Scott M. Honour is the beneficial owner, and this amount includes 71,074 shares of common stock issuable upon the exercise of warrants held by Falcon Capital LLC; (iii) and 27,270 shares that are owned by Honour Capital LP, of which Scott M. Honour is the beneficial owner.  The business address of Falcon Capital LLC and Honour Capital LP is 315 E. Lake St. Suite 301, Wayzata, MN 55391.

(18)

Includes 2,973,000 shares of common stock issuable upon the exercise of options; 6,600,000 shares of common stock issuable upon the exercise of warrants; and 4,900,000 shares of common stock issuable upon conversion of convertible promissory notes, but excludes accrued but unpaid interest that is convertible into shares of common stock.

(19)

Includes 120,000 shares of common stock issuable upon the exercise of options; 831,703 shares of common stock issuable upon the exercise of warrants and 53,863 shares of common stock issuable upon the conversion of Series B Preferred Stock.

(20)	Includes 171,250 shares of common stock issuable upon the exercise of options.
(21)	Includes 180,000 shares of common stock issuable upon the exercise of options.
(22)

Includes options and warrants to purchase a total of 15,503,270 shares of common stock, and 100,000 shares of Series A Preferred Stock, and 2,050,000 shares of Series B Preferred Stock. See Footnotes 10 through 21 above.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 12, 2018, the Company’s board of directors adopted an equity compensation plan (the “2018 Plan”) to retain and incentivize key personnel to drive the success of the Company. On August 13, 2018, the Board approved an Amended and Restated 2018 Stock Incentive Plan (the “Amended 2018 Plan”), amending and restating the 2018 Plan in its entirety. The principal provisions of the Amended 2018 Plan are summarized below. This summary is not a complete description of all the Amended 2018 Plan’s provisions and is qualified in its entirety by reference to the Amended 2018 Plan, which is filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Capitalized terms used but not defined herein will be as defined in the Amended 2018 Plan.

Amended 2018 Plan

Administration

The Board delegated the administration of the Amended 2018 Plan to the Compensation Committee of the Board. The Board and any Committee to which it may delegate the administration of the Amended 2018 Plan from time to time are collectively referred to in the Amended 2018 Plan as the “Administrator.”

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

Shares Available for Awards

The stock to be awarded or optioned under the Plan (the “share authorization”) will consist of authorized but unissued or reacquired shares of common stock. The maximum aggregate number of shares of common stock reserved and available for awards under the Amended 2018 Plan originally was 6,250,000 shares and subsequently was increased to 12,000,000 shares, subject to adjustment for any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture or extraordinary dividend (including a spin-off) or any other similar change in the corporate structure or shares of the Company. Any adjustment determination made by the Administrator will be final, binding and conclusive.

Type of Awards and Terms and Conditions

The Amended 2018 Plan provides that the Administrator may grant awards to eligible participants in any of the following forms, subject to such terms, conditions and provisions as the Administrator may determine to be necessary or desirable:

•	stock options, including both incentive stock options (“ISOs”) and non-qualified stock options;
•	stock appreciation rights;
•	restricted stock;
•	performance awards; and
•	stock bonuses.

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

Equity Compensation Plan Information

The table below provides summary information about the securities issuable under our equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	6,269,250	$2.50	—
Total	6,269,250	$2.50	—

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Transactions with Related Persons

Guarantee of Titan Tradition Facility

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with Titan El Toro LLC. The proceeds from the note were received by Titan El Toro LLC, a wholly owned subsidiary of Titan that operated our Titan El Toro fueling station, and the note payable is recorded by Titan El Toro LLC. The note is a ten-year term note with interest fixed at 5.50% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of Titan’s business assets and is personally guaranteed by certain of Titan’s former founders, managing members and directors, including Scott M. Honour, the chairman of our board of directors, and certain of his relatives and beneficial owners of more than 5% of our of our common stock, Kirk S. Honour, Jamie A. Parsley-Honour, James G. Jackson, John H. Honour and Alpeter Family Limited Partnership. Titan issued 35,491 Class A Membership Units to those former founders, managing members and directors as compensation for the guarantee, which Units were subsequently exchanged for shares of our common stock in connection with the Titan Securities Exchange. The amount outstanding on the note as of December 31, 2019 was $814,000. The note was obtained pursuant to a Loan Agreement with Tradition Capital Bank dated December 31, 2014. The Company was, as of December 31, 2019, in violation of certain covenants. During February 2019, El Toro received a waiver from Tradition Capital Bank of its 2018 defaults of certain debt service coverage ratio, minimum tangible equity, and debt to equity ratio covenants in the El Toro SBA loan, which waiver also eliminated those covenants for 2019 and thereafter.

EAF Promissory Notes

On February 1, 2017, the Company issued a senior promissory note (the “Senior Promissory Note”) in the principal amount of $3.8 million to Danny Cuzick in consideration for the acquisition by the Company of all of the equity securities of EAF pursuant to an Agreement and Plan of Securities Exchange dated January 11, 2017 (the “Exchange Agreement”). The Senior Promissory Note bears interest at 7.5% per year with a default interest rate of 12.5% per year and originally had a maturity date of the earlier of (a) the date that is ten days after the initial closing of a private offering of the Company’s capital stock in an amount not less than $10 million (a “Private Offering”); (b) December 31, 2017 and (c) declaration by Danny Cuzick of an event of default under the Senior Promissory Note. On April 2, 2018, the Company and Danny Cuzick entered into an amendment to the Senior Promissory Note to extend the maturity date of the note to the earlier of (a) July 1, 2019 and (c) declaration by Danny Cuzick of an event of default under the note.

Pursuant to the Exchange Agreement, the Company also issued $9.5 million in aggregate principal amount of secured convertible promissory notes (the “Convertible Notes”) to Danny Cuzick, Damon R. Cuzick, Theril H. Lund, and Thomas J. Kiley (collectively, the “EAF Members”) in consideration for their membership interests in EAF. The Convertible Notes bear interest at 1.5% per year and have a maturity date of February 1, 2026.

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

On September 16, 2019, Danny Cuzick subordinated his right to payment under the Senior Promissory Note, Convertible Note, and EAF Note to the obligations owing by the Company to Antara Capital Master Fund LP under the financing agreement (the “Antara Financing Agreement”) among the Company, each subsidiary of the Company, various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent. Danny Cuzick agreed not to receive, accept, or demand payment under the subordinated obligations until all obligations under the Antara Financing Agreement have been paid in full. Danny Cuzick may continue to receive regularly scheduled interest payments so long as the collateral agent has not delivered notice that an event of default has occurred and is continuing under the Antara Financing Agreement.

In connection with the closing of the Exchange Agreement, on February 1, 2017, the Company also issued promissory notes (the “Working Capital Notes”) to the EAF Members in the aggregate principal amount of $250,000 that bear interest at 6% per annum with a default rate of 11% per annum and a maturity date of the earlier of (a) the closing of a Private Offering; (b) 180 days from the date of the notes and (c) declaration by a holder of an event of default under the holder’s note (the “Working Capital Notes”). Subsequent to December 31, 2017, the Working Capital Notes were paid in full.

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

On November 18, 2019, the Company entered into an intercompany debt repayment and settlement agreement (the “Intercompany Agreement”) among the Company, Sheehy Mail, John Sheehy, Sheehy Enterprises, and North American Dispatch Systems (“NADS”), pursuant to which the Company assigned to Sheehy Enterprises the Company’s right to payment of a $776,948 outstanding account receivable owing from NADS in full satisfaction of a $374,890 outstanding account payable owing from the Company to Sheehy Enterprises and in partial satisfaction of a promissory note issued by the Company to Sheehy Enterprises on January 2, 2019 with an outstanding principal balance of $450,000 (the “SEI Note”). The Company also agreed to pay, on or before November 29, 2019, the remaining principal amount due of $47,942 plus accrued interest of $39,947 on the SEI Note in the form of the issuance of 35,156 shares of the Company’s common stock at $2.50 per share.

Sheehy Enterprises, Sheehy Mail, and NADS are affiliates of John Sheehy. Mr. Sheehy has served as chief operating officer of the Company since September 5, 2018, the date of the Option Agreement. The amount of consideration payable to Sheehy Enterprises in connection with the sale of the Sheehy Mail Interests was determined by arms-length negotiations between the Company and Sheehy Enterprises prior to John Sheehy’s appointment as the Company’s chief operating officer, and not pursuant to any specific formula or principle.

Amendments to Thunder Ridge Transport, Inc. Equity Purchase Agreement

As previously disclosed in a current report on Form 8-K filed by the Company on June 7, 2018, the Company issued a promissory note dated June 1, 2018 (the “TR Note”) to Billy (Trey) Peck Jr. (“Peck”) in the original principal amount of $2,500,000 in consideration of the acquisition by the Company of all of the issued and outstanding shares (the “TR Shares”) of Thunder Ridge Transport, Inc. (“Thunder Ridge”) pursuant to an equity purchase agreement dated June 1, 2018 (the “EPA”). The unpaid principal balance, all accrued but unpaid interest, and all other amounts payable under the TR Note were due on the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) December 31, 2018 and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. Under the terms of the TR Note, if any payment of principal or interest is more than 30 calendar days delinquent, whether or not notice of default has been given, and at the option of Peck by written notice to the Company, the Company is required to pay interest on the entire principal balance and any other amounts due under this Note at the default interest rate equal to 9% per year. The TR Note is secured by all of the assets of Thunder Ridge pursuant to a security agreement dated June 1, 2018 between the Company, Thunder Ridge, and Peck, and is also secured by the TR Shares, which the Company pledged to Peck pursuant to a stock pledge agreement dated June 1, 2018 between the Company and Peck.

On December 26, 2018, the Company and Peck entered into an amendment to the EPA to extend the maturity date of the TR Note to the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) February 28, 2019 and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. This amendment also obligated the Company to repay the $450,000 line of credit that the Company agreed to repay pursuant to the EPA by February 28, 2019.

On February 28, 2019, the Company and Peck entered into a second amendment to the EPA to extend the maturity date of the TR Note to the earlier of (a) the date the Company raises $40,000,000 in public or private offerings of debt or equity; (b) April 30, 2019 and (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. This amendment also obligated the Company to repay the $450,000 line of credit that the Company agreed to repay pursuant to the original EPA by April 1, 2019.

On April 12, 2019, the Company and Peck entered into a third amendment to the EPA to delete and replace the working capital exhibit to the EPA. Pursuant to the third amendment, target working capital was reduced from $(638,094) to $(1,620,022).

On April 30, 2019, the Company and Peck entered into a fourth amendment to the EPA to extend the April 30, 2019 portion of the original maturity date to June 30, 2019.

On August 30, 2019, in connection with the Antara Financing Agreement, the Company and Peck entered into a fifth amendment to the EPA to extend the maturity date of the payments due to Peck under the EPA to November 30, 2022. As consideration therefor, the Company paid Peck an extension fee of $150,000, which fee will be credited to the balance owed to Peck under the EPA. The Company also agreed to pay Peck an additional $50,000 on January 31, 2020 if the Company meets certain financial goals in the fourth fiscal quarter of 2019, which additional fee, if paid, will also be credited to the balance owed to Peck under the EPA.

Mr. Peck serves as the Company’s executive vice president of business and corporate development and previously served as the Company’s chief operating officer.

Redemption of Common Stock and Issuance of Series B Preferred Stock

On March 24, 2020, the Company entered into a stock redemption agreement with each of Danny Cuzick and R. Scott Wheeler, pursuant to which (i) the Company redeemed 1,200,000 and 60,000 shares of its Common Stock held by Danny Cuzick and R. Scott Wheeler, respectively, and (ii) agreed to issue 1,000,000 and 50,000 shares of its Series B Preferred Stock to Danny Cuzick and R. Scott Wheeler, respectively, in exchange therefor. A summary of the rights and preferences of the Series B Preferred Stock is included under the caption “Series B Preferred Stock” above.

In addition, on March 24, 2020, the Company sold a total of 1,000,000 shares of its Series B Preferred Stock to Danny Cuzick for aggregate gross proceeds of $3,000,000 pursuant to the terms of a subscription agreement. In its original form, the subscription agreement granted Danny Cuzick the right to require the Company to repurchase shares of Series B Preferred Stock from Danny Cuzick for an aggregate amount up to fifty percent of the USPS Reimbursements (the “Put Option”). On March 27, 2020, the Company and Danny Cuzick entered into a waiver and warrant agreement pursuant to which Danny Cuzick waived his right to exercise the Put Option in exchange for the Company agreeing to issue to Danny Cuzick warrants to purchase up to 3,250,000 shares of Common Stock at an exercise price of $2.50 per share.

The foregoing equity securities were offered and sold as part of a private placement solely to “accredited investors” as that term is defined under Rule 501(a) under the Securities Act pursuant to exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder. The Company did not pay any underwriter discounts or commissions in connection with the issuance of the equity securities. Danny Cuzick and R. Scott Wheeler are members of the Company’s Board.

Contribution of the Equity of Environmental Alternative Fuels, LLC to EVO Holding Company, LLC

As discussed in more detail in Item 7 – Management’s Discussion and Analysis of Financial condition and Results of Operations, on December 29, 2020, EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, and Ritter Transportation Systems, Inc., each of which is a subsidiary owned directly or indirectly by the Company, entered into a Loan Agreement dated December 14, 2020 and related documents for a loan in the amount of up to $17.0 million (the “Main Street Loan”) serviced by Commerce Bank of Arizona, Inc. as lender under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act.  In connection with the Main Street Loan, the Company contributed 100% of the issued and outstanding equity of Environmental Alternative Fuels, LLC (“EAF”) to EVO Holding Company, LLC (“EVO Holding”) with the consent of Danny Cuzick as the holder of certain previously disclosed promissory notes that are secured in part by the assets of EAF.  In consideration of Mr. Cuzick’s consent to the contribution, the Company agreed to (a) indemnify Mr. Cuzick for up to $500,000 in connection with Mr. Cuzick’s guaranty of certain obligations of the Company and its subsidiaries to Mercedes-Benz Financial Services USA LLC and (b) issue to Mr. Cuzick a warrant (the “Cuzick Warrant”) to purchase up to 1,000,000 shares of common stock of the Company at the cost of $0.01 per share.  Danny Cuzick is a member of the Company’s Board of Directors. The Cuzick Warrant was offered and sold as part of a private placement solely to “accredited investors” as that term is defined under Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. The Company did not pay any underwriter discounts or commissions in connection with the issuance of the Cuzick Warrant.

Other Related Transactions

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the NASDAQ Listing Rules.

Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. In considering a director’s independence, the board of directors considers any related-party transactions that currently exist or have occurred during the timeframes specified by NASDAQ Listing Rule 5605(a)(2) and whether the director has any relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board of directors determined that Scott Honour, Scott Smith, Mark Anderson, Alexandre Zyngier, and Tony Coelho are “independent” within the meaning of NASDAQ Listing Rules. Thomas J. Abood, R. Scott Wheeler, and Danny R. Cuzick are not independent directors.

Item 14. Principal Accounting Fees and Services

The following summarizes the fees we were billed for audit and non-audit services rendered for the fiscal years ended December 31, 2019 and 2018. EKS&H LLP (“EKS&H”) was our independent registered public accounting firm until October 1, 2018 when EKS&H combined with Plante & Moran PLLC (“Plante Moran”) and resigned as our auditor in connection therewith. Plante Moran continued to serve as our auditor until January 7, 2019 when our board of directors approved the dismissal of Plante Moran and appointed Marcum LLP (“Marcum”) as our independent registered public accounting firm.

Audit Fees

Audit fees consist primarily of audit work performed in preparation of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. EKS&H’s audit fees billed were $0 and $45,000 for the years ended December 31, 2019 and 2018, respectively. Plant Moran’s audit fees billed were $0 and $10,000 for the years ended December 31, 2019 and 2018, respectively. Marcum’s audit fees billed were $850,978 and $459,000 for the years ended December 31, 2019 and 2018, respectively.

Audit-Related Fees

Audit-related fees consist of fees charged by our accountants for assurance and related services that are related to the performance of the audit or review of our annual and quarterly financial statements. Audit-related fees billed by EKS&H in the fiscal years ended December 31, 2019 and 2018 were $0 and $130,000, respectively. Plant Moran’s audit-related fees billed were $0 and $0 for the years ended December 31, 2019 and 2018, respectively. Marcum’s audit-related fees billed were $16,995 and $0 for the years ended December 31, 2019 and 2018, respectively.

Tax Fees

Tax fees consist of fees for professional services rendered by our accountants for tax compliance, tax advice, and tax planning. Tax fees billed by EKS&H in the fiscal years ended December 31, 2019 and 2018 were $0 and $5,750, respectively. Plant Moran’s tax fees billed were $0 and $0 for the years ended December 31, 2019 and 2018, respectively. Marcum’s tax fees billed were $33,318 and $61,319 for the years ended December 31, 2019 and 2018, respectively.

All Other Fees

Other fees consist of fees for products and services provided by our accountants other than the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.  Other fees billed by EKS&H in the fiscal years ended December 31, 2019 and 2018 were $0 and $11,500, respectively. Other fees billed by Plant Moran in the fiscal years ended December 31, 2019 and 2018 were $15,000 and $0, respectively. Other fees billed by Marcum in the fiscal years ended December 31, 2019 and 2018 were $2,910 and $0, respectively.

During fiscal year 2018, we also engaged M3 and Associates, LLP to perform services on our behalf. Other fees billed by M3 and Associates, LLP for other products and services in the fiscal years ended December 31, 2019 and 2018 were $17,350 and $3,350, respectively.

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

Our audit committee pre-approved all audit and permissible non-audit services performed by our independent registered public accounting firm for the years ended December 31, 2019 and 2018.

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

2.6	Equity Purchase Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
2.7	Acquisition Option Agreement dated September 5, 2018 between EVO Transportation & Energy Services, Inc., Sheehy Enterprises, Inc., Sheehy Mail Contractors, Inc., John Sheehy, and Robert Sheehy (18)
2.8	Agreement and Plan of Merger dated December 15, 2018 between EVO Transportation & Energy Services, Inc., Ursa Major Corporation, EVO Merger Sub, Inc., John Lampsa and Ursula Lampsa (21)
2.9	Stock Purchase Agreement dated December 15, 2018 between EVO Equipment Leasing, LLC, John Lampsa and Ursula Lampsa (21)
2.10	Amendment to Agreement and Plan of Merger dated February 1, 2019 between EVO Transportation & Energy Services, Inc., EVO Merger Sub, Inc., Ursa Major Corporation, John Lampsa, and Ursula Lampsa (24)
2.11	Amendment to Stock Purchase Agreement dated February 1, 2019 between EVO Equipment Leasing, LLC, John Lampsa, and Ursula Lampsa (24)
2.12	Stock Purchase and Exchange dated July 15, 2019 between EVO Transportation & Energy Services, Inc., James C. Finkle, Jr., and Clifford Finkle IV (28)
2.13	Stock Exchange Agreement dated September 16, 2019, between EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (29)
2.14	Stock Purchase Agreement dated September 16, 2019, between EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (29)
2.15	Membership Interest Purchase Agreement dated September 16, 2019, among EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (29)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (8)
3.3	Certificate of Amendment to Certificate of Incorporation (10)
3.4	Certificate of Designation of Rights and Preferences of Series A Preferred Stock of EVO Transportation & Energy Services, Inc. (14)
3.5	Bylaws (1)
3.6	Certificate of Designation of Rights and Preferences of Series B Preferred Stock of EVO Transportation & Energy Services, Inc. (36)
4.1	Loan Agreement, dated as of December 31, 2014, by and between Titan El Toro, LLC and FirstCNG LLC and Tradition Capital Bank (2)
4.2	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of the Alpeter Family Limited Partnership (2)
4.3	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Brian and Renae Clark (2)
4.4	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Falcon Capital LLC (2)
4.5	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Honour Capital LP (2)

Exhibit	Description
4.6	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of James Jackson (2)
4.7	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of John Honour (2)
4.8	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Keith and Janice Clark (2)
4.9	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Kirk Honour (2)
4.10	Junior Bridge Note, dated January 1, 2016, by Titan CNG LLC in favor of Stephen and Jayne Clark (2)
4.11	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Red Ocean Consulting, LLC (2)
4.12	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Thomas J. Abood Revocable Trust u/a dated August 17, 2012 (2)
4.13	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of James Jackson (2)
4.14	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of Alpeter Family Limited Partnership (2)
4.15	Secured Bridge Note, dated February 29, 2016, by Titan CNG LLC in favor of David M. Leavenworth (2)
4.16	Secured Bridge Note, dated September 26, 2016, by Titan CNG LLC in favor of Red Ocean Consulting, LLC (2)
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

4.20	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of Joseph H. Whitney (2)
4.21	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of The Globe Resources Group, LLC (2)
4.22	Convertible Promissory Note, dated November 22, 2016, by Minn Shares Inc. in favor of Richard E. Gilbert (2)
4.23	Secured Bridge Note, dated January 31, 2017, by Titan CNG LLC in favor of the Richard H. Enrico Revocable Trust Dated June 9, 1998 (4)
4.24	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.25	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Damon R. Cuzick (4)
4.26	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Theril H. Lund (4)
4.27	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Thomas J. Kiley (4)
4.28	Senior Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.29	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Danny R. Cuzick (4)
4.30	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Damon R. Cuzick (4)
4.31	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Theril H. Lund (4)
4.32	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Thomas J. Kiley (4)
4.33	Promissory Note, dated February 1, 2017, by Environmental Alternative Fuels, LLC in favor of Danny R. Cuzick (4)
4.34	Amendment to Promissory Note, dated April 2, 2018, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (14)
4.35	Covenant Waiver Letter, dated February 21, 2019, from Tradition Capital Bank (25)
4.36

Financing Agreement, dated September 16, 2019, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (29)

4.37

Forbearance Agreement and Incremental Amendment to Financing Agreement, dated February 27, 2020, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (35)

Exhibit	Description
4.38

Amendment to Forbearance Agreement and Second Incremental Amendment to Financing Agreement, dated March 24, 2020, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (36)

4.39

Second Amendment to Forbearance Agreement and Omnibus Amendment to Loan Documents dated October 20, 2020 between EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent. (39)

4.40

Loan Agreement dated December 14, 2020 between EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (40)

4.41

Second Omnibus Amendment to Loan Documents dated December 14, 2020 between EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (40)

4.42

Modification Agreement dated December 22, 2020 between EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (40)

4.43

Second Modification Agreement dated December 23, 2020 between EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (40)

10.1+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and Kirk Honour (2)
10.2+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and John Yeros (2)
10.3+	Employment Agreement, dated November 1, 2016, between Minn Shares Inc. (as successor in interest to Shock Inc.) and Randy Gilbert (2)
10.4+	Employment Agreement, dated February 1, 2017, between Minn Shares Inc. and Damon R. Cuzick (4)
10.5	Compressed Natural Gas Fuel Station Agreement, dated June 28, 2016, by and between Titan Blaine, LLC, Walters’ Recycling & Refuse, Inc. and Walters’ Investments, LLC (2)
10.6	Lease Agreement, dated February 24, 2014, between Grace Whisler Trust and Whisler Holdings LLC and FirstCNG LLC (2)
10.7	First Amendment to Lease, dated June 9, 2014, between Grace Whisler Trust and Whisler Holdings LLC and FirstCNG LLC (2)
10.8	Lease Contract, effective December 19, 2015, between South Coast Air Quality Management District and Titan Diamond Bar LLC (2)
10.9	Lease Agreement, dated December 20, 2013, between Central Freight Lines and EVO CNG, LLC. (8)
10.10	Amended and Restated Limited Liability Company Agreement of Titan CNG LLC, effective as of January 1, 2016 (2)
10.11	Limited Liability Company Agreement of Environmental Alternative Fuels, LLC dated May 3, 2012 (8)
10.12	Line Extension Contract, dated April 3, 2014, between Southern California Gas Company and EVO CNG, LLC (8)
10.13	Fuel Purchase Agreement, dated April 12, 2013, between Environmental Alternative Fuels, LLC and Central Freight Lines, Inc. (8)
10.14	Incremental Natural Gas Facilities Agreement, dated February 24, 2014, between Southwest Gas Corporation and Environmental Alternative Fuels, LLC (8)
10.15	Service Agreement for Transportation of Customer Secured Natural Gas dated October 2, 2014 by and between Southwest Gas Corporation and Environmental Alternative Fuels, LLC (8)
10.16	Fuel Purchase Agreement, dated January 11, 2013, between Environmental Alternative Fuels, LLC and Sheehy Mail Contractors, Inc. (8)

Exhibit	Description
10.17	Master Retail Gas Sales Agreement, dated November 1, 2013, between Integrys Energy Services – Natural Gas, LLC and EVO CNG, LLC (8)
10.18	Fuel Purchase Agreement, dated October 1, 2013, between EAF and Central Freight Lines, Inc. (8)
10.19	Natural Gas Service and Pipeline Agreement, dated November 12, 2014, between EAF and LDC, llc (8)
10.20	Form of Subscription Agreement (9)
10.21	Form of Warrant (9)
10.22	Separation Agreement, dated October 9, 2017, between EVO Transportation & Energy Services, Inc. and Kirk Honour (11)
10.23	Form of Junior Bridge Note Conversion Subscription Agreement (12)
10.24	Subscription Agreement, dated March 2, 2018, between EVO Transportation & Energy Services, Inc. and Jerry Moyes (14)
10.25	Form of Senior Bridge Note Conversion Subscription Agreement (14)
10.26	Share Escrow Agreement, dated March 20, 2018, between EVO Transportation & Energy Services, Inc. and the shareholders party thereto. (14)
10.27	EVO Transportation & Energy Services, Inc. 2018 Stock Incentive Plan (17)
10.28	Form of EVO Transportation & Energy Services, Inc. Option Agreement (17)
10.29	Form of Subscription Agreement (15)
10.30	Promissory Note dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.31	Stock Pledge Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.32	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc., Thunder Ridge Transport, Inc., and Billy (Trey) Peck Jr. (13)
10.33+	Employment Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.34	Subscription Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.35	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($3.00) (13)
10.36	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($5.00) (13)
10.37	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($7.00) (13)
10.38	Secured Convertible Promissory Note dated July 20, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (16)
10.39

Confidential Settlement Agreement and Mutual Release dated July 31, 2018 by and among Red Ocean Consulting, LLC, Brenton Hayden, Richard H. Enrico Revocable Trust dated June 9, 1998, Richard H. Enrico, Titan CNG, LLC, Titan El Toro, LLC, Titan Diamond Bar, LLC, Titan Blaine, LLC, Kirk Honour, Scott Honour, and EVO Transportation & Energy Services, Inc. (16)

10.40	Note Purchase Agreement dated July 20, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (16)
10.41	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (16)
10.42	Warrant dated July 20, 2018 issued to Dan Thompson II LLC ($2.50) (16)
10.43+	Employment Agreement dated July 25, 2018 between EVO Transportation & Energy Services, Inc. and Michael Zientek. (16)
10.44	Form of Subscription Agreement (Convertible Note Conversion) (17)
10.45	Form of Warrant (17)
10.46	Transportation Services Proposal & Contract for Regular Service (Contract No. 430Q8) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.47	Transportation Services Proposal & Contract for Regular Service (Contract No. 913A7) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.48	Transportation Services Proposal & Contract for Regular Service (Contract No. 995L2) between Thunder Ridge Transport Inc. and United States Postal Service. (20)

Exhibit	Description
10.49	Transportation Services Proposal & Contract for Regular Service (Contract No. 995L3) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.50	Transportation Services Proposal & Contract for Regular Service (Contract No. 945L3) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.51	Equipment Lease Agreement dated January 2, 2019 between Sheehy Enterprises, Inc. and Sheehy Mail, Inc. (22)
10.52	Subscription Agreement dated January 2, 2019 between EVO Transportation & Energy Services, Inc. and Sheehy Enterprises, Inc. (22)
10.53+	Employment Agreement dated January 2, 2019 between EVO Transportation & Energy Services, Inc. and John Sheehy (22)
10.54	Promissory Note dated February 1, 2019 between EVO Equipment Leasing, LLC, John Lampsa, and Ursula Lampsa (24)
10.55+	Employment Agreement dated February 1, 2019 between EVO Transportation & Energy Services, Inc. and John Lampsa (24)
10.56	Subscription Agreement dated February 1, 2019 between EVO Transportation & Energy Services, Inc. and Ursula Lampsa (24)
10.57	Subscription Agreement dated February 1, 2019 between EVO Transportation & Energy Services, Inc. and John Lampsa (24)
10.58	Amendment to Equipment Lease Agreement dated April 15, 2019 between Sheehy Enterprises, Inc. and Sheehy Mail Contractors, Inc. (25)
10.59	Promissory Note dated January 2, 2019 between EVO Transportation & Energy Services, Inc. and Sheehy Enterprises, Inc. (25)
10.60	Amendment to Equity Purchase Agreement dated December 26, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.61	Amendment to Equity Purchase Agreement dated February 28, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.62	Amendment to Equity Purchase Agreement dated April 12, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.63	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (25)
10.64	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Damon R. Cuzick (25)
10.65	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Theril H. Lund (25)
10.66	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Thomas J. Kiley (25)
10.67	Amendment to Equity Purchase Agreement dated April 30, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.68	Form of Subscription Agreement (26)
10.69	Form of Warrant (26)
10.70	Separation Agreement and Release, dated July 11, 2019, between EVO Transportation & Energy Services, Inc. and Michael Zientek (27)
10.71	Employment Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and Clifford Finkle IV (28)
10.72	Employment Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and James C. Finkle Jr. (28)
10.73	Subscription Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and Clifford Finkle IV (28)
10.74	Subscription Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and James C. Finkle Jr. (28)
10.75	Employment Agreement dated July22, 2019 between EVO Transportation & Energy Services, Inc. and Eugene S. Putnam, Jr. (28)

Exhibit	Description
10.76	Employment Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Matthew Ritter (29)
10.77	Employment Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Michael Ritter (29)
10.78	Director Nomination Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (29)
10.79	Side Letter Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital LP (29)
10.80	Subordination Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc., Danny Cuzick, and Cortland Capital Market Services LLC (29)
10.81	Subordination Agreement, dated September 16, 2019, between Environmental Alternative Fuels, LLC, Danny Cuzick, and Cortland Capital Market Services LLC (29)
10.82	Amendment to Promissory Note, dated August 30, 2019, between John Lampsa and Ursula Lampsa and EVO Equipment Leasing, LLC (29)
10.83	Extension of the Original Equity Purchase Agreement and Amendments Thereto, dated August 30, 2019, between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (29)
10.84	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (29)
10.85	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (29)
10.86	Subscription Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc., Matthew Ritter and Michael Ritter (29)
10.87	Employment Agreement, dated September 23, 2019, between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (30)
10.90	Option Agreement, dated September 23, 2019, between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (30)
10.91	Option Agreement, dated July 22, 2019, between EVO Transportation & Energy Services, Inc. and Eugene S. Putnam, Jr. (30)
10.92	Separation Agreement and Release, dated October 17, 2019, between EVO Transportation & Energy Services, Inc. and John Yeros (31)
10.93

Intercompany Debt Repayment and Settlement Agreement dated November 7, 2019 between EVO Transportation & Energy Services, Inc., Sheehy Mail Contractors, Inc., John Sheehy, Sheehy Enterprises Inc., and North American Dispatch Systems (32)

10.94	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Corbin ERISA Opportunity Fund Ltd. (33)
10.95	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (34)
10.96	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Corbin ERISA Opportunity Fund Ltd. (34)
10.97	Warrant, dated February 27, 2020, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (35)
10.98	Form of Subscription Agreement, dated February 27, 2020 (35)
10.99	Redemption Agreement, dated March 24, 2020, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (36)
10.100	Redemption Agreement, dated March 24, 2020, between EVO Transportation & Energy Services, Inc. and R. Scott Wheeler (36)
10.101	Subscription Agreement, dated March 24, 2020, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (36)
10.102	Waiver and Warrant Agreement, dated March 26, 2020, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (36)
10.103	Waiver and Agreement to Issue Warrant, dated March 31, 2020, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (37)
10.104	Note dated April 15, 2020 issued by EVO Transportation & Energy Services, Inc. to BOKF, N.A. (dba Bank of Oklahoma) (38)

Exhibit	Description
10.105+	Amended and Restated Executive Employment Agreement dated April 10, 2020 between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (38)
10.106

Settlement Agreement and Releases dated March 12, 2021 between EVO Transportation & Energy Services, Inc., Midwest Bank, Dan Thompson II, LLC, Antara Capital LP, Antara Capital Master Fund LP, Antara Capital GP, LLC, Antara Capital Fund GP LLC, CEOF Holdings, LP and Himanshu Gulati, and Danny R. Cuzick, individually and as Holders’ Representative on behalf of Damon R. Cuzick, Theril H. Lund, and Thomas J. Kiley (41)

10.107	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Midwest Bank (41)
10.108	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Dan Thompson II, LLC ($2.50) (41)
10.109	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Dan Thompson II, LLC ($0.01) (41)
10.110*	Office Lease dated November 27, 2019 between EVO Transportation & Energy Services, Inc. and LPC Corridors, LLC
10.111*	Commercial Lease Agreement dated November 1, 2019 between Thunder Ridge Transport, Inc. and Apple Moving, Inc.
10.112*	Lease dated February 1, 2019 between Ursa Major Corporation and Ursa Group, LLC
10.113*	Lease dated February 1, 2019 between Ursa Major Corporation and Ursa Oak Creek LLC
10.114*	Lease Agreement dated September 30, 2018 between Thunder Ridge Transport, Inc. and ST Equity Properties, LLC
10.115*	Lease – Business Property dated January 29, 2018 between Sheehy Mail Contractors, Inc. and Penta Partners, LLC
10.116*	Ground Lease Agreement dated March 27, 2019 between Transport Leasing Inc. and 1230 McCarter Highway, LLC
10.117*	Storage Parking Lease dated March 1, 2012 between John W. Ritter Trucking Incorporated and Allen Robinson
10.118*	First Amendment to Commercial Lease Agreement dated February 4, 2021 between EVO Transportation, Inc. and Anne Arundel Development Group, LLC
10.119*	Lease dated October 31, 2019 between EVO Transportation & Energy Services, Inc. and Ailanthus L.L.C.
10.120*	Assignment, Assumption and Consent to Assignment of Lease and Subleases dated May 26, 2021 by and among HP Lumina, LLC, Atlantic Postal Services, Inc., and EVO Transportation & Energy Services, Inc.
10.121*	Lease Agreement dated April 26, 2015 between HP Lumina, LLC and Edwards Mail Service, Inc.
10.122*+	Employment Agreement dated June 21, 2021 between EVO Transportation & Energy Services, Inc. and Patrick Seul
14.1	Code of Conduct for Officers and Directors (5)
16.1	Letter from Lurie, LLP to the Securities and Exchange Commission dated February 7, 2017 (6)
16.2	Letter from Lurie, LLP to the Securities and Exchange Commission dated April 17, 2017 (7)
16.3	Letter from EKS&H LLLP to the Securities Exchange Commission dated October 2, 2018 (19)
16.4	Letter from Plante & Moran, PLLC to the Securities Exchange Commission dated January 11, 2019 (23)
21.1*	Subsidiaries of EVO Transportation & Energy Services, Inc.
31.1*

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2019

31.2*

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2019

32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1	Audit Committee Charter (25)
99.2	Compensation Committee Charter (25)

Exhibit	Description

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	Management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on December 10, 2010 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 29, 2016 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 18, 2017 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 6, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 28, 2011 and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 8, 2017 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s amended current report on Form 8-K filed with the SEC on April 18, 2017 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 18, 2017 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 7, 2017 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 1, 2017 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on October 13, 2017 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 20, 2017 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 7, 2018 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on April 17, 2018 and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 18, 2018 and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 6, 2018 and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 24, 2018 and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 17, 2018 and incorporated herein by reference.
(19)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on October 2, 2018 and incorporated herein by reference.
(20)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 15, 2018 and incorporated herein by reference.
(21)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 20, 2018 and incorporated herein by reference.
(22)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 10, 2019 and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 11, 2019 and incorporated herein by reference.
(24)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 7, 2019 and incorporated herein by reference.
(25)	Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on May 30, 2019 and incorporated herein by reference.
(26)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 4, 2019 and incorporated herein by reference.
(27)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on July 17, 2019 and incorporated herein by reference.
(28)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on July 25, 2019 and incorporated herein by reference.
(29)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on September 20, 2019 and incorporated herein by reference.
(30)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on September 24, 2019 and incorporated herein by reference.
(31)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on October 30, 2019 and incorporated herein by reference.
(32)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on November 22, 2019 and incorporated herein by reference.
(33)	Filed as an Exhibit to the Company’s amendment to its current report on Form 8-K filed with the SEC on January 27, 2020 and incorporated herein by reference.
(34)	Filed as an exhibit to the Company’s amendment to its current report on Form 8-K/A filed with the SEC on February 3, 2020 and incorporated herein by reference.
(35)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on March 4, 2020 and incorporated herein by reference.
(36)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on March 30, 2020 and incorporated herein by reference.
(37)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on April 7, 2020 and incorporated herein by reference.
(38)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on April 30, 2020 and incorporated herein by reference.
(39)	Filed and an Exhibit to the Company’s current report on Form 8-K filed with the SEC on October 26, 2020 and incorporated herein by reference.
(40)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 5, 2021 and incorporated herein by reference.
(41)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 23, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: August 10, 2021	By:	/s/ Thomas J. Abood
Thomas J. Abood
Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Thomas J. Abood	Chief Executive Officer & Director	August 10, 2021
Thomas J. Abood

/s/ Eugene S. Putnam, Jr.	Chief Financial Officer	August 10, 2021
Eugene S. Putnam, Jr.

/s/ Amy Harp	Controller	August 10, 2021
Amy Harp

/s/ Alexandre Zyngier	Director	August 10, 2021
Alexandre Zyngier

/s/ Danny R. Cuzick	Director	August 10, 2021
Danny R. Cuzick

/s/ Scott M. Honour	Director	August 10, 2021
Scott M. Honour

/s/ R. Scott Wheeler	Director	August 10, 2021
R. Scott Wheeler

/s/ Mark M. Anderson	Director	August 10, 2021
Mark M. Anderson

/s/ Scott Smith	Director	August 10, 2021
Scott Smith

/s/ Tony Coelho	Director	August 10, 2021
Tony Coelho