Form 10-Q
period 2019-09-30
EVO Transportation & Energy Services, Inc.
filed 2021-08-27
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

 As of August 26, 2021, there were 15,212,815 shares of the registrant’s common stock, par value $0.0001, outstanding.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

i

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2019	December 31, 2018
($ in thousands, except per share data)	(Unaudited)
Assets
Current assets
Cash	$1,967	$1,630
Accounts receivable - trade, net	10,398	6,370
Accounts receivable - trade, related party	—	41
Alternative fuels tax credit receivable	1,476	268
Due from related party	402	—
Prepaids and other current assets	5,241	288
Total current assets	19,484	8,597
Non-current assets
Property, equipment, and land, net	42,905	7,604
Goodwill	23,889	2,887
Intangibles, net	6,298	3,037
Right-of-use assets, net	15,047	—
Deposits and other long-term assets	2,176	526
Total non-current assets	90,315	14,054
Total assets	$109,799	$22,651
Liabilities, Redeemable Stock, and Stockholders’ Deficit
Current liabilities
Accounts payable	$11,278	$4,139
Accounts payable - related party	—	337
Accrued expenses	9,175	5,085
Accrued interest - related party	1,404	923
Embedded derivative liability	851	—
Advances under factoring arrangements	18,544	5,331
Advance from related parties	—	324
Current portion of long-term debt	18,583	586
Current portion of long-term debt - related party	10,172	6,262
Operating lease liabilities, current portion	3,742	—
Finance lease liabilities, current portion	953	—
Total current liabilities	74,702	22,987
Non-current liabilities
Long-term debt, less current portion	15,828	4,096
Long-term debt, less current portion - related party	8,875	6,005
Advances from suppliers	940	978
Operating lease liabilities, less current portion	7,310	—
Finance lease liabilities, less current portion	2,955	—
Deferred tax liability	238	—
Total non-current liabilities	36,146	11,079
Total liabilities	110,848	34,066
Commitments and contingencies (Note 12)
Redeemable stock
Series A Redeemable Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding, includes accrued and undeclared dividends $35 (September 30, 2019) and $17 (December 31, 2018) liquidation preference $335 (September 30, 2019) and $251 (December 31, 2018)	335	251
Redeemable common stock, at redemption value	1,200	—
Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,199,696 (September 30, 2019) and 2,258,530 (December 31, 2018) shares issued and outstanding	1	—
Common stock subscribed and not yet issued 7,090,582 (September 30, 2019) and 500,000 (December 31, 2018)	14,993	415
Additional paid-in capital	23,140	9,976
Accumulated deficit	(40,718)	(22,057)
Total stockholders’ deficit	(2,584)	(11,666)
Total liabilities, redeemable stock, and stockholders’ deficit	$109,799	$22,651

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2019	2018	2019	2018
Revenue
Trucking	$47,159	$8,235	$111,375	$10,212
CNG	97	415	708	1,112
Total revenue	47,256	8,650	112,083	11,324
Operating expenses
Payroll, benefits and related	26,362	2,818	55,632	3,517
Purchased transportation	4,559	2,088	18,702	2,740
Fuel	5,240	709	13,932	943
Equipment rent	3,846	2,719	10,058	3,032
Maintenance and supplies	3,613	144	8,312	165
General and administrative	4,645	1,268	8,740	3,214
Operating supplies and expenses	2,866	77	6,394	122
Depreciation and amortization	2,036	100	4,794	510
Insurance and claims	2,193	334	4,804	404
CNG expenses	(243)	341	565	837
Total operating expenses	55,117	10,598	131,933	15,484
Operating loss	(7,861)	(1,948)	(19,850)	(4,160)
Other income (expense)
Interest expense	(2,172)	(783)	(4,639)	(1,553)
Realized and unrealized gains on derivative liability, net	—	17	11	29
Gain on conversion of accounts payable - related party	173	—	173	—
Gain on extinguishment of related party interest	—	—	—	157
Gain on extinguishment of liabilities	—	—	—	657
Warrant expense	—	(199)	—	(589)
Other miscellaneous income	79	—	79	—
Total other expense	(1,920)	(965)	(4,376)	(1,299)
Loss before income taxes	(9,781)	(2,913)	(24,226)	(5,459)
Benefit for income taxes	5,565	—	5,565	—
Net loss	$(4,216)	$(2,913)	$(18,661)	$(5,459)
Accrued and undeclared preferred stock dividends	9	300	18	300
Net loss available to common stockholders	$(4,225)	$(3,213)	$(18,679)	$(5,759)
Basic and diluted weighted average common shares outstanding	12,732,285	1,409,249	8,578,215	1,100,800
Basic and diluted net loss per common share	$(0.33)	$(2.28)	$(2.18)	$(5.23)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Nine Months Ended September 30, 2019

	Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2019	2,258,530	$—	500,000	$415	$9,976	$(22,057)	$(11,666)
Accounts payable converted to common stock	10,000	—	—	—	10	—	10
Common stock issued for services - related party	10,000	—	—	—	25	—	25
Fair value of common stock issued for the purchase of Sheehy Mail Contractors, Inc.	—	—	2,240,000	2,285	—	—	2,285
Fair value of common stock issued for the purchase of Ursa Major Corporation	—	—	800,000	816	—	—	816
Fair value of stock-based compensation	—	—	—	—	86	—	86
Fair value of warrant-based compensation	—	—	—	—	14	—	14
Series A Redeemable Preferred stock dividend	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(7,435)	(7,435)
Balance - March 31, 2019	2,278,530	—	3,540,000	3,516	10,105	(29,492)	(15,871)
Fair value of common stock issued for the purchase of Ursa Major Corporation	800,000	—	(800,000)	(816)	816	—	—
Fair value of common stock issued for the purchase of Thunder Ridge Transportation, Inc.	500,000	—	(500,000)	(415)	415	—	—
Accounts payable-related party converted to common stock	117,092	—	—	—	293	—	293
Issuance of common stock for payment of Senior Bridge notes interest	14,074	—	—	—	14	—	14
Fair value of stock-based compensation	—	—	—	—	86	—	86
Fair value of warrant-based compensation	—	—	—	—	13	—	13
Common stock issued for cash	—	—	4,560,000	11,400	—	—	11,400
Series A Redeemable Preferred stock dividend	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(7,010)	(7,010)
Balance - June 30, 2019	3,709,696	—	6,800,000	13,685	11,739	(36,502)	(11,078)
Fair value of common stock issued for the purchase of Sheehy Mail Contractors, Inc.	2,240,000	1	(2,240,000)	(2,285)	1,084	—	(1,200)
Fair value of common stock issued for the purchase of Finkle Transport, Inc.	1,250,000	—	—	—	1,987	—	1,987
Fair value of common stock issued for the purchase of the Ritter Companies	—	—	2,440,982	3,466	—	—	3,466
Fair value of warrants issued in connection with Antara financing arrangement, net of issuance costs	—	—	—	—	7,648	—	7,648
Fair value of common stock issued in connection with Antara financing arrangement	—	—	89,600	127	—	—	127
Stock-based compensation expense	—	—	—	—	930	—	930
Adjustment to accounts payable-related party converted to common stock	—	—	—	—	(173)	—	(173)
Accretion of Series A Redeemable Preferred stock	—	—	—	—	(66)	—	(66)
Series A Redeemable Preferred stock dividend	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	(4,216)	(4,216)
Balance - September 30, 2019	7,199,696	$1	7,090,582	$14,993	$23,140	$(40,718)	$(2,584)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Nine Months Ended September 30, 2018

	Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2017, as stated	429,308	$—	—	$—	$1,300	$(14,075)	$(12,775)
Revision	—	—	—	—	—	(1,388)	(1,388)
Balance - January 1, 2018, as revised	429,308	—	—	—	1,300	(15,463)	(14,163)
Fair value of warrants issued with stock	—	—	—	—	35	—	35
Issuance of common stock for cash	1,000,000	—	—	—	2,500	—	2,500
Net income	—	—	—	—	—	102	102
Balance - March 31, 2018	1,429,308	—	—	—	3,835	(15,361)	(11,526)
Fair value of warrants issued with stock	—	—	—	—	(35)	—	(35)
Issuance of common stock for exchange of bridge notes and interest-related party	405,676	—	—	—	1,425	—	1,425
Issuance of common stock for exchange of bridge notes and interest	142,684	—	—	—	453	—	453
Stock-based compensation expense	—	—	—	—	560	—	560
Fair value of warrants issued to guarantee debt	—	—	—	—	390	—	390
Related party accounts payable converted to common stock	50,000	—	—	—	150	—	150
Accounts payable converted to common stock	43,400	—	—	—	36	—	36
Common stock issued for the purchase of Thunder Ridge Transport, Inc.	—	—	500,000	415	—	—	415
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(2,648)	(2,648)
Balance - June 30, 2018	2,071,068	—	500,000	415	6,814	(18,014)	(10,785)
Stock-based compensation expense	—	—	—	—	233	—	233
Fair value of warrants issued with Secured convertible promissory notes	—	—	—	—	747	—	747
Fair value of warrants issued for services	—	—	—	—	75	—	75
Issuance of common stock for exchange of Convertible promissory notes - related party	187,462	—	—	—	156	—	156
Fair value of warrants issued with conversion of Convertible promissory notes	—	—	—	—	124	—	124
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(2,913)	(2,913)
Balance - September 30, 2018	2,258,530	$—	500,000	$415	$8,149	$(20,933)	$(12,369)

See notes to unaudited condensed consolidated financial statements

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
($ in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(18,661)	$(5,459)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,794	510
Non-cash lease expense	2,145	—
Loss on sale of assets	191	—
Amortization of debt discount and debt issuance costs	847	635
Deferred income taxes	(5,610)	—
Stock option and warrant-based compensation	1,129	793
Non-cash interest expense	2,219	—
Bad debt expense (recovery)	—	(37)
Realized gain on derivative liability	(11)	(49)
Gain on conversion of accounts payable to common stock	(186)	—
Gain on extinguishment of convertible promissory notes	—	(814)
Common stock issued for services - related party	25	—
Common stock issued for interest	14	—
Redeemable Series A Preferred stock issued for services	—	300
Warrant expense	—	589
Other	—	46
Changes in assets and liabilities
Accounts receivable	702	(1,245)
Accounts receivable - related party	41	—
Alternative fuels tax credit receivable	(1,178)	68
Due from related party	(145)	—
Other assets	(3,258)	(244)
Accounts payable	(1,008)	(692)
Accounts payable - related party	(45)	(72)
Accrued expenses	(240)	1,211
Accrued interest - related party	482	235
Operating lease liabilities	(2,399)	—
Net cash used in operating activities	(20,152)	(4,225)
Cash flows from investing activities
Acquisitions, net of cash acquired	(19,482)	—
Purchases of equipment	(1,736)	—
Proceeds from sale of assets	192	—
Net cash used in investing activities	(21,026)	—
Cash flows from financing activities
Proceeds from sale of common stock and warrants	11,400	2,500
Proceeds from issuance of debt	26,768	4,005
Payments of principal on debt	(8,336)	(135)
Proceeds from sale-leaseback	1,889	—
Proceeds from issuance of debt - related party	400	—
Payments of principal on debt - related party	(362)	(1,055)
Payments on fuel advance	(38)	(8)
Advances from factoring arrangements	114,101	480
Payments on factoring arrangements	(102,641)	—
Debt issuance costs	(678)	(525)
Payments on finance lease liability	(664)	—
Payments on related party advances	(324)	—
Net cash provided by financing activities	41,515	5,262
Net increase in cash	337	1,037
Cash - beginning of period	1,630	84
Cash - end of period	$1,967	$1,121
Supplemental disclosure of cash flow information:
Income tax paid	$7	$—
Interest paid	$3,271	$429
Supplemental schedule of non-cash investing and financing activities:
Fair value of common stock and redeemable common stock issued for acquisitions	$8,553	$415
Debt issued to sellers for acquisitions	$6,430	$2,500
Fixed assets acquired with debt issuance	$234	$—
Issuance of common stock for exchange of bridge notes and interest – related party	$—	$1,425
Issuance of common stock for exchange of bridge notes and interest	$—	$453
Common stock for settlement of accounts payable - related party	$120	$150
Common stock for settlement of accounts payable	$10	$36
Conversion of related party notes payable to common stock	$—	$156
Fair value of warrants, net of issuance costs, and common stock issued in connection with Antara financing arrangement	$7,775	$—
Debt discount related to secured convertible promissory notes	$—	$3,294

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

EVO Transportation & Energy Services, Inc. is a transportation provider serving the United States Postal Service (“USPS”) and other customers. We are a surface transportation company serving the USPS with approximately 1,000 vehicles in operation as of September 30, 2019. Of these, approximately 200 vehicles operate on compressed natural gas (“CNG”) which makes us the largest user of alternative fuels amongst transportation companies serving the USPS. In certain markets, we fuel our vehicles at one of our five dedicated CNG stations which serve other customers as well. We operate from our headquarters in Phoenix, Arizona and from 15 facilities in 17 states.

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

Going Concern

As of September 30, 2019, the Company had a cash balance of $2.0 million, a working capital deficit of $55.2 million, stockholders’ deficit of $2.6 million, and material debt and lease obligations of $69.4 million, which included term loan borrowings under a financing agreement with Antara Capital. During the nine months ended September 30, 2019, the Company reported cash used in operating activities of $20.2 million and a net loss of $18.7 million.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following significant transactions and events affecting the Company’s liquidity occurred following the nine months ended September 30, 2019:

•	During the fourth quarter of 2019, the Company borrowed the remaining $2.1 million available under the Financing Agreement.
•

During the first quarter of 2020, the Company entered into Forbearance Agreements and Incremental Amendments to the Financing Agreement with Antara Capital and obtained an additional $6.3 million in term loan commitments and the lenders agreed to forbear from exercising certain rights, remedies, powers, privileges, and defenses under the Financing Agreement during the forbearance period. These incremental borrowings were subject to the same terms as the Company’s existing term loan commitments with Antara Capital. During the fourth quarter of 2020, in connection with the Company’s borrowing under the Main Street Priority Loan Program (as subsequently discussed), the Company paid down the aggregate principal amount due to Antara, including capitalized interest, from $22.5 million at September 30, 2019 (and $31.7 million after the fourth quarter 2019 and first quarter 2020 borrowings) to $16.7 million, the forbearance period related to the remaining Antara debt was terminated and all existing defaults and events of defaults were waived, and the maturity date of the remaining outstanding term loan balance under the Antara Financing Agreement was extended from September 16, 2022 to the earlier of the date that is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan or the date that is ninety-one days after the date the Main Street Loan is paid in full.

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

Notwithstanding management’s plans, there can be no assurance that the Company will be successful in its efforts to address its current liquidity and capital resource constraints. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements within the Company’s Form 10-Q. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result if the Company is unable to continue as a going concern.

Refer to Notes 1, 6, 7 and 11 to the condensed consolidated financial statements for further information regarding the Company’s debt, factoring, and lease obligations, including the future maturities of such obligations. Refer to Note 14 to the condensed consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to September 30, 2019.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s December 31, 2018 Annual Report on Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

	Three and Nine Months Ended September 30, 2019	Three and Nine Months Ended September 30, 2018
Stock options	6,319,250	4,300,000
Warrants	15,081,255	4,296,255
Common stock to be issued upon conversion of Secured convertible promissory notes	1,673,516	1,602,000
Common stock to be issued upon conversion of Redeemable Series A Preferred stock	134,097	100,000
Common stock to be issued upon conversion of Subordinated convertible senior notes payable to stockholders	—	31,984
Contingent common stock to be issued upon conversion of related-party accounts payable	—	89,092
Common stock to be issued upon conversion of Convertible promissory notes - related parties	7,280,000	7,000,000
Total	30,488,118	17,419,331

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

Adoption Date Impact – The required disclosures regarding the adoption date impact of ASC Topic 842 on the condensed consolidated balance sheet are presented below (in thousands).

	December 31, 2018	Opening Balance Adjustments	January 1. 2019
Assets
Operating lease right-of-use assets	$—	$4,381	$4,381
Favorable lease, net	$142	$(142)	$—

Liabilities
Operating lease liabilities	$—	$4,239	$4,239

The Company’s adoption of ASU No. 2016-02 did not have a material impact to the Company’s condensed consolidated statements of operations or its condensed consolidated statements of cash flows, and the Company determined there was no cumulative-effect adjustment to beginning accumulated deficit on the condensed consolidated balance sheet.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50,  Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard did not have a material impact to the Company’s condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Accounting Pronouncements to be Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects the adoption of ASU 2017-04 will not have a material impact on its condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This ASU requires up-front implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This new accounting standard will be effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance in the 2020 annual period did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new guidance changes the accounting for estimated credit losses pertaining to certain types of financial instruments including, but not limited to, trade and lease receivables. This pronouncement will be effective for fiscal years beginning after December 15, 2022. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating and assessing the impact this guidance will have on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently evaluating and assessing the impact this guidance will have on its condensed consolidated financial statements.

Revision of Previously Issued Financial Statements

During the preparation of the condensed consolidated financial statements for the period ended September 30, 2019, the Company identified an error related to an unrecorded liability within the previously issued financial statements for the year ended December 31, 2017. The previously disclosed amount for net loss for the year ended December 31, 2017 was understated by $1.4 million. Additionally, the previously disclosed amounts for current liabilities and accumulated deficit were understated by $1.4 million as of December 31, 2017 and at each of the subsequent annual and quarterly balance sheet dates through June 30, 2019. The error had no impact on earnings or earnings per share for the interim or annual periods of 2018 and subsequent years.

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

Note 2 - Acquisitions

The acquisitions described below were each accounted for as business combinations which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date in the Company’s condensed consolidated balance sheets. The primary intangible assets recognized are customer relationships and trade names, which were valued using the excess earnings method and relief from royalty method, respectively. The more significant assumptions inherent in the valuations include estimated revenue growth rates, operating margins, customer attrition rates, royalty rates, and the appropriate risk-adjusted discount rates used to discount the projected cash flows. We valued property and equipment using a combination of the income approach, the market approach, and the cost approach, which is based on the current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. Transaction costs for all of the acquisitions are immaterial and were expensed as incurred in general and administrative expenses in the condensed consolidated statements of operations. Any excess of the fair value of consideration transferred over the fair value of the net assets acquired is recognized as goodwill.

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

On April 7, 2020, the Sheehy stockholders notified the Company of their intent to exercise the redemption right, requesting $1.2 million in exchange for an unspecified number of shares of common stock determined by the establishment of a fair market value as set forth in the agreement. The Company has asserted it does not have the obligation to do so under the terms of the agreements relating to the redemption right.

On January 2, 2019, Sheehy Enterprises, Inc. (“SEI”), a related party, and Sheehy entered into an equipment lease agreement (the “Equipment Lease”), whereby SEI agreed to lease to Sheehy certain truck and trailer equipment owned by SEI. The Company agreed to pay SEI an amount equal to $92,000 per month for approximately 44 months, in addition to a promissory note (the “Sheehy Note”) in the principal amount of $0.4 million to SEI. The Sheehy Note bears interest at the rate of 5.65% per annum and had an initial maturity date of March 3, 2019. The Sheehy Note provides for up to four automatic extensions of the maturity date of 30 days each, provided that the Sheehy Note is not in default as of the date of each extension. If the principal and accrued interest on the Sheehy Note are not repaid by the end of the final maturity date extension term, then the principal and accrued interest amount of the Sheehy Note increases to $0.45 million and the balance of the Sheehy Note automatically converts into shares of the Company’s common stock at a rate of $2.50 per share. As of the final maturity extension date, the principal amount of $0.4 million was outstanding. In accordance with the terms of the Sheehy Note, the principal amount increased to $0.45 million. There also were intercompany receivables and payables due by and between EVO and certain entities owned by SEI shareholders (see Note 5 – Related Party Transactions – Due from Related Party). On November 18, 2019, the Company entered into an Intercompany Debt Repayment and Settlement Agreement (the “Intercompany Agreement”) by and between the Company, the stockholder, SEI and North American Dispatch Systems (“NADS”). Pursuant to this agreement, EVO assigned $0.4 million of their outstanding receivable balance due from NADS as partial payment of the Sheehy Note. The remaining principal amount due, plus accrued interest on the Sheehy Note of $40,000 was paid in the form of 35,156 shares of EVO common stock. No gain on settlement of related party debt was recorded. No further amounts are owed on the Sheehy Note.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition.

($ in thousands)
Assets acquired
Accounts receivable - trade	$376
Alternative fuels tax credit receivable	30
Due from related party	252
Prepaid expenses and other current assets	302
Property and equipment	3,091
Goodwill	4,051
Trade names	320
Customer relationships	650
Non-competition agreements	90
Right-of-use assets	5,878
Other long-term assets	3
Total assets acquired	15,043
Liabilities assumed
Accounts payable	(2,908)
Accrued expenses	(1,183)
Debt	(2,639)
Operating lease liabilities	(4,476)
Finance lease liabilities	(1,552)
Total liabilities assumed	(12,758)
Net assets acquired	$2,285
Consideration paid
Fair value of 2,240,000 shares of common stock issuable	$2,285
Total	$2,285

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

($ in thousands)
Assets acquired
Cash	$3,743
Account receivable - trade	579
Prepaids and other current assets	1,646
Property and equipment	15,509
Goodwill	6,881
Trade names	1,300
Customer relationships	200
Non-competition agreements	80
Right-of-use assets	2,180
Other long-term assets	32
Total assets acquired	32,150
Liabilities assumed
Accounts payable	(5,641)
Accrued expenses	(1,493)
Operating lease liabilities	(2,180)
Long-term debt	(11,199)
Deferred tax liabilities	(1,891)
Total liabilities assumed	(22,404)
Net assets acquired	$9,746
Consideration paid
Fair value of 800,000 shares of common stock issuable	$816
Cash	2,500
Promissory note	6,430
Total	$9,746

Goodwill of $6.9 million arising from the acquisition includes the expected synergies between Ursa, JB Lease and the Company, the value of the employee workforce, and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is not deductible for income tax purposes, was assigned to the Company’s Trucking reporting unit.

Finkle and Courtlandt

On July 19, 2019, but effective July 15, 2019, the Company acquired all of the outstanding equity interests in Finkle and Courtlandt in exchange for the following purchase consideration: (i) 1,250,000 shares of the Company’s common stock; (ii) $1.25 million in cash paid at closing; and (iii) an earnout of up to approximately 1,000,000 additional shares of the Company’s common stock, subject to the attainment of a specified performance target in the 12 months after the acquisition date. The Company recorded an estimated contingent liability related to the earnout of $0 as of the acquisition date and September 30, 2019, respectively. The acquisition date fair value of the liability is included in purchase consideration and subsequent changes in the liability are included in general and administrative expense in the condensed consolidated statement of operations. The estimated fair value of the contingent liability was measured using Level 3 inputs, see Note 10, Fair Value Measurements.

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

($ in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$51,929	$43,751	$146,842	$129,440
Net loss	$(3,329)	$(4,680)	$(23,718)	$(9,429)
Net loss available to common stockholders	$(3,338)	$(4,980)	$(23,736)	$(9,729)
Basic and diluted weighted-average common stock outstanding	15,005,617	8,140,231	11,901,637	8,110,170
Basic and diluted loss per common stock, as reported	$(0.22)	$(0.61)	$(1.99)	$(1.20)

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

Note 3 - Balance Sheet Disclosures

Property and equipment are summarized as follows:

($ in thousands)	September 30, 2019	December 31, 2018
Tractors, trailers, and other vehicles	$35,629	$378
Equipment	6,302	3,330
Buildings	3,849	3,849
Land	976	976
Leasehold improvements	314	—
Office and computer equipment	23	38
	47,093	8,571
Less accumulated depreciation	(4,188)	(967)
	$42,905	$7,604

Depreciation expense for the nine months ended September 30, 2019 and 2018, was $3.4 million and $0.4 million, respectively. Depreciation expense for the three months ended September 30, 2019 and 2018, was $1.4 million and $0.1 million, respectively.

Goodwill consists of the following:

($ in thousands)	September 30, 2019	December 31, 2018
Beginning balance	$2,887	$—
Acquisitions	22,020	2,887
Reduction of goodwill	(1,018)	—
	$23,889	$2,887

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

All of the Company’s goodwill is included in its Trucking segment.

Intangible assets consist of the following:

	September 30, 2019			December 31, 2018
($ in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$4,604	$(736)	$3,868	$2,744	$(312)	$2,432
Trade names	2,416	(274)	2,142	546	(117)	429
Favorable leases	—	—	—	307	(165)	142
Non-competition agreements	325	(37)	288	40	(6)	34
	$7,345	$(1,047)	$6,298	$3,637	$(600)	$3,037

Amortization expense for the nine months ended September 30, 2019 and 2018, was $0.6 million and $0.1 million, respectively. Amortization expense for the three months ended September 30, 2019 and 2018, was $0.2 million and $0.0 million, respectively.

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

	For the Nine Months Ended September 30, 2019
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$111,375	$708	$—	$112,083
Operating expenses excluding depreciation and amortization	$(120,799)	$(746)	$(5,594)	$(127,139)
Depreciation and amortization	$(4,260)	$(377)	$(157)	$(4,794)
Net loss	$(16,183)	$(453)	$(2,025)	$(18,661)

	For the Three Months Ended September 30, 2019
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$47,159	$97	$—	$47,256
Operating expenses excluding depreciation and amortization	$(50,449)	$205	$(2,837)	$(53,081)
Depreciation and amortization	$(1,785)	$(113)	$(138)	$(2,036)
Net loss	$(6,293)	$181	$1,896	$(4,216)

	For the Nine Months Ended September 30, 2018
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$10,212	$1,112	$—	$11,324
Operating expenses excluding depreciation and amortization	$(11,111)	$(2,147)	$(1,716)	$(14,974)
Depreciation and amortization	$(97)	$(413)	$—	$(510)
Net loss	$(1,151)	$(1,846)	$(2,462)	$(5,459)

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	For the Three Months Ended September 30, 2018
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$8,235	$415	$—	$8,650
Operating expenses excluding depreciation and amortization	$(9,007)	$(1,560)	$69	$(10,498)
Depreciation and amortization	$(14)	$(86)	$—	$(100)
Net loss	$(907)	$(1,628)	$(378)	$(2,913)

For the nine months ended September 30, 2019 and 2018, the revenue from one customer accounted for approximately 89% and 98%, respectively, of total consolidated revenue.

Note 5 - Related Party Transactions

Accounts Payable – Related Party

The Company’s accounts payable - related party consist of guaranteed payments and expense reimbursements to stockholders. Accounts payable – related party was $0 million and $0.3 million as of September 30, 2019 and December 31, 2018, respectively.

On April 1, 2019, the Company issued 117,092 shares of common stock with an approximate fair value of $0.1 million pursuant to the Separation Agreement with a former officer to settle $38,000 of advances and approximately $0.3 million of accounts payable – related party. The Company recorded a gain of $0.2 million associated with the issuance of this common stock, which is included in gain on conversion of accounts payable – related party in the accompanying condensed consolidated statement of operations.

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by one of the Company’s officers. Under the agreement, the Company pays a monthly fee for this technology based on the number of devices installed across the Company’s fleet. During the three months and nine months ended September 30, 2019, the Company recognized expense of approximately $0.1 million and $0.3 million related to this software technology, respectively, and the amount included in accounts payable as of September 30, 2019 was $0.1 million.

Due from Related Party

Certain related party receivable and payable balances were acquired as part of the Sheehy acquisition (see Note 2 – Acquisitions – Sheehy) as of January 2, 2019. SEI and NADS are companies controlled by the former owner of Sheehy who currently is an officer of the Company. The transactions representing the balance due to SEI and due from NADS at January 2, 2019 were for ordinary course business transactions incurred prior to the acquisition. The balance due to the officer on the acquisition date represents personal funds advanced to Sheehy for general working capital purposes prior to the acquisition. On January 7, 2019, the Company transferred a total of $0.15 million to SEI to fully repay the balance due to the officer and reduce the payable due to SEI.

($ in thousands)	September 30, 2019	January 2, 2019 (Acquisition date)
Due to Sheehy Enterprises, Inc.	$(375)	$(440)
Due from North American Dispatch Systems	777	777
Officer	—	(85)
	$402	$252

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

Advances - Related Party

As of September 30, 2019, and December 31, 2018, advances from EAF members were $0 and $0.3 million, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $1.4 million and $0.9 million as of September 30, 2019, and December 31, 2018, respectively.

Off Balance Sheet Arrangements - Collateral Security Pledge Agreement

On January 31, 2019, the Company entered into a letter agreement with SEI to satisfy the Sheehy captive insurance security deposit requirement for 2019 (see Note 12, Commitments and Contingencies – Captive Insurance). The letter agreement references a Collateral Security Pledge Agreement among SEI, Sheehy and the insurance captive (“CSPA”). Under the CSPA, SEI has pledged a total of $0.3 million in cash and investments held in the SEI captive insurance member account. The pledged collateral remains the exclusive property of SEI and any interest earned on the pledged collateral during the term of the agreement will accrue exclusively to the benefit of SEI. The Company has no claim to the pledged collateral or any accrued interest. The letter agreement expired on March 1, 2020, however, the CSPA requires the consent of the Company in order for it to be terminated and the Company is in negotiation with SEI to extend the agreement.

For information regarding additional related-party transactions, see Note 2, Acquisitions, Note 7, Debt, and Note 8, Redeemable Stock and Stockholders’ Deficit.

Accounts Receivable – Related Party

During the year ended December 31, 2018, the Company sold CNG to an officer’s company and recognized revenue of $0.1 million. As of September 30, 2019 and December 31, 2018, accounts receivable – related party was $0 and $41,000, respectively.

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

For long-term contracts with credit worthy customers, the Factor may advance, at their discretion, unearned future contract amounts. Unearned advances are secured by all factored and non-factored long-term contract cash receipts, which are remitted directly to the Factor by the customer. Earned and unearned components included in Advances from factoring arrangement are as follows:

($ in thousands)	September 30, 2019	December 31, 2018
Purchased accounts receivable	$8,774	$5,331
Unearned future contract advances	9,770	—
Total	$18,544	$5,331

The Factor may require, at their discretion at any time, the Company to repay unearned future contract advances or purchased accounts receivable that have not been paid by the customer. Financing costs are primarily comprised of an interest rate of Prime plus 2.0% (resulting in rates of 6.5% and 7.5% as of September 30, 2019 and December 31, 2018, respectively). There is also a factor fee of 0.25% of the face amount of the invoice factored and an associated penalty increase for purchased accounts that remain unpaid for 31 days. Total interest and financing fees for factored receivables for the nine months ended September 30, 2019 and 2018 were $1.2 million and $0.2 million, respectively. The fees are included in interest expense in the condensed consolidated statements of operations.

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

Antara Financing Agreement

Concurrently with the Ritter acquisition on September 16, 2019, the Company entered into a $24.5 million financing agreement (the “Financing Agreement”) among the Company, each subsidiary of the Company, various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent. Pursuant to the Financing Agreement, the Company initially borrowed $22.4 million (the “Term Loan”) and borrowed the remaining $2.1 million during October 2019. All of the Company’s subsidiaries are guarantors under the Financing Agreement. The Term Loan is secured by all assets of the Company and its subsidiaries, including pledges of all equity in the Company’s subsidiaries and is not subject to registration rights. The Financing Agreement contains covenants that limit (i) the making of investments, (ii) the incurrence of additional indebtedness, (iii) the incurrence of liens, (iv) payments and asset transfers with restricted junior loan parties or subsidiaries, including dividends, (v) transactions with shareholders and affiliates, (vi) asset dispositions and acquisitions, among others. The Term Loan bears interest at 12% per annum and has a maturity date of September 16, 2022. Until December 31, 2019, interest on the Term Loan will be paid in kind and capitalized as additional principal, and the Company has the option to pay interest on the capitalized interest in cash or in kind. All interest payments on the Term Loan through September 30, 2019 were in kind. After December 31, 2019, monthly interest payments will be due in cash, and all outstanding principal and interest will be due on the maturity date. The Term Loan may be prepaid at any time, subject to payment of a prepayment premium of (1) 7% for each early payments made or coming due on or prior to September 16, 2020, (2) after September 16, 2020, 5% for each early payment made or coming due on or prior to September 16, 2021, and (3) thereafter, no premium shall be due. Proceeds are to be used to (i) effect the Ritter acquisition, (ii) to refinance and retire existing indebtedness, and (iii) general working capital needs.

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

The Term Loan was further evaluated for the existence of embedded features to be bifurcated from the amount allocated to the debt component. The Term Loan agreement contains a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. Any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. The allocation of the proceeds to the debt component and the bifurcation of the embedded derivative liability resulted in a $9.0 million debt discount that will be amortized to interest expense over the term of the Term Loan.

Refer to Note 14, Subsequent Events, for additional agreements entered into subsequent to September 30, 2019 related to the Antara Financing Agreement.

The Company has classified the $22.5 million unpaid principal balance, which includes $0.1 million of capitalized interest, as a current liability as of September 30, 2019.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Debt consists of:

	September 30, 2019	December 31, 2018
($ in thousands)	(Unaudited)
(a) $24.5 million Term Loan	$22,512	$—
(b) $1.3 million note payable	863	951
(c) Four promissory notes with an aggregate principal amount of $9.5 million	9,500	9,500
(d) One subordinated senior note payable to a stockholder with interest at 16% and maturity during October 2017.	75	75
(e) $3.8 million senior promissory note	3,800	3,800
(f) $4.0 million promissory note	4,000	4,000
(g) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	4,184	4,040
(h) $2.5 million promissory note - stockholder	2,032	2,387
(i) $0.3 million note payable	244	281
(j) Three equipment notes payable	30	101
(k) Thunder Ridge supplier advance	940	978
(l) $6.4 million promissory note - stockholder	6,423	—
(m) Various notes payable acquired from JB Lease	5,037	—
(n) $0.8 million note payable	718	—
(o) $0.3 million note payable	240	—
(p) $3.8 million note payable	3,350	—
(q) Equipment notes payable acquired from Sheehy	879	—
(r) Notes payable acquired from Sheehy	829	—
(s) $0.2 million note payable	182	—
(t) Notes payable acquired from Ritter	499	—
(u) Finkle equipment notes	5,364	—
(v) $0.4 million promissory note - stockholder	400	—
Line of credit	—	317
Total before debt issuance cost and debt discount	72,101	26,430
Debt issuance costs	(744)	(416)
Debt discount	(16,959)	(8,087)
	54,398	17,927
Less current portion	(28,755)	(6,848)
	$25,643	$11,079

(a)	$24.5 million Term Loan

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

As of September 30, 2019, the unamortized debt discount was $9.0 million and the unamortized debt issuance costs were $0.5 million.

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

As of September 30, 2019 and December 31, 2018, the unamortized debt discount was $7.2 million and $7.5 million, respectively.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the subordinated promissory note and the promissory note described below, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.2 million. As of September 30, 2019, the remaining unamortized debt discount was $0.2 million.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the promissory note and the senior promissory note described above, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.3. As of September 30, 2019, the remaining unamortized debt discount was $0.3 million.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company is required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. During the nine months ended September 30, 2019, the Company incurred and paid $0.1 million in liquidated damages to noteholders.

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

As of September 30, 2019 and December 31, 2018, the unamortized debt discount was $0.3 million and $0.6 million, respectively, and the unamortized debt issuance costs were $0.2 million and $0.4 million, respectively. The amount of capitalized interest included in the principal balance at each point in time was $0.2 million and $35,000, respectively.

(h)	$2.5 million promissory note – stockholder

The $2.5 million promissory note was issued on June 1, 2018 to a stockholder, with interest at 6% and a maturity date of the earlier of (a) the date the Company raises $40.0 million in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Peck’s employment with the Company by the Company without cause or by Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge. The maturity date of the promissory note has been subsequently amended to extended it to November 30, 2022. The note calls for monthly principal payments, with all accrued and unpaid interest due and payable on the maturity date.

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

The notes payable acquired from Sheehy are payable to a bank with interest rates of 4.35% to 4.375% per annum. The notes mature between September 2020 and December 2021 and are collateralized by substantially all the Sheehy assets. The notes are subject to certain restrictive covenants.  The Company was not in compliance with the financial ratio covenants at September 30, 2019, and has classified the related balance as a current liability.

(s)	$0.2 million note payable

The $0.2 million note payable to a financing company was issued during February 2019, with interest at 8.94% per annum and a maturity date during March 2023. The note is collateralized by certain equipment.

(t)	Notes payable acquired from Ritter

Note payable to a related party that was assumed as a liability in the Ritter acquisition. The note has an interest rate of 7.0% and matures in December 2028.

(u)	Finkle equipment notes

Equipment notes payable with interest rates ranging from 5.2% to 11.8% and maturity dates between May 2020 and September 2025. The notes are collateralized by equipment.

(v)	$0.4 million promissory note – stockholder

The $0.4 million promissory note was issued January 2, 2019 to a stockholder (the “Sheehy Note”), with interest at 5.65% per annum with maturity within 60 days of issuance. The note automatically renews a maximum of four times for 30 days. If the renewals have been exhausted, the note will increase in value to $0.45 million and convert to shares of common stock at $2.50 per share. As of the final maturity extension date, the principal amount of $0.4 million was outstanding. In accordance with the terms of the Sheehy Note, the principal amount increased to $0.45 million. On November 18, 2019, the Sheehy Note and all accrued interest was deemed to be paid in full under the terms of the Intercompany Agreement (See Note 5 – Related Party Transactions – Due from Related Party).

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 - Redeemable Stock and Stockholders’ Deficit

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

On October 9, 2017, management of the Company terminated the employment of the Company’s president. In connection with the termination, the Company and former president entered into a Mutual Separation Agreement dated October 9, 2017 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company and former president agreed that (i) his last day of employment with the Company was October 9, 2017, (ii) he will be paid an aggregate of $0.1 million within ten business days after the Company raises an aggregate of $2.0 million in any combination of public or private debt or equity securities offerings, and (iii) in satisfaction of $0.2 million of deferred compensation, the Company will issue 89,092 shares of its common stock within ten business days after the Company raises an aggregate of $2.0 million in any combination of public or private debt or equity securities offerings. The $0.1 million payment had not been rendered and the stock had not been issued as of December 31, 2018. The balances are included in accounts payable – related party. On April 1, 2019, the Company issued 117,092 shares of common stock with an approximate fair value of $0.1 million to settle the Separation Agreement with the former officer. The settlement included $38,000 of advances from related party and approximately $0.3 million of accounts payable - related party. The Company recorded a gain of $0.2 million associated with the issuance of this common stock, which is included in gain on conversion of accounts payable – related party in the accompanying condensed consolidated statement of operations.

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

Common Stock Subscribed

During the nine months ended September 30, 2019, the Company agreed to issue 4,560,000 shares of common stock pursuant to the sale of the 2019 Units, 2,440,982 shares of common stock for the Ritter acquisition, and 89,600 shares of common stock as an advisory fee to a third-party financial advisor in connection with the Financing Agreement. All of these shares were subsequently issued in 2019.

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

The following table summarizes the warrants outstanding and exercisable as of September 30, 2019 and December 31, 2018, and is inclusive of the warrants further described in Note 9, Stock-based Compensation:

	Number of Shares	Weighted Average Exercise Price
December 31, 2018:
Outstanding	4,296,255	$3.34
Exercisable	3,296,256	$2.84
September 30, 2019:
Outstanding	15,081,255	$1.88
Exercisable	14,414,589	$1.69

Series A Preferred Stock

On April 13, 2018, the Company issued 100,000 shares of Series A Preferred stock containing 15:1 voting rights to a related party for advisory services rendered to the Company. The fair value of the services rendered was assessed at $0.2 million.

Redeemable Common Stock

As further described in Note 2, Acquisitions, under the Sheehy acquisition agreement, the Sheehy stockholders may request the Company to net settle in cash any number of the 2,240,000 common shares from the acquisition with a fair market value of up to $1.2 million as of the date of the redemption request. Since the redemption of these shares of common stock represents a contingent event outside the control of the Company, the aggregate amount the Company may be required to pay to redeem these shares has been presented in temporary equity in the accompanying balance sheet.

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

As described in Note 1, Description of Business and Summary of Significant Accounting Policies, the majority of the Company’s stock options contain a provision that provides for the acceleration of vesting upon the Company completing an aggregate of at least $30 million of any combination of debt and/or equity financing transactions after the date of grant. During the nine months ended September 30, 2019, stock options to purchase an aggregate of 2,389,438 shares of common stock were accelerated upon the consummation of the Antara Financing Agreement.

During the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $1.1 million and $0.8 million, respectively, related to stock options. During the three months ended September 30, 2019 and 2018, the expense was $1.0 million and $0.4 million, respectively. As of September 30, 2019, the Company had unrecognized stock-based compensation expense of approximately $0.3 million related to the unvested portions of outstanding stock options, which it expects to recognize over a weighted-average period of 0.8 years.

The following table presents the stock option activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2018	4,700,000	$2.50	9.3	$—
Granted	1,769,250	2.50
Exercised	—	—		—
Cancelled	(150,000)	—
Outstanding - September 30, 2019	6,319,250	$2.50	9.0	$—
Exercisable - September 30, 2019	5,519,250	$2.50	8.8	$—

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the nine months ended September 30:

	2019	2018
Approximate risk-free rate	1.6% - 2.5%	2.8% - 3.1%
Expected life (in years)	5.3 - 7.0	7.0
Dividend yield	—%	—%
Volatility	41.3% - 44.3%	55%

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The weighted-average grant-date fair value of options granted was $0.35 and $0.27 per share during the nine months ended September 30, 2019 and 2018, respectively. The total fair value of options vested during the nine months ended September 30, 2019 and 2018 was $1.2 million and $0.3 million, respectively.

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

During the year ended December 31, 2018, the Company issued warrants to purchase 999,999 shares of the Company’s common stock contingent on continued employment. The warrants vest in three tranches of 333,333 shares each year during 2019, 2020 and 2021. The fair value of the warrants issued was determined using the Black Scholes pricing model was $149,390, calculated with a six, seven and eight-year terms, respectively, 55%, 51% and 53% volatility, respectively, 2.8%, 2.85% and 2.87% discount rate, respectively, and the assumption of no dividends. During the nine months ended September 30, 2019 and 2018, the Company has recorded stock-based compensation expense of $40,000 and $32,000, respectively, related to these warrants. During the three months ended September 30, 2019 and 2018, the expense was $13,000 and $14,000, respectively.

During the year ended December 31, 2018, the Company issued fully vested warrants to purchase 161,100 shares of the Company’s common stock for services. The fair value of the warrants issued was determined using the Black Scholes pricing model was $75,000. Calculated with a five-year term; 49% volatility; 2.85% discount rate and the assumption of no dividends.

There was no stock-based compensation warrant activity for the nine months ended September 30, 2019. The following table presents information related to stock-based compensation warrants outstanding and exercisable as of September 30, 2019 and December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2018	1,161,099	$4.65	6.9	$—
Outstanding - September 30, 2019	1,161,099	$4.65	6.1	$—
Exercisable - September 30, 2019	494,433	$2.84	6.0	$—

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

The Company's derivative liability embedded in its September 2019 Financing Agreement is measured at fair value using a probability-weighted discounted cash flow model and is classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The liability is included as a component of accrued expenses on the condensed consolidated balance sheets and subject to remeasurement to fair value at the end of each reporting period. For the nine months ended September 30, 2019, there was no change in the fair value of the embedded derivative liability. The assumptions used in the discounted cash flow model include: (1) management's estimates of the probability and timing of future cash flows and related events; (2) the Company's risk-adjusted discount rate that includes a company-specific risk premium; and (3) the Company's cost of debt.

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

The Company’s obligations under its debt agreements are carried at amortized cost. The fair value of the Company’s obligations under its convertible notes and September 2019 Financing Agreement are considered Level 3 liabilities of the fair value hierarchy because fair value was estimated using significant unobservable inputs. The fair value of the Company’s other debt arrangements are considered Level 2 liabilities of the fair value hierarchy because fair value is estimated using inputs other than quoted prices that are observable for the liability such as interest rates and yield curves. The estimated fair value of the Company’s September 2019 Financing Agreement was $14.0 million as of September 30, 2019, and its carrying value was $13.0 million as of September 30, 2019. The carrying value of the Company’s remaining debt obligations approximates fair value, and was $41.4 million and $17.9 million as of September 30, 2019, and December 31, 2018, respectively.

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

Operating lease costs are recognized on a straight-line basis over the term of the lease within operating supplies and expenses and equipment rent expense. Finance lease costs consist of amortization expense and interest expense. Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the expected useful life or the lease term to amortization expense, and the carrying amount of the lease liability is adjusted to reflect interest expense. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in equipment rent in the period in which the obligation for those payments is incurred.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

At September 30, 2019, the Company had the following balances recorded in the condensed consolidated balance sheet related to its lease arrangements:

($ in thousands)	Classification	September 30, 2019
Assets
Operating leases	Right-of-use-asset	$11,448
Finance leases	Right-of-use-asset	3,599

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	3,742
Finance leases	Finance lease liabilities, current portion	953

Non-current:
Operating leases	Operating lease liabilities, less current portion	7,310
Finance leases	Finance lease liabilities, less current portion	2,955

Components of lease cost are as follows:

($ in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Finance lease costs:
Amortization of ROU assets	$453	$776
Interest on lease assets	250	271
Operating lease costs	772	2,881
Short-term lease costs	1,910	5,502
Variable lease costs	70	240
Total	$3,455	$9,670

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Nine months ended September 30, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$664
Operating cash flows from finance lease interest expense	271
Operating cash flows from operating leases	3,173
Non-cash activity
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities – recognized as of ASC 842 adoption	1,493
Operating lease liabilities – recognized as of ASC 842 adoption	3,040
Finance lease liabilities – recognized as a result of 2019 business combinations	1,666
Operating lease liabilities – recognized as a result of 2019 business combinations	10,276

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Weighted-average remaining lease term and discount rate for our leases are as follows:

September 30, 2019
Weighted-average remaining lease term (years)
Finance leases	3.8
Operating leases	5.1
Weighted-average discount rate
Finance leases	10%
Operating leases	15%

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remainder of 2019	$1,363	$341
2020	4,681	1,517
2021	3,220	895
2022	2,161	871
2023	849	859
Thereafter	2,935	339
Total lease payments	$15,209	$4,822
Less: Imputed interest	(4,157)	(914)
Present value of lease liabilities	$11,052	$3,908

Future minimum lease commitments as of December 31, 2018, under ASC Topic 840, the predecessor to Topic 842, are as follows:

Year Ending December 31,
2019	$1,655
2020	1,007
2021	552
2022	504
2023	187
Thereafter	39
$3,944

Related Party Leases

The Company has various lease obligations with related parties for trucks, office space and terminals expiring at various dates through September 2038. Over the term of the leases the approximate rent expense will be approximately $6.4 million.

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

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses on the accompanying condensed consolidated balance sheet at September 30, 2019 and December 31, 2018. No payments have been made to date.

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

Except as described above, there are no currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Long-Term Take-or-Pay Natural Gas Supply Contracts

At September 30, 2019, the Company had commitments to purchase natural gas on a take-or-pay basis with three vendors. It is anticipated these are normal purchases that will be necessary for sales, and that any penalties for failing to meet minimum volume requirements will be immaterial. As of September 30, 2019, the estimated remaining liability under the take-or-pay arrangements was approximately $0.3 million.

Captive Insurance

Prior to the acquisition, Sheehy was self-insured for certain insurance risks with a captive insurance company under SEI. Upon the acquisition of Sheehy from SEI in January 2019 (see Note 2, Acquisitions – Sheehy), the Company became a member of the captive and Sheehy was transferred to the EVO member account. As a member of the captive, the Company is required to maintain a security deposit. The security deposit requirement is calculated at the renewal date of March 1st each year and is based on the prior three years of premium experience. The security deposit may be satisfied with either cash and/or investment collateral held in the captive or with a letter of credit. The Company’s security deposit requirement for 2019 was $0.3 million, based on a single year of premium experience. SEI agreed to pledge excess cash and investments held in the captive under the SEI member account to satisfy the Company’s security deposit requirement for 2019. The letter agreement between the Company and SEI expired on March 1, 2020, however, the underlying Collateral Security Pledge Agreement among the Company, SEI and the captive has not expired and requires the Company’s consent for its amendment. The Company will be responsible for providing sufficient collateral to satisfy the security deposit with the captive if and when it comes to terms with SEI. The Company is also responsible for providing any additional collateral that may be requested by the captive. See Note 5, Related Party – Off Balance Sheet Arrangements - Collateral Security Pledge Agreement for terms of the agreement.

Letter of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting the station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $70,565 minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $510,763, which amount may decrease annually during the term of the agreement and was equal to $306,458 as of September 30, 2019 and December 31, 2018.

Note 13 - Income Taxes

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

Note 14 - Subsequent Events

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

Impairment of Long-Lived Assets

In connection with the appointment of a new Chief Executive Officer effective October 1, 2019, the Company performed an analysis to evaluate the recoverability of the long-lived assets of the CNG Fueling Stations asset group. The Company measured the net carrying value of the asset group against the estimated undiscounted future cash flows associated with it. Because the sum of the expected future net cash flows were less than the net carrying value of the asset group, the Company recorded a $3.5 million impairment loss equal to the amount by which the net carrying value of the asset group exceeded its fair value as of October 1, 2019.

Purchase of Fixed Assets

On October 15, 2019, the Company entered into an agreement with an existing stockholder to purchase used CNG tractors in exchange for 1,174,800 shares of the Company’s common stock and a warrant to purchase 1,174,800 shares of the Company’s common stock at an exercise price of $2.50 per share. Although the Company has taken possession of the tractors, the issuance of the common stock and the warrant has not yet occurred.  Accordingly, the Company has recorded fixed assets of $3.5 million related to the tractors, with an associated $3.5 million as common stock issuable related to the Company’s obligation to issue the common stock and the warrant to purchase common stock.

Truckserv Enterprises, LLC.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Antara Capital Warrant

In connection with the Incremental Amendment the Company issued a warrant (the “Antara Warrant 2020”) to Antara Capital to purchase 3,650,000 shares (the “Antara Warrant Shares 2020”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at an exercise price of $2.50 per share, subject to adjustment for certain distributions, stock splits, and issuances of Common Stock, as an incentive. The issuance of this warrant results in an additional debt discount that will be amortized to interest expense over the term of the det using the effective interest method. The Antara Warrant 2020 is exercisable for ten years from the date of issuance. If the fair market value of the Antara Warrant Shares 2020 is greater than $2.50 at the end of the exercise period, then the Antara Warrant 2020 will be deemed to be exercised automatically and immediately prior to the end of the exercise period. Pursuant to the Antara Warrant 2020, the Company granted Antara Capital preemptive rights to purchase its pro rata share, determined based on the number of shares held by Antara Capital or into which warrants held by Antara Capital (including the Antara Warrant 2020) are exercisable, of capital stock issued by the Company after the issuance date of the Antara Warrants 2020, subject to certain excepted issuances.

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

COVID-19

Beginning in March 2020, the U.S. and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of COVID-19. These trends, including a potential domestic or global recession, and any potential resulting direct and indirect negative impact to the Company, cannot be accurately predicted.

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

We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. The effects of COVID-19 to date have not been material to our financial statements. However, based on current trends and if the pandemic is not substantially contained in the near future, COVID-19 may have a material adverse impact on our future revenue growth as well as our overall profitability. Further, a sustained downturn may also result in a decrease in the fair value of our goodwill or other long-lived assets, causing them to exceed their carrying value. This may require us to recognize an impairment of those assets.

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

Purchase and Cancellation of Secured Convertible Promissory Notes

In March and April 2021, the Company entered into certain Note Purchase Agreements and Releases (the “Note Purchase Agreements”) between the Company and certain holders (the “Holders”) of Secured Convertible Promissory Notes (the “2018 Convertible Notes”) in the principal amount of $0.6 million issued by the Company in July and August 2018 to the Holders and the note purchase agreements and security agreements related thereto (the “2018 Convertible Note Agreements”).

The Note Purchase Agreements provide for various releases by the Holders and their respective representatives, successors, and assigns, including releases arising out of or related to the 2018 Convertible Notes and the 2018 Convertible Note Agreements.  Pursuant to the Note Purchase Agreements, the Company agreed to purchase the 2018 Convertible Notes and the 2018 Convertible Note Agreements from the Holders.  As consideration for the 2018 Convertible Notes and the 2018 Convertible Note Agreements, the Company agreed to pay approximately $0.1 million in cash to the Holders and to issue to the Holders warrants (the “Holder Warrants”) to purchase an aggregate of up to 231,453 shares of common stock of the Company at a price of $0.01 per share.

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

Forward-looking statements are based on information available to management at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Such statements reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include, among other factors:

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

Background and Recent Developments

EVO Transportation & Energy Services, Inc. is a transportation provider serving the United States Postal Service (“USPS”) and other customers. We are the second largest surface transportation company serving the USPS with approximately 1,000 vehicles in operation as of September 30, 2019. Of these, approximately 200 vehicles operate on compressed natural gas (“CNG”) which makes us the largest user of alternative fuels amongst transportation companies serving the USPS. In certain markets, we fuel our vehicles at one of our five dedicated CNG stations which serve other customers as well. We operate from our headquarters in Phoenix, Arizona and from 15 facilities in 17 states.

We have grown primarily through acquisitions, and we have completed six acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers. During 2019, we were awarded 114 additional contracts from the USPS which are expected to generate $15.2 million in annual revenue. We have been actively integrating the acquisitions we have made under common leadership and technology and are now operating under a single brand.

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

Results from Operations

Three months ended September 30, 2019, as compared with the three months ended September 30, 2018

Trucking Segment

Substantially all of the increases in Trucking revenue and operating expenses from the three months ended September 30, 2018 to the three months ended September 30, 2019 are due to 2018 including the acquisition of, and partial-year results of operations for, Thunder Ridge while 2019 includes full-year results of operations for Thunder Ridge as well as the acquisitions of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies.

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

Payroll, benefits and related: Of the Company’s 1,324 employees at September 30, 2019, 1,058 were drivers. Driver wages are fixed per contract with USPS and are eligible for renegotiation with USPS on a bi-annual basis. In addition to an hourly wage that is set by the Department of Labor, drivers also earn an incremental hourly rate for benefits.

Purchased transportation: Purchased transportation represents payments to subcontracted third party companies. These contracts are negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to, labor, equipment, fuel and associated expenses. The Company utilized purchased transportation for less than 10% of the Company’s total miles for the three months ended September 30, 2019.

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

CNG Fueling Stations Segment

CNG revenue: Revenue for the CNG stations was $0.1 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively. The decrease resulted from an overall downward trend in CNG sales volume.

CNG operating expenses: CNG operating expense is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees.

EVO Consolidated

General and administrative: General and administrative expense was $4.6 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively. The increase in general and administrative expense is due primarily to 2018 including the acquisition of, and partial-year results of operations for, Thunder Ridge while 2019 included full-year results of operations for Thunder Ridge as well as the acquisitions of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies.

Depreciation and amortization: Depreciation and amortization expense was $2.0 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. The increase in depreciation and amortization expense is due primarily to 2018 including the acquisition of, and partial-year results of operations for, Thunder Ridge while 2019 included full-year results of operations for Thunder Ridge as well as the acquisitions of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies.

Interest expense: Interest expense increased to $2.2 million for the three months ended September 30, 2019 from $0.8 million for the three months ended September 30, 2018. The increase in interest expense is due primarily to the incurrence of debt obligations to finance the Company’s 2019 acquisitions, including the September 2019 Financing Agreement, as well as the assumption of debt obligations in connection with such acquisitions.

Nine months ended September 30, 2019, as compared with the nine months ended September 30, 2018

Trucking Segment

Substantially all of the increases in Trucking revenue and operating expenses from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 are due to 2018 including the acquisition of, and partial-year results of operations for, Thunder Ridge while 2019 includes full-year results of operations for Thunder Ridge as well as the acquisitions of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies.

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

Payroll, benefits and related: Of the Company’s 1,324 employees at September 30, 2019, 1,058 were drivers. Driver wages are fixed per contract with USPS and are eligible for renegotiation with USPS on a bi-annual basis. In addition to an hourly wage that is set by the Department of Labor, drivers also earn an incremental hourly rate for benefits.

Purchased transportation: Purchased transportation represents payments to subcontracted third party companies. These contracts are negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to, equipment, fuel and associated expenses. The Company utilized purchased transportation for less than 10% of the Company’s total miles for the nine months ended September 30, 2019.

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

CNG Fueling Stations Segment

CNG revenue: Revenue for the CNG stations was $0.7 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease resulted from an overall downward trend in CNG sales volume.

CNG operating expenses: CNG operating expense is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees.

EVO Consolidated

General and administrative: General and administrative expense was $8.7 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in general and administrative expense is due primarily to 2018 including the acquisition of, and partial-year results of operations for, Thunder Ridge while 2019 included full-year results of operations for Thunder Ridge as well as the acquisitions of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies.

Depreciation and amortization: Depreciation and amortization expense was $4.8 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in depreciation and amortization expense is due primarily to 2018 including the acquisition of, and partial-year results of operations for, Thunder Ridge while 2019 included full-year results of operations for Thunder Ridge as well as the acquisitions of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies.

Interest expense: Interest expense increased to $4.6 million for the nine months ended September 30, 2019 from $1.6 million for the nine months ended September 30, 2018. The increase in interest expense is due primarily to the incurrence of debt obligations to finance the Company’s 2019 acquisitions, including the September 2019 Financing Agreement, as well as the assumption of debt obligations in connection with such acquisitions.

Liquidity and Capital Resources

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $2.0 million and $1.6 million at September 30, 2019 and December 31, 2018, respectively. The increase is attributable to financing activities during the nine months ended September 30, 2019.

Operating Activities. Net cash used in operations was $20.2 million and $4.2 million during the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company had a net loss of $18.7 million and $5.5 million, respectively. For 2019, the net loss was partially offset by $5.6 million in adjustments for non-cash items and further reduced by $7.0 million of cash used for changes in working capital. Non-cash items primarily consisted of $4.8 million in depreciation and amortization, $2.2 million in non-cash interest, non-cash lease expense of $2.1 million, stock option and warrant-based compensation expense of $1.1 million, and amortization of debt discount of $0.8 million, partially offset by a $5.6 million adjustment for deferred income taxes.

For the nine months ended September 30, 2018, the net loss was partially offset by $2.0 million in adjustments for non-cash items and further reduced by $0.7 million of cash used for changes in working capital. Non-cash items primarily consisted of $0.8 million in stock option and warrant-based compensation expense, amortization of debt discount of $0.6 million, $0.6 million in warrant expense, $0.5 million in depreciation and amortization, and $0.3 million related to redeemable Series A preferred stock issued for services, partially offset by a $0.8 million gain on the extinguishment of convertible promissory notes.

Investing Activities. Net cash used in investing activities was $21.0 million for the nine months ended September 30, 2019. The net cash used in investing activities during the nine months ended September 30, 2019 is primarily related to $19.5 million of cash consideration paid for acquisitions and $1.7 million of equipment purchases. There were no investing activities during the nine months ended September 30, 2018.

Financing Activities. Net cash provided by financing activities was $41.5 million and $5.3 million for the nine months ended September 30, 2019 and 2018, respectively. The cash provided by financing activities during the nine months ended September 30, 2019 primarily consisted of $114.1 million in advances from factoring receivables, proceeds of $26.8 million from the issuance of debt, and $11.4 million in proceeds from the sale of common stock and warrants, partially offset by $102.6 million in payments on factoring arrangements, and $8.7 million in payments of debt principal. The cash provided by financing activities during the nine months ended September 30, 2018 primarily consisted of gross proceeds of $4.0 million from the issuance of secured convertible debt and $2.5 million from the sale of common stock, partially offset by $1.2 million in payments of debt principal.

Sources of Liquidity

Our primary historical and future sources of liquidity are cash on hand ($2.0 million at September 30, 2019), the incurrence of additional indebtedness, the sale of the Company’s common stock or preferred stock, and advances under our accounts receivable factoring arrangements. However, there can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or the sale of the Company’s common stock or preferred stock.

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

Going Concern

As of September 30, 2019, the Company had a cash balance of $2.0 million, a working capital deficit of $55.2 million, stockholders’ deficit of $2.6 million, and material debt and lease obligations of $69.4 million, which included term loan borrowings under a financing agreement with Antara Capital. During the nine months ended September 30, 2019 the Company reported cash used in operating activities of $20.2 million and reported a net loss of $18.7 million.

The following significant transactions and events affecting the Company’s liquidity occurred following the nine months ended September 30, 2019:

•	During the fourth quarter of 2019, the Company borrowed the remaining $2.1 million available under the Financing Agreement.

•

During the first quarter of 2020, the Company entered into Forbearance Agreements and Incremental Amendments to the Financing Agreement with Antara Capital and obtained an additional $6.3 million in term loan commitments and the lenders agreed to forbear from exercising certain rights, remedies, powers, privileges, and defenses under the Financing Agreement during the forbearance period. These incremental borrowings were subject to the same terms as the Company’s existing term loan commitments with Antara Capital. During the fourth quarter of 2020, in connection with the Company’s borrowing under the Main Street Priority Loan Program (as subsequently discussed), the Company paid down the aggregate principal amount due to Antara, including capitalized interest, from $22.5 million at September 30, 2019 (and $31.7 million after the fourth quarter 2019 and first quarter 2020 borrowings) to $16.7 million, the forbearance period related to the remaining Antara debt was terminated and all existing defaults and events of defaults were waived, and the maturity date of the remaining outstanding term loan balance under the Antara Financing Agreement was extended from September 16, 2022 to the earlier of the date that is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan or the date that is ninety-one days after the date the Main Street Loan is paid in full.

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

•

There can be no assurance that the Company will be able to obtain additional financing in the future via the incurrence of additional indebtedness or via the sale of the Company’s common stock or preferred stock

As a result of the circumstances described above, the Company may not have sufficient liquidity to make the required payments on its debt, factoring or leasing obligations; to satisfy future operating expenses; to make capital expenditures; or to provide for other cash needs.

Management’s plans to mitigate the Company’s current conditions include:

•	Negotiating with related parties and 3rd parties to refinance existing debt and lease obligations;
•	Potential future public or private debt or equity offerings;
•	Acquiring new profitable contracts and negotiating revised pricing for existing contracts;
•	Profitably expanding trucking revenue
•	Cost reduction efforts, including eliminating redundant costs across the companies acquired during 2019 and 2018;
•	Improvements to operations to gain driver efficiencies;
•	Purchases of trucks and trailers to reduce purchased transportation; and
•	Replacement of older trucks with newer trucks to lower the overall cost of ownership and improve cash flow through reduced maintenance and fuel costs.

Notwithstanding management’s plans, there can be no assurance that the Company will be successful in its efforts to address its current liquidity and capital resource constraints. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements within the Company’s Form 10-Q. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result if the Company is unable to continue as a going concern.

Refer to Notes 1, 6, 7 and 11 to the condensed consolidated financial statements for further information regarding the Company’s debt, factoring, and lease obligations, including the future maturities of such obligations. Refer to Note 14 to the condensed consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to September 30, 2019.

Off-Balance Sheet Arrangements

Refer to Note 12, Commitments and Contingencies – Captive Insurance.

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

In accordance with Exchange Act rules 13a-15 and 15d-15, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2019, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures” including limitations in management’s evaluation of internal controls as a result of insufficient documentation of internal controls under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Remediation Plan

In light of the control deficiencies identified at September 30, 2019, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and plan to implement the specific remediation initiatives described below:

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended SEPTEMBER 30, 2019

Exhibit	Description

2.1	Stock Purchase and Exchange dated July 15, 2019 between EVO Transportation & Energy Services, Inc., James C. Finkle, Jr., and Clifford Finkle IV (1)

2.2	Stock Exchange Agreement dated September 16, 2019, between EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (2)

2.3	Stock Purchase Agreement dated September 16, 2019, between EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (2)

2.4	Membership Interest Purchase Agreement dated September 16, 2019, among EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (2)

4.1

Financing Agreement, dated September 16, 2019, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (2)

10.1	Separation Agreement and Release, dated July 11, 2019, between EVO Transportation & Energy Services, Inc. and Michael Zientek (3)

10.2	Employment Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and Clifford Finkle IV (1)

10.3	Employment Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and James C. Finkle Jr. (1)

10.4	Subscription Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and Clifford Finkle IV (1)

10.5	Subscription Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and James C. Finkle Jr. (1)

10.6+	Employment Agreement dated July22, 2019 between EVO Transportation & Energy Services, Inc. and Eugene S. Putnam, Jr. (1)

10.7	Employment Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Matthew Ritter (2)

10.8	Employment Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Michael Ritter (2)

10.9	Director Nomination Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (2)

10.10	Side Letter Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital LP (2)

10.11	Subordination Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc., Danny Cuzick, and Cortland Capital Market Services LLC (2)

10.12	Subordination Agreement, dated September 16, 2019, between Environmental Alternative Fuels, LLC, Danny Cuzick, and Cortland Capital Market Services LLC (2)

10.13	Amendment to Promissory Note, dated August 30, 2019, between John Lampsa and Ursula Lampsa and EVO Equipment Leasing, LLC (2)

10.14	Extension of the Original Equity Purchase Agreement and Amendments Thereto, dated August 30, 2019, between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (2)

10.15	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (2)

10.16	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (2)

10.17	Subscription Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc., Matthew Ritter and Michael Ritter (2)

10.18+	Employment Agreement, dated September 23, 2019, between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (4)

10.19+	Option Agreement, dated September 23, 2019, between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (4)

10.20+	Option Agreement, dated July 22, 2019, between EVO Transportation & Energy Services, Inc. and Eugene S. Putnam, Jr. (4)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	Management contract or compensatory plan or arrangement.
(1)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on July 25, 2019 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on September 20, 2019 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on July 17, 2019 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K filed with the SEC on September 24, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: August 27, 2021	By:	/s/ Thomas J. Abood
Thomas J. Abood
Chief Executive Officer
Principal Executive Officer

Date: August 27, 2021	By:	/s/ Eugene Putnam
Eugene Putnam
Chief Financial Officer
Principal Financial Officer