Form 10-Q
period 2020-03-31
EVO Transportation & Energy Services, Inc.
filed 2022-02-01
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of January 21, 2022, there were 15,213,145 shares of the registrant’s common stock, par value $0.0001, outstanding.

Explanatory Note

We have been delayed in filing this Quarterly Report on Form 10-Q (this “Q1 2020 Quarterly Report”). Immediately following the filing of this Q1 2020 Quarterly Report, we expect to file our Quarterly Reports on Form 10-Q for the three-month periods ended June 30, 2020 and September 30, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”). Unless otherwise noted, the disclosures in this Q1 2020 Quarterly Report speak as of March 31, 2020 and for the three-month period then ended.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

i

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2020	December 31, 2019
($ in thousands, except per share data)
Assets
Current assets
Cash	$3,327	$3,274
Accounts receivable - trade, net	10,990	11,683
Alternative fuels tax credit receivable	2,534	2,442
Due from related party	131	—
Prepaids and other current assets	3,398	2,765
Total current assets	20,380	20,164
Non-current assets
Property and equipment, net	39,394	41,731
Goodwill	23,837	23,837
Intangible assets, net	5,810	6,045
Operating lease right-of-use assets, net	13,820	13,749
Finance lease right-of-use assets, net	12,753	3,436
Assets held for sale	—	450
Deposits and other long-term assets	3,700	2,326
Total non-current assets	99,314	91,574
Total assets	$119,694	$111,738
Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$16,960	$16,262
Accrued expenses and other current liabilities	4,059	12,880
Accrued interest - related party	1,680	1,482
Embedded derivative liability	1,066	1,021
Warrant liabilities	2,865	—
Advances under factoring arrangements	24,976	18,046
Current portion of long-term debt	6,955	5,681
Current portion of long-term debt - related party	48,199	25,656
Operating lease liabilities, current portion	4,443	4,161
Finance lease liabilities, current portion	2,197	1,196
Total current liabilities	113,400	86,385
Non-current liabilities
Long-term debt, less current portion	9,168	12,109
Long-term debt, less current portion - related party	2,984	12,012
Operating lease liabilities, less current portion	9,153	9,374
Finance lease liabilities, less current portion	11,130	2,615
Deferred tax liability	278	375
Total non-current liabilities	32,713	36,485
Total liabilities	146,113	122,870
Commitments and contingencies (Note 11)
Temporary Equity
Series A Redeemable Convertible Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding, includes accrued and undeclared dividends $71 (March 31, 2020) and $41 (December 31, 2019) liquidation preference $371 (March 31, 2020) and $341 (December 31, 2019)	371	341
Series B Redeemable Convertible Preferred stock, $0.0001 par value; 3,075,000 shares authorized, 2,050,000 shares issued and outstanding, includes accrued and undeclared dividends $12 (March 31, 2020) and $0 (December 31, 2019) liquidation preference $6,162 (March 31, 2020) and $0 (December 31, 2019)	6,162	—
Redeemable common stock, at redemption value; 2,240,000 (March 31, 2020 and December 31, 2019)	1,200	1,200
Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,102,498 (March 31, 2020) and 12,093,834 (December 31, 2019) shares issued and outstanding	1	1
Common stock subscribed and not yet issued $0 (March 31, 2020) and 8,664 (December 31, 2019)	—	12
Common stock issuable	3,474	3,474
Additional paid-in capital	30,846	38,611
Accumulated deficit	(68,473)	(54,771)
Total stockholders’ deficit	(34,152)	(12,673)
Total liabilities, temporary equity, and stockholders’ deficit	$119,694	$111,738

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2020	2019
Revenue
Trucking	$55,406	$28,091
CNG	320	285
Total revenue	55,726	28,376
Operating expenses
Payroll, benefits and related	27,531	12,996
Purchased transportation	8,093	6,196
Fuel	7,141	3,753
Equipment rent	3,238	2,848
Maintenance and supplies	2,833	2,003
General and administrative	4,944	2,140
Operating supplies and expenses	3,857	1,746
Depreciation and amortization	3,470	1,236
Insurance and claims	2,560	1,143
CNG expenses	186	635
Total operating expenses	63,853	34,696
Operating loss	(8,127)	(6,320)
Other income (expense)
Interest expense	(3,624)	(1,115)
Change in fair value of embedded derivative liability	(45)	—
Change in fair value of warrant liabilities	8,235	—
Loss on extinguishment of debt	(10,086)	—
Total other expense	(5,520)	(1,115)
Loss before income taxes	(13,647)	(7,435)
(Provision) benefit for income taxes	(55)	—
Net loss	$(13,702)	$(7,435)
Accrued and undeclared preferred stock dividends in arrears	42	6
Issuance of warrants as deemed dividend - related party	455	—
Net loss available to common stockholders	$(14,199)	$(7,441)
Basic and diluted weighted average common shares outstanding	19,902,498	3,339,356
Basic and diluted net loss per common share	$(0.71)	$(2.23)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 31, 2020

	Common Stock		Common Stock Subscribed		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands)	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2019	14,333,834	$1	8,664	$12	$3,474	$38,611	$(54,771)	$(12,673)
Reclassification of warrants from equity classified to liability classified	—	—	—	—	—	(7,648)	—	(7,648)
Common stock issued for accrued interest	8,664	—	(8,664)	(12)	—	12	—	—
Issuance of common stock for cash - related party	1,260,000	—	—	—	—	3,150	—	3,150
Redemption of common stock for Series B redeemable preferred stock - related party	(1,260,000)	—	—	—	—	(3,150)	—	(3,150)
Issuance of warrants as deemed dividend - related party	—	—	—	—	—	(455)	—	(455)
Stock-based compensation expense	—	—	—	—	—	368	—	368
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(30)	—	(30)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—		(13,702)	(13,702)
Balance - March 31, 2020	14,342,498	$1	—	$—	$3,474	$30,846	$(68,473)	$(34,152)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 31, 2019

	Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2018	2,258,530	$—	500,000	$415	$9,976	$(22,057)	$(11,666)
Accounts payable converted to common stock	10,000	—	—	—	10	—	10
Common stock issued for services - related party	10,000	—	—	—	25	—	25
Fair value of common stock issued for the purchase of Sheehy Mail Contractors, Inc.	—	—	2,240,000	2,285	—	—	2,285
Fair value of common stock issued for the purchase of Ursa Major Corporation	—	—	800,000	816	—	—	816
Fair value of stock-based compensation	—	—	—	—	86	—	86
Fair value of warrant-based compensation	—	—	—	—	14	—	14
Series A Redeemable Preferred stock dividend	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(7,435)	(7,435)
Balance - March 31, 2019	2,278,530	$—	3,540,000	$3,516	$10,105	$(29,492)	$(15,871)

See notes to unaudited condensed consolidated financial statements

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(13,702)	$(7,435)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,470	1,236
Non-cash lease expense	958	749
Gain on sale of assets	(8)	(6)
Amortization of debt discount and debt issuance costs	946	254
Deferred income taxes	(97)	—
Stock option and warrant-based compensation	368	100
Non-cash interest expense	711	27
Change in fair value of embedded derivative liability	45	—
Bad debt expense	—	27
Change in fair value of warrant liabilities	(8,235)	—
Loss on extinguishment of debt	10,086	—
Realized gain on derivative liability	—	(11)
Gain on conversion of accounts payable to common stock	—	(12)
Common stock issued for services - related party	—	25
Changes in assets and liabilities
Accounts receivable - trade	693	1,468
Accounts receivable - related party	—	41
Alternative fuels tax credit receivable	(92)	30
Due from related party	(1)	—
Other assets	(2,018)	157
Accounts payable	698	(2,459)
Accounts payable - related party	—	91
Accrued expenses and other current liabilities	(8,822)	(1,056)
Accrued interest - related party	198	173
Operating lease liabilities	(1,079)	(749)
Net cash used in operating activities	(15,881)	(7,350)
Cash flows from investing activities
Acquisitions, net of cash acquired	—	1,243
Right-of-use asset deposit	—	(400)
Purchases of equipment	(36)	(19)
Proceeds from sale of assets	8	186
Net cash provided by (used in) investing activities	(28)	1,010
Cash flows from financing activities
Proceeds from sale of common stock, preferred stock and warrants	6,150	—
Proceeds from issuance of debt	—	4,902
Payments of principal on debt	(1,731)	(4,668)
Line of credit, net	—	(6)
Proceeds from issuance of debt - related party	6,150	400
Payments of principal on debt - related party	(99)	(28)
Payments on fuel advance	—	(3)
Advances from factoring arrangements, net	6,340	6,361
Debt issuance costs	(296)	—
Payments on finance lease liability	(552)	(151)
Net cash provided by financing activities	15,962	6,807
Net increase in cash	53	467
Cash - beginning of period	3,274	1,630
Cash - end of period	$3,327	$2,097

Supplemental disclosure of cash flow information:
Income tax paid	$—	$—
Interest paid	$1,320	$473

Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$5,974	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$3,379	$—
Held-for-sale assets sold for noncash consideration	$450	$—
Fair value of common stock and redeemable common stock issued for acquisitions	$—	$3,101
Debt issued to sellers for acquisitions	$—	$6,430
Fixed assets acquired from the issuance of debt	$—	$230
Common stock for settlement of accounts payable	$—	$10

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

EVO Transportation & Energy Services, Inc. is a transportation provider serving the United States Postal Service (“USPS”) and other customers. We believe EVO is the second largest surface transportation company serving the USPS, with a diversified fleet of tractors, straight trucks, and other vehicles that currently operate on either diesel fuel or compressed natural gas (“CNG”). In certain markets, we fuel our vehicles at one of our three CNG stations that serve other customers as well. We are actively engaged in reducing CO2 emissions by operating on CNG, pursuing opportunities to use other alternative fuels, and by optimizing the routing efficiency of our operations to reduce fuel usage. In connection with providing our mail transportation and delivery services to the USPS and our freight services to other corporate customers, we outsource the transportation of certain loads to third-party carriers. We operate from our headquarters in Phoenix, Arizona and from 10 main terminals located throughout the United States.

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

Going Concern

As of March 31, 2020, the Company had a cash balance of $3.3 million, a working capital deficit of $93.0 million, stockholders’ deficit of $34.2 million, and material debt and lease obligations of $119.2 million, which include term loan borrowings under a financing agreement with Antara Capital. During the three months ended March 31, 2020, the Company reported cash used in operating activities of $15.9 million and a net loss of $13.7 million.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following significant transactions and events affecting the Company’s liquidity occurred during the three months ended March 31, 2020:

•
During the first quarter of 2020, the Company entered into Forbearance Agreements and Incremental Amendments to the Financing Agreement with Antara Capital and obtained an additional $6.3 million in term loan commitments and the lenders agreed to forbear from exercising certain rights, remedies, powers, privileges, and defenses under the Financing Agreement during the forbearance period. These incremental borrowings were subject to the same terms as the Company’s existing term loan commitments with Antara Capital. During the fourth quarter of 2020, in connection with the Ritter Companies' borrowing under the Main Street Priority Loan Program (as subsequently described), the forbearance period related to the remaining Antara debt was terminated and all existing defaults and events of defaults were waived, and the maturity date of the remaining outstanding term loan balance under the Antara Financing Agreement was extended from September 16, 2022 to the earlier of the date that is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan or the date that is ninety-one days after the date the Main Street Loan is paid in full.
•
During the first quarter of 2020, the Company sold a total of 1,260,000 shares of its common stock and 1,000,000 shares of its Series B preferred stock to related parties for aggregate gross proceeds of $6.2 million pursuant to the terms of subscription agreements.

The following significant transactions and events affecting the Company’s liquidity occurred following the three months ended March 31, 2020:

•
During the second quarter of 2020, the Ritter Companies obtained a loan in the amount of $10.0 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company used the entire loan amount for qualifying expenses, and the entire amount borrowed under the loan, including accrued interest, was forgiven by the United States Small Business Administration (“SBA”) in July 2021, which will be recognized as a gain on extinguishment of the PPP loan in the Company's 2021 financial statements.
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
•
During the first quarter of 2021, the Company used the proceeds from its borrowings under the Main Street Priority Loan Program to pay down the aggregate principal amount due to Antara, including capitalized interest, from $31.7 million to $16.7 million.
•
During the first quarter of 2021, the Company entered into agreements with the USPS to settle claims submitted by the Company seeking additional compensation for transportation services provided under certain Dynamic Route Optimization (“DRO”) contracts. The Company received a total of $28.4 million related to these claims and also renegotiated the contractual rates per mile for some of its DRO contracts on a prospective basis.
•
During the first quarter of 2021, the Company entered into an agreement with its factoring lender (“Triumph”) related to the application of $17.5 million and $7.1 million of proceeds received from the USPS in February and January of 2021, respectively, arising out of the settlement agreements described above. Pursuant to the agreement, the parties acknowledged that Triumph previously applied approximately $1.6 of the $7.1 million of proceeds received in January 2021 plus approximately $0.6 million of funds held in reserve against a balance of $3.0 million for advances that Triumph made to the Company in September 2020 (the “Gross Purchase Advance Facility”) and agreed that Triumph would remit $11.0 million of net proceeds to the Company and that Triumph would retain approximately $6.9 million of net proceeds and apply that amount to reduce the outstanding principal amount of the Company’s factoring advances. The parties further agreed that the Company will repay the remaining balance of approximately $6.9 million due under the factoring arrangement in 48 equal monthly installments beginning January 1, 2022 and that Triumph would apply funds held in reserve against the approximately $0.8 million remaining balance of the Gross Purchase Advance Facility. The parties also agreed to work together to wind down their factoring relationship, including waiver of any applicable termination fees.
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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

While these transactions and events resulted in an overall increase in the Company’s cash balance as of December 31, 2021, an overall reduction in the Company’s working capital deficit as of December 31, 2021, and an overall extension of the maturity dates for the Company’s debt obligations, the Company continues to have a working capital deficit and stockholders’ deficit as of December 31, 2021 and (after excluding the impacts of the USPS settlement agreements and the forgiveness of the PPP loan discussed above) continues to incur net losses during 2021. As a result of these circumstances, the Company believes its existing cash, together with any positive cash flows from operations, may not be sufficient to support working capital and capital expenditure requirements for the next 12 months, and the Company may be required to seek additional financing from outside sources.

In evaluating the Company’s ability to continue as a going concern and its potential need to seek additional financing from outside sources, management also considered the following conditions:

•
The counterparty to the Company’s accounts receivable factoring arrangement is not obligated to purchase the Company’s accounts receivable or make advances to the Company under such arrangement;
•
The Company is currently in default on certain of its debt obligations (Refer to Note 7, Debt, for further discussion); and
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
•
Purchases of trucks and trailers to reduce purchased transportation and rental vehicles; and
•
Replacement of older trucks with newer trucks to lower the overall cost of ownership and improve cash flow through reduced maintenance and fuel costs.

Notwithstanding management’s plans, there can be no assurance that the Company will be successful in its efforts to address its current liquidity and capital resource constraints. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result if the Company is unable to continue as a going concern.

Refer to Notes 6 and 7 to the unaudited condensed consolidated financial statements for further information regarding the Company’s debt and factoring obligations. Refer to Note 13 to the consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to March 31, 2020.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s December 31, 2019 Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to goodwill and long-lived asset valuations, purchase price allocations related to the Company’s business combinations, valuation allowance on deferred income tax assets, and the valuation of our common stock, preferred stock, warrants and stock-based awards.

Net Loss per Share of Common Stock

Basic net loss per share of common stock attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants and convertible notes payable and preferred stock using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net loss per share of common stock attributable to common stockholders when their effect is dilutive. The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Stock options	7,914,250	4,819,250
Warrants	20,031,255	4,296,255
Common stock to be issued upon conversion of Secured convertible promissory notes	1,637,946	1,626,856
Common stock to be issued upon conversion of Redeemable Series A Preferred stock	123,605	107,742
Common stock to be issued upon conversion of Redeemable Series B Preferred stock	2,053,932	—
Common stock to be issued upon conversion of Convertible promissory notes - related parties	7,332,500	7,227,500
Common stock and warrant to be issued for purchase of fixed assets	2,348,000	—
Total	41,441,488	18,077,603

Revenue Recognition

In accordance with ASC 606-10-50, the Company disaggregates Trucking revenue from contracts with its customers between USPS revenue and Freight revenue as follows:

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

($ in thousands)	For the Three Months Ended March 31,
	2020	2019
USPS revenue	$48,183	$25,243
Freight revenue	6,575	2,848
Other revenue	648	—
Total Trucking revenue	$55,406	$28,091

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

Practical Expedients – As permitted under ASU 2016-02 (and related ASUs), management elected to apply the package of practical expedients:

•
Lease Identification – An entity need not reassess whether any expired or existing contracts are, or contain, leases
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

The Company’s adoption of ASU No. 2016-02 did not have a material impact to the Company’s consolidated statements of operations or its consolidated statements of cash flows, and the Company determined there was no cumulative-effect adjustment to beginning accumulated deficit on its January 1, 2019 consolidated balance sheet.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard on January 1, 2019 did not have a material impact to the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This new accounting standard will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company’s disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This ASU requires up-front implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This new accounting standard will be effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The guidance may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The prospective adoption of this guidance on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements to be Adopted

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. Adoption of the standard requires using either the modified retrospective or the retrospective approach. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

Reclassifications

Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation, which include $16.3 million reclassified from current portion of long-term debt to current portion of long-term debt - related party, $0.9 million

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

reclassified from advances from suppliers to long-term debt, $2.7 million reclassified from long-term debt to long-term debt - related party, and $2.5 million reclassified from accrued expenses and other current liabilities to accounts payable. The reclassifications had no effect on previously reported results of operations or accumulated deficit.

Out of Period Adjustments

In the course of preparing our first quarter 2020 unaudited condensed consolidated financial statements, we revisited our previous accounting classification for warrants and identified an error related to the presentation of certain warrants resulting in an understatement of noncurrent liabilities and their related change in fair value from September 16, 2019 to December 31, 2019. The underlying warrant agreements contain an anti-dilution protection feature for the warrant holders (commonly referred to as a “down round”) that does not meet the U.S. GAAP definition of a "down round." As a result, these warrants do not meet the criterion to be indexed to valuation inputs based on the Company’s own stock and must be classified as a liability measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. Accordingly, we corrected this error during the first quarter of 2020 by recording a $7.7 million decrease in additional paid-in capital, a $0.6 million increase in debt discount and a $5.7 million increase in noncurrent warrant liabilities in the consolidated balance sheet, and a $2.6 million change in fair value of warrant liabilities in the statement of operations. In addition, during the first quarter of 2020 we recognized $2.05 million of Trucking revenue that should have been recorded during the fourth quarter of 2019. Finally, we applied the incorrect incremental borrowing rate to certain leases during the period from September 16, 2019 through December 31, 2019 and recognized a $1.3 million increase in finance lease ROU assets and lease liabilities and a $0.6 million increase in operating lease ROU assets and lease liabilities during the first quarter of 2020.

Based on consideration of both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we determined that the errors, individually and in the aggregate, are not material to our previously issued annual and interim consolidated financial statements. Furthermore, we determined that correcting the errors in the current period would not materially misstate our annual or interim consolidated financial statements. Therefore, no restatement or revision of our prior period annual or interim consolidated financial statements is required.

Note 2 - Acquisitions

The acquisitions described below were each accounted for as business combinations which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date in the Company’s consolidated balance sheets. The primary intangible assets recognized are customer relationships and trade names, which were valued using the excess earnings method and relief from royalty method, respectively. The more significant assumptions inherent in the valuations include estimated revenue growth rates, operating margins, customer attrition rates, royalty rates, and the appropriate risk-adjusted discount rates used to discount the projected cash flows. We valued property and equipment using a combination of the income approach, the market approach, and the cost approach, which is based on the current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. Transaction costs for all of the acquisitions are immaterial and were expensed as incurred in general and administrative expenses in the consolidated statements of operations. Any excess of the fair value of consideration transferred over the fair value of the net assets acquired is recognized as goodwill. The Company’s underlying accounting records do not support the disclosure of revenue and earnings of each acquiree since each respective acquisition date included in the consolidated income statements for the reporting periods presented and any attempt to report them would be impracticable.

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

On April 7, 2020, the Sheehy stockholders notified the Company of their intent to exercise the redemption right, requesting $1.2 million in exchange for an unspecified number of shares of common stock to be determined by the establishment of a fair market value as set forth in the agreement. Because the exercise notice did not specify a number of shares subject to the notice as required by the acquisition agreement, the Company has asserted it does not have the obligation to do so under the terms of the acquisition agreement. The redemption period set forth in the acquisition agreement has since lapsed.

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

Finkle and Courtlandt

On July 19, 2019, but effective July 15, 2019, the Company acquired all of the outstanding equity interests in Finkle and Courtlandt in exchange for the following purchase consideration: (i) 1,250,000 shares of the Company’s common stock; (ii) $1.25 million in cash paid at closing; and (iii) an earnout of up to approximately 1,000,000 additional shares of the Company’s common stock, subject to the attainment of a specified performance target (Finkle and Courtlandt post-acquisition EBITDA) in the 12 months after the acquisition date. The Company recorded an estimated contingent liability related to the earnout of $0 as of the acquisition date and December 31, 2019, respectively. The acquisition date fair value of the liability is included in purchase consideration and subsequent changes in the liability are included in general and administrative expense in the condensed consolidated statement of operations.

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

Consolidated Pro Forma Information (Unaudited)

The following unaudited pro forma information combines the historical operations of the Company and the acquired companies giving effect to the business combinations as if they had been consummated on January 1, 2019, the beginning of the comparative period presented.

($ in thousands, except per share data)	For the Three Months Ended March 31,
2019
Revenue	$44,967
Net loss	$(5,614)
Net loss available to common stockholders	$(5,620)
Basic and diluted weighted-average common stock outstanding	7,364,560
Basic and diluted loss per common stock, as reported	$(0.76)

The unaudited pro forma condensed consolidated financial information has been presented for comparative purposes only and includes certain adjustments such as depreciation and amortization expense related to the recognition of assets acquired at estimated fair values, interest expense relating to the September 2019 Financing Agreement, the issuance of common shares as purchase consideration, and the related income tax effects.

The unaudited pro forma condensed consolidated financial information does not purport to represent the actual results of operations that the Company would have achieved had the companies been combined during the periods presented in the unaudited pro forma condensed combined financial statements and is not intended to project the future results of operations that the combined companies may achieve

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

after the identified transactions. The unaudited pro forma condensed combined financial information does not reflect any cost savings that may be realized as a result of the acquisitions and also does not reflect any restructuring or integration-related costs to achieve those potential cost savings.

Divestiture

On January 13, 2020, the Company entered into and consummated a definitive agreement to sell substantially all of the assets of its Truckserv maintenance operations, representing those assets related to third party maintenance services provided to operators of commercial vehicles, for a purchase price of $0.45 million. The purchase price is receivable as follows: (i) $10,000 per month, for fifteen months, payable by application against the interest otherwise payable under the JB Lease Note and (ii) $0.3 million applied as partial payment of the outstanding principal balance of the JB Lease Note, which payment was effective on the closing date. The related assets have been presented as held for sale on the consolidated balance sheet as of December 31, 2019. No material gain or loss was recognized during the three months ended March 31, 2020 and 2019. This divestiture is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it is not reported as a discontinued operation.

Note 3 - Balance Sheet Disclosures

Goodwill consists of the following:

($ in thousands)	March 31, 2020	December 31, 2019
Beginning balance	$23,837	$2,887
Acquisitions	—	22,020
Reclassified to Assets held for sale	—	(149)
Reduction of goodwill	—	(1,018)
Acquisition measurement period adjustment	—	97
	$23,837	$23,837

All of the Company’s goodwill is included in its Trucking segment.

Intangible assets consist of the following:

	March 31, 2020			December 31, 2019
($ in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$4,604	$(1,039)	$3,565	$4,604	$(898)	$3,706
Trade names	2,416	(426)	1,990	2,416	(348)	2,068
Non-competition agreements	325	(70)	255	325	(54)	271
	$7,345	$(1,535)	$5,810	$7,345	$(1,300)	$6,045

Amortization expense for the three months ended March 31, 2020 and 2019, was $0.2 million and $0.2 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 8.7 years as of March 31, 2020, of which the weighted-average remaining useful life for the customer relationships was 8.7 years, for the trade names was 9.4 years, and for the non-competition agreements was 4.0 years.

Note 4 - Segment Reporting

The Company uses the "management approach" to determine its operating and reportable segments. The management approach focuses on the financial information that the Company's chief operating decision maker uses to evaluate performance and allocate resources to the Company's operations. The Company’s two operating and reportable segments are Trucking and CNG Fueling Stations. Corporate and Unallocated represents expenses that are not allocated to a reportable segment including corporate general and administrative expenses and other corporate costs such as change in fair value of warrant liabilities, change in fair value of embedded derivative liability, loss on extinguishment of debt, and interest expense on certain debt obligations.

Trucking. The Company’s Trucking segment provides surface transportation services to the USPS and other customers.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

CNG Fueling Stations. We own three CNG fueling stations that serve our fleet and other customers. Those stations are located in Fort Worth, TX, Oak Creek, WI, and Tolleson, AZ and accommodate class 8 trucks and trailers. We have two additional CNG fueling stations located in Jurupa Valley, CA and San Antonio, TX that are no longer operational.

The following tables present the Company’s financial information by segment. Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.

	For the Three Months Ended March 31, 2020
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$55,406	$320	$—	$55,726
Operating expenses, excluding depreciation and amortization	$(57,186)	$(325)	$(2,873)	$(60,384)
Depreciation and amortization	$(3,408)	$(61)	$(1)	$(3,470)
Operating loss	$(5,187)	$(67)	$(2,873)	$(8,127)

	For the Three Months Ended March 31, 2019
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$28,091	$285	$—	$28,376
Operating expenses, excluding depreciation and amortization	$(31,474)	$(687)	$(1,299)	$(33,460)
Depreciation and amortization	$(1,093)	$(141)	$(2)	$(1,236)
Operating loss	$(4,476)	$(543)	$(1,301)	$(6,320)

For the three months ended March 31, 2020 and 2019, the revenue from one customer accounted for approximately 87% and 90%, respectively, of total consolidated revenue.

Note 5 - Related Party Transactions

Accounts Payable – Related Party

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by one of the Company’s officers. Under the agreement, the Company pays a monthly fee for this technology based on the number of devices installed across the Company’s fleet. During the three months ended March 31, 2020, the Company recognized expense of approximately $0.3 million related to this software technology, respectively, and the amount included in accounts payable as of March 31, 2020 was $0.1 million. During the three months ended March 31, 2019, the Company recognized expense of approximately $0.1 million related to this software technology, respectively, and the amount included in accounts payable as of March 31, 2019 was $0.1 million.

Due from Related Party

Certain related party receivable and payable balances were acquired as part of the Sheehy acquisition (see Note 2, Acquisitions and Divestiture – Sheehy) as of January 2, 2019. SEI and NADS are companies controlled by the former owner of Sheehy, who was an officer of the Company until October 9, 2020. The transactions representing the balance due to SEI and due from NADS at January 2, 2019 were for ordinary course business transactions incurred prior to the acquisition. The balance due to the officer on the acquisition date represents personal funds advanced to Sheehy for general working capital purposes prior to the acquisition. On January 7, 2019, the Company transferred a total of $0.15 million to SEI to fully repay the balance due to the officer and reduce the payable due to SEI.

($ in thousands)	January 2, 2019 (Acquisition date)
Due to Sheehy Enterprises, Inc.	$(440)
Due from North American Dispatch Systems	777
Due to Officer	(85)
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

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $1.7 million and $1.5 million as of March 31, 2020, and December 31, 2019, respectively.

Off Balance Sheet Arrangements - Collateral Security Pledge Agreement

On January 31, 2019, the Company entered into a letter agreement with SEI to satisfy the Sheehy captive insurance security deposit requirement for 2019 (see Note 12,Commitments and Contingencies – Off Balance Sheet Arrangements – Captive Insurance). The letter agreement references a Collateral Security Pledge Agreement among SEI, Sheehy and the insurance captive (“CSPA”). Under the CSPA, SEI has pledged a total of $0.3 million in cash and investments held in the SEI captive insurance member account. The pledged collateral remains the exclusive property of SEI and any interest earned on the pledged collateral during the term of the agreement will accrue exclusively to the benefit of SEI. The Company has no claim to the pledged collateral or any accrued interest. The letter agreement expired on March 1, 2020, however, the CPSA requires the consent of the Company in order for it to be terminated and the Company has not to date granted its consent.

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

For information regarding additional related-party transactions, see Note 2, Acquisitions and Divestiture, Note 7, Debt, and Note 8, Stockholders’ Deficit and Warrants.

Note 6 – Factoring Arrangements

Certain of the Company’s wholly-owned subsidiaries have entered into accounts receivable factoring arrangements with a financial institution (the “Factor”) with termination dates starting in September 2021 that automatically renew for successive one-year periods (absent either party's written election to terminate, which did not occur). Pursuant to the terms of the agreements, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a recourse basis for credit-approved accounts. The Factor remits 95% of the contracted accounts receivable balance for a given month to the Company (the “Advance Amount”) with the remaining balance, less fees, to be forwarded once the Factor collects the full accounts receivable balance from the customer.

For long-term contracts with credit worthy customers, the Factor may advance, at their discretion, unearned future contract amounts. Unearned advances are secured by all factored and non-factored long-term contract cash receipts, which are remitted directly to the Factor by the customer. Earned and unearned components included in Advances from factoring arrangement are as follows:

($ in thousands)	March 31, 2020	December 31, 2019
Purchased accounts receivable	$6,903	$7,680
Unearned future contract advances	18,073	10,366
Total	$24,976	$18,046

The Factor may require, at their discretion at any time, the Company to repay unearned future contract advances or purchased accounts receivable that have not been paid by the customer. Financing costs are primarily comprised of an interest rate of Prime (subject to a 4% floor) plus 2.0% (resulting in rates of 6% and 6.75% as of March 31, 2020 and December 31, 2019, respectively). There is also a factor fee of 0.25% of the face amount of the invoice factored and an associated penalty increase for purchased accounts that remain unpaid for 31 days. Total interest and financing fees for factored receivables for the three months ended March 31, 2020 and 2019 were $0.6 million and $0.3 million, respectively. The fees are included in interest expense in the condensed consolidated statements of operations.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 - Debt

Antara Financing Agreement

Concurrently with the Ritter acquisition on September 16, 2019, the Company entered into a $24.5 million financing agreement (the “Financing Agreement”) among the Company, each subsidiary of the Company, various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent. Pursuant to the Financing Agreement, the Company initially borrowed $22.4 million and borrowed the remaining $2.1 million during October 2019 (the “Term Loan”). All of the Company’s subsidiaries were originally guarantors under the Financing Agreement. The Term Loan is secured by all assets of the Company and its subsidiaries, including pledges of all equity in the Company’s subsidiaries and is not subject to registration rights. The Financing Agreement contains covenants, subject to specific exceptions, that limit (i) the making of investments, (ii) the incurrence of additional indebtedness, (iii) the incurrence of liens, (iv) payments and asset transfers with restricted junior loan parties or subsidiaries, including dividends, (v) transactions with shareholders and affiliates, (vi) asset dispositions and acquisitions, among others. The Term Loan bears interest at 12% per annum and had an original maturity date of September 16, 2022. Until December 31, 2019, interest on the Term Loan was paid in kind and capitalized as additional principal, and the Company had the option to pay interest on the capitalized interest in cash or in kind. All interest payments on the Term Loan during 2019 were in kind. After December 31, 2019, monthly interest payments were due in cash, and all outstanding principal and interest will be due on the maturity date. The Term Loan may be prepaid at any time, subject to payment of a prepayment premium of (1) 7% for each early payment made or coming due on or prior to September 16, 2020, (2) after September 16, 2020, 5% for each early payment made or coming due on or prior to September 16, 2021, and (3) thereafter, no premium shall be due. Proceeds were to be used to (i) effect the Ritter acquisition, (ii) to refinance and retire existing indebtedness, and (iii) general working capital needs.

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

The Company issued a warrant for 1,500,000 shares of common stock to Antara at an exercise price of $0.01 per share (the “Side Letter Warrant”) subject to an acquisition agreement between the Company and LoadTrek. LoadTrek is a GPS system designed for the trucking industry, owned by a related party. If the Company were to successfully complete an acquisition of certain assets of LoadTrek or meet financial performance metrics set forth in the warrant agreement, all or a portion of the shares underlying the Side Letter Warrant were subject to cancellation. The Company did not acquire the LoadTrek assets and the Side Letter Warrant was subsequently amended to remove the cancellation provision and, therefore, none of the shares underlying the warrant were cancelled.

Since the Term Loan, Antara Warrants, and Side Letter Warrant were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and warrants as a combined arrangement. Since the Antara Warrants and Side Letter Warrants are liability classified we recorded these items at their fair value and the residual proceeds were allocated to the Term Loan. The non-lender fees incurred to establish the financing arrangement were allocated to the Term Loan and capitalized on the Company’s balance sheet as debt issuance costs, which are amortized using the effective interest method into interest expense over the term of the Term Loan.

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

Forbearance Agreement and Incremental Amendment to Financing Agreement

During February 2020, the Company entered into a Forbearance Agreement and Incremental Amendment to Financing Agreement (the “Incremental Amendment”), pursuant to which the Company obtained an additional $3.2 million of term loan commitments (the “Incremental Term Loans”) and borrowed $3.2 million from Antara Capital on the same terms as its existing term loan commitments provided under the Financing Agreement. The Incremental Term Loans bear interest at 12% per annum, with monthly interest payments due in cash and all outstanding principal and interest due on the maturity date. The Incremental Term Loans may be prepaid at any time, subject to payment of a prepayment premium equal to (i) 7% of each prepayment made on or prior to September 16, 2020, and (ii) 5% of each prepayment made after September 16, 2020, but on or prior to September 16, 2021, with no premium due after September 16, 2021. Pursuant to the Incremental Amendment, the collateral agent and other lenders agreed to forbear from exercising certain rights, remedies, powers, privileges, and defenses under the Financing Agreement and the other related loan documents during the forbearance period with respect to certain events of default and/or expected or anticipated events of default arising under the Financing Agreement. The Incremental Amendment also suspended the accrual of interest at the post-default rate until the end of the forbearance period. The Company paid a 2% financing fee in connection with its entry into the Incremental Amendment. The Company also reimbursed the Collateral Agent for $0.1 million of fees, costs, and expenses previously accrued under the Financing Agreement and in addition paid fees, costs, and expenses of the Collateral Agent and the lenders newly incurred in connection with the Incremental Amendment.

In connection with the Incremental Amendment, the Company issued a warrant (the “Antara Warrant 2020”) to Antara Capital to purchase 3,650,000 shares (the “Antara Warrant Shares 2020”) of the Company’s common stock at an exercise price of $2.50 per share, subject to adjustment for certain distributions, stock splits, and issuances of common stock, as an incentive. The issuance of this warrant results in an additional debt discount that will be amortized to interest expense over the term of the debt using the effective interest method. The Antara Warrant 2020 is exercisable for ten years from the date of issuance. If the fair market value of the Antara Warrant Shares 2020 is greater than $2.50 at the end of the exercise period, then the Antara Warrant 2020 will be deemed to be exercised automatically and immediately prior to the end of the exercise period. Pursuant to the Antara Warrant 2020, the Company granted Antara Capital preemptive rights to purchase its pro rata share, determined based on the number of shares held by Antara Capital or into which warrants held by Antara Capital (including the Antara Warrant 2020) are exercisable, of capital stock issued by the Company after the issuance date of the Antara Warrant 2020, subject to certain excepted issuances.

The Company accounted for the Incremental Amendment as a modification of the Financing Agreement. The Company capitalized the estimated fair value of the Antara Warrant 2020 and fees paid to Antara on its balance sheet as a discount on the Incremental Term Loans, which is amortized using the effective interest method into interest expense over the term of the Incremental Term Loans.

Amendment to Forbearance Agreement and Second Incremental Amendment to Financing Agreement

During March 2020, the Company entered into an amendment to forbearance agreement and second incremental amendment to financing agreement (the “Second Incremental Amendment”), pursuant to which the Company obtained an additional $3.1 million in term loan commitments (the “Second Incremental Term Loans”) and borrowed $3.1 million from Antara Capital on the same terms as its existing term loan commitments provided under the Financing Agreement. The Second Incremental Term Loans bear interest at 12% per annum, with monthly interest payments due in cash and all outstanding principal and interest due on the maturity date. The Second Incremental Term Loans may be prepaid at any time, subject to payment of a prepayment premium equal to (i) 7% of each prepayment made on or prior to September 16, 2020 and (ii) 5% of each prepayment made after September 16, 2020 but on or prior to September 16, 2021, with no premium due after September 16, 2021. The Second Incremental Amendment also suspends the accrual of interest at the post-default rate until the end of the forbearance period. The forbearance period was scheduled to terminate on the earliest of (a) September 30, 2020, (b) the occurrence of any event of default other than the specified defaults, or (c) the date on which any breach of any of the conditions or agreements, including without limitation the affirmative covenants, provided in the Incremental Amendment or Second Incremental Amendment occurs. The Company paid all fees, costs, and expenses of the collateral agent and the lenders incurred in connection with the Incremental Amendment and the Second Incremental Amendment.

The Company accounted for the Second Incremental Amendment as a modification of the Financing Agreement. The Company capitalized the fees paid to Antara on its balance sheet as a discount on the Second Incremental Term Loans, which is amortized using the effective interest method into interest expense over the term of the Second Incremental Term Loans.

Waiver and Agreement to Issue Warrant

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Effective March 31, 2020, the Company entered into a Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent, which modified a certain affirmative covenant and waived another affirmative covenant in the Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share as an incentive. The Company accounted for this issuance to Antara as an extinguishment of the existing debt and the execution of a new debt instrument. The Company recorded a $10.1 million loss on extinguishment of debt related to unamortized debt discount and debt issuance costs, which was recorded within loss on extinguishment of debt in the consolidated statement of operations for the three months ended March 31, 2020.

The Company classified the $31.7 million unpaid principal balance, which includes $0.9 million of capitalized interest, as a current liability as of March 31, 2020 due to the occurrence of one or more covenant violations, including violation of the EBITDA-based financial covenant. The Company also classified the $25.4 million unpaid principal balance, which includes $0.9 million of capitalized interest, as a current liability as of December 31, 2019 due to the existence of one or more covenant violations.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Debt (with unrelated parties) consists of:

($ in thousands)	March 31, 2020		December 31, 2019
(a) $1.3 million note payable	$782		$814
(b) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	1,028	(1)	1,005
(c) $0.3 million note payable	206		225
(d) Three equipment notes payable	16		24
(e) Thunder Ridge supplier advance	881		890
(f) Various notes payable acquired from JB Lease	3,054		3,575
(g) $0.8 million note payable	633		673
(h) $0.3 million note payable	163		224
(i) $3.8 million note payable	3,053		3,203
(j) Equipment notes payable acquired from Sheehy	287		614
(k) Notes payable acquired from Sheehy	744		787
(l) Notes payable to two financing companies	1,331		1,400
(m) Finkle equipment notes	3,999		4,450
Total before debt issuance costs and debt discount	16,177		17,884
Debt issuance costs	(22)		(38)
Debt discount	(32)		(56)
	16,123		17,790
Less current portion	(6,955)		(5,681)
Long-term debt, less current portion	$9,168		$12,109

(1) Classified as a current liability as of March 31, 2020 due to the existence of one or more covenant violations.

(a)
$1.3 million note payable

The $1.3 million note payable was issued December 31, 2014, with interest adjusted to the SBA LIBOR base rate, plus 2.35%. The note matures March 2024, is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan including a member of our board of directors and certain of his relatives, and beneficial owners of more than 5% of our undiluted shares of common stock. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. In 2016, the Company issued 35,491 units (equivalent to 31,203 common shares) to those members as compensation for the guarantee.

(b)
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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2020, the Company incurred $0.1 million and paid $0.1 million in liquidated damages to noteholders.

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

As of March 31, 2020 and December 31, 2019, the unamortized debt discount was $0.1 million and $0.2 million, respectively, and the unamortized debt issuance costs were $0.1 million and $0.2 million, respectively. During the three months ended March 31, 2020 $0.1 million was added to the principal balance. The Company classified the $1.0 million unpaid principal balance, in addition to the $3.1 million portion of the Secured Convertible Notes held by a related party, as a current liability as of March 31, 2020 due to the existence of one or more covenant violations.

(c)
$0.3 million note payable

The $0.3 million note payable was issued during November 2018, with interest at 3% and a maturity date of October 2022. The note calls for quarterly principal payments on January, April, July, and October 1st of $18,750 plus the related accrued interest.

(d)
Three equipment notes payable

The three equipment notes are payable to banks and were acquired in the Thunder Ridge acquisition with interest rates ranging from 2.99% to 6.92%, with maturity dates between September 2020 and January 2023. The notes are collateralized by equipment.

(e)
Thunder Ridge supplier advance

Thunder Ridge signed an agreement with a supplier on August 31, 2017, in which $1.0 million was advanced to Thunder Ridge during 2017. The advance bears interest at 8.5%, is collateralized by substantially all of Thunder Ridge’s assets, and has a July 2022 maturity date.

(f)
Various notes payable acquired from JB Lease

The various notes payable acquired from JB Lease were issued to multiple lenders with interest rates ranging from 3.9% to 5.1% per annum. The notes have maturity dates ranging from September 2019 to August 2024. These notes are collateralized by transportation equipment and guaranteed by the stockholders of the Company.

(g)
$0.8 million note payable

The $0.8 million note payable to a financing company was issued February 11, 2019, with interest at 10.2% per annum and a maturity date of February 11, 2023. The note is collateralized by certain equipment and guaranteed by a member of management.

(h)
$0.3 million note payable

The $0.3 million note payable to a financing company was issued January 22, 2019, with interest at 10.6% per annum and a maturity date of January 22, 2023. The note is collateralized by certain equipment and guaranteed by a member of management.

(i)
$3.8 million note payable

The $3.8 million note payable to a financing company was issued January 23, 2019, with interest at 10.1% per annum and a maturity date of February 23, 2024. The note is collateralized by certain equipment and guaranteed by a member of management.

(j)
Equipment notes payable acquired from Sheehy

The equipment notes payable acquired from Sheehy, payable to various financing companies, have maturity dates varying from June 2020 to August 2020 and interest rates ranging from 3.1% to 4.1% per annum. The notes are guaranteed by stockholders and secured by the equipment and a general business security interest.

(k)
Notes payable acquired from Sheehy

The notes payable acquired from Sheehy are payable to a bank with interest rates of 4.35% to 4.375% per annum. The notes payable mature between September 2020 and December 2021 and are collateralized by substantially all of the Sheehy assets.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(l)
Notes payable to two financing companies

Notes payable to two financing companies issued in February 2019 and October 2019 with maturity dates in March 2023 and October 2024, respectively. The interest rates range from 4.5% to 8.94%, and the notes are collateralized by certain equipment.

(m)
Finkle equipment notes

Equipment notes payable with interest rates ranging from 5.2% to 11.8% and maturity dates between May 2020 and September 2025. The notes are collateralized by equipment.

Debt (with related parties) consists of:

($ in thousands)	March 31, 2020		December 31, 2019
(a) Antara Financing Agreement	$31,653	(1)	$25,377
(b) Four promissory notes with an aggregate principal amount of $9.5 million	9,500		9,500
(c) $3.8 million senior promissory note	3,800	(2)	3,800
(d) $4.0 million promissory note	4,000	(2)	4,000
(e) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	3,067	(2)	3,000
(f) $2.5 million promissory note - stockholder	1,892	(2)	1,972
(g) $6.4 million promissory note - stockholder	6,111	(2)	6,417
(h) Notes payable acquired from Ritter	474		487
Total before debt issuance costs and debt discount	60,497		54,553
Debt issuance costs	(112)		(615)
Debt discount	(9,202)		(16,270)
	51,183		37,668
Less current portion	(48,199)		(25,656)
Long-term debt, less current portion - related party	$2,984		$12,012

(1) Classified as a current liability as of March 31, 2020 due to due to the existence of one or more covenant violations, including violation of the EBITDA-based financial covenant.

(2) Classified as a current liability as of March 31, 2020 due to the existence of one or more covenant violations not based on financial metrics.

(a)
Antara Financing Agreement

The $31.7 million of Term Loans bear interest at 12% per annum and have a maturity date of September 16, 2022. Until December 31, 2019, interest on the term loan was paid in kind and capitalized as additional principal, and the Company had the option to pay interest on the capitalized interest in cash or in kind. After December 31, 2019, monthly interest payments are due in cash. All outstanding principal and interest is due on the maturity date.

As of March 31, 2020, the unamortized debt discount was $1.7 million and the unamortized debt issuance costs were less than $0.1 million. As of December 31, 2019, the unamortized debt discount was $8.6 million and the unamortized debt issuance costs were $0.5 million.

(b)
Four promissory notes with an aggregate principal amount of $9.5 million

The four promissory notes were issued to the former EAF members with interest at 1.5%, issued February 1, 2017, and mature February 1, 2026. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. These promissory notes are convertible into 7,000,000 shares of the Company's common stock. As of March 31, 2020 and December 31, 2019, the unamortized debt discount was $6.9 million and $7.1 million, respectively.

(c)
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

Also in connection with the Financing Agreement and as consideration for the subordination of the subordinated promissory note and the promissory note described below, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.2 million. As of March 31, 2020 and December 31, 2019, the remaining unamortized debt discount was $0.2 million and $0.2 million, respectively.

The Company classified the $3.8 million unpaid principal balance as a current liability as of March 31, 2020 due to the existence of one or more covenant violations not based on financial metrics.

(d)
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

Also in connection with the Financing Agreement and as consideration for the subordination of the promissory note and the senior promissory note described above, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.3 million. As of March 31, 2020 and December 31, 2019, the remaining unamortized debt discount was $0.2 million and $0.2 million, respectively.

The Company classified the $4.0 million unpaid principal balance as a current liability as of March 31, 2020 due to the existence of one or more covenant violations not based on financial metrics.

(e)
$4.0 million Secured Convertible Promissory Notes ("Secured Convertible Notes")

Represents the portion of the Secured Convertible Notes issued during 2018 (discussed above) whereby the noteholder is a related party. On March 17, 2021, as result of the Settlement Agreement and Release dated March 12, 2021 discussed in Note 13, Subsequent Events, the noteholder is no longer a related party.

(f)
$2.5 million promissory note - stockholder

In connection with the Company's June 1, 2018 acquisition of all of the issued and outstanding shares of Thunder Ridge, this $2.5 million promissory note was issued to a stockholder, with interest at 6% (interest in the event of a default at 9%) and a maturity date of the earlier of (a) the date the Company raises $40.0 million in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Trey Peck’s employment with the Company by the Company without cause or by Trey Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge and is also secured by the Thunder Ridge Shares (“TR Shares”). The maturity date of the promissory note has been subsequently amended to extend it to November 30, 2022. Effective with the most recent extension in August 2019, the Company paid Peck approximately $0.15 million in principal and increased the monthly principal payments to $20,000. The note calls for monthly principal payments, with all accrued and unpaid interest due and payable on the maturity date. If the Company fails to repay the amounts outstanding under the note on or before November 30,

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2022, then at the option of Peck, the Company shall immediately surrender all right, title and interest in all of the outstanding shares of stock in Thunder Ridge to Peck.

The Company classified the $1.9 million unpaid principal balance as a current liability as of March 31, 2020 due to the existence of one or more covenant violations not based on financial metrics.

(g)
$6.4 million promissory note – stockholder

The $6.4 million promissory note was issued February 2, 2019 to a stockholder, with interest at 9% per annum and an original maturity date of August 31, 2020. The note is collateralized by all of the assets of Ursa and JB Lease. Principal and interest payments commenced June 1, 2019, with a final payment of $6.4 million due at maturity. On August 30, 2019, the note was extended to November 2022. The Company classified the $6.1 million unpaid principal balance as a current liability as of March 31, 2020 due to the existence of one or more covenant violations not based on financial metrics.

(h)
Notes payable acquired from Ritter

Note payable to a related party that was assumed as a liability in the Ritter acquisition. The note has an interest rate of 7.0% and matures in December 2028.

Note 8 - Stockholders’ Deficit and Warrants

Sale of Common Stock

On February 27, 2020, the Company sold a total of 1,260,000 shares of its common stock to Danny Cuzick (“Cuzick”) and R. Scott Wheeler (“Wheeler”) for aggregate gross proceeds of $3.2 million pursuant to the terms of a subscription agreement. The Company did not pay any underwriter discounts or commissions in connection with the sale of the shares. The shares of common stock sold have the right to convert into securities which bear the same terms as those offered to satisfy the Liquidity Milestone defined in the Incremental Amendment (such securities being the Series B Preferred Stock discussed below).

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

Common Stock Subscribed

During the fourth quarter of 2019, the Company agreed to issue 8,664 shares of common stock to settle a note payable and the associated accrued interest. The Company issued these shares during the first quarter of 2020.

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

Series B Preferred Stock

On March 24, 2020, the Company filed a Certificate of Designation of Rights and Preferences of Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to 3,075,000 shares of Series B Preferred Stock. The Series B Preferred Stock ranks senior in preference and priority to the Company’s common

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

stock and on par with the Company’s Series A Preferred Stock with respect to dividend and liquidation rights. The approval of the holders of at least a majority of the Series B Preferred Stock, voting together as a separate class, is required for the Company to amend the Certificate of Designation, including by merger or otherwise, to alter or repeal the preferences, rights, privileges or powers of the Series B Preferred Stock in a manner that would adversely affect the rights of the holders of the Series B Preferred Stock. The Certificate of Designation states that the Company will not issue any other class of shares of preferred stock ranking senior to the Series B Preferred Stock.

Dividends

An annual, non-compounding dividend accrues on the Series B Preferred Stock at a rate of 10% per annum for five years from the date the Preferred Stock is issued. The dividend is payable, if and when declared by the Board of Directors, in arrears in the form of shares of Series B Preferred Stock at a rate of $3.00 per share, or, at the Company’s option, quarterly in arrears in cash. Such dividends will not accrue with respect to shares of Series B Preferred Stock issued as dividends, will begin to accrue as of the date on which the Series B Preferred Stock is issued, and will accrue whether or not declared and whether or not there will be funds legally available for the payment of dividends. For the avoidance of doubt, no dividends shall accrue on the Series B Preferred Stock after March 23, 2025.

Liquidation Preference

The holders of the Series B Preferred Stock are entitled to a liquidation preference of $3.00 per share of Series B Preferred Stock plus any accrued but unpaid dividends upon the liquidation of the Company.

Redemption

The Series B Preferred Stock may be redeemed by the Company at any time at a redemption price equal to $3.00 plus all accrued but unpaid dividends, and each holder of Series B Preferred Stock may cause the Company to redeem the holder’s Series B Preferred Stock at any time after March 23, 2025 at a redemption price equal to $3.00 plus all accrued but unpaid dividends. The redemption rights require the Company to present the Series B Preferred Stock in temporary equity in the accompanying balance sheet.

Voting Rights

Holders of Series B Preferred Stock are entitled to four votes for each share of Series B Preferred Stock held on the record date for the determination of the stockholders entitled to vote or, if no record date is established, on the date the vote is taken.

Conversion Rights

The Series B Preferred Stock is convertible at any time at the option of the holder or the Company at an initial conversion ratio of one share of common stock for each share of Series B Preferred Stock, subject to adjustments for stock dividends, splits, combinations and similar events. If the Company is the party electing to exercise the conversion right, it must provide five days’ prior notice to the holders of the Series B Preferred Stock during which the holders of Series B Preferred Stock may elect to exercise their redemption right to receive cash in lieu of the common stock that would otherwise be issued by the Company in connection with the conversion. In addition, each share of Series B Preferred Stock will automatically convert to one share of common stock (i) if the closing price on all domestic securities exchanges on which the common stock may at the time be listed exceeds $3.00 per share for 90 consecutive trading days and the average daily trading volume of the common stock is at least 20,000 shares for that same period; (ii) immediately prior to closing a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) relating to an offer and sale of shares of common stock that generates gross proceeds of at least $25.0 million; or (iii) immediately prior to effectiveness of a registration statement under the Securities Act covering shares of common stock sold in a private offering that generates gross proceeds of at least $25.0 million. If the automatic conversion of Series B Preferred Stock pursuant to subpart (ii) or (iii) of the previous sentence occurs prior to the fifth anniversary of the date of issuance of the Series B Preferred Stock, then all dividends that would have accrued with respect to the Series B Preferred Stock for the period from the conversion date to the fifth anniversary of the issuance date will be deemed to automatically accrue and be treated as accrued and unpaid dividends on such Series B Preferred Stock as of immediately prior to conversion.

Redemption of Common Stock and Issuance of Series B Preferred Stock

On March 24, 2020, in accordance with the terms of the common stock subscription agreement, the Company entered into a stock redemption agreement with each of Cuzick and Wheeler, pursuant to which (i) the Company redeemed 1,200,000 and 60,000 shares of its common stock held by Cuzick and Wheeler, respectively, and (ii) agreed to issue 1,000,000 and 50,000 shares of its Series B Preferred Stock to Cuzick and Wheeler, respectively. The Company accounted for this exchange as a $3.2 million increase in Series B Preferred Stock and a $3.2 million decrease in common stock and additional paid-in capital.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, on March 24, 2020, the Company sold a total of 1,000,000 shares of its Series B Preferred Stock to Cuzick for aggregate gross proceeds of $3.0 million pursuant to the terms of a subscription agreement. On March 27, 2020, in a separate agreement, the Company and Cuzick entered into a waiver and warrant agreement pursuant to which Cuzick waived certain rights granted via the subscription agreement in exchange for the Company agreeing to issue to Cuzick warrants to purchase up to 3,250,000 shares of Common Stock at an exercise price of $2.50 per share. The Company accounted for the issuance of warrants at their estimated fair value as a dividend via a $0.5 million reduction of additional paid-in capital.

Warrants

As further described in Note 7, Debt, the Company issued the following warrants in connection with the Financing Agreement:

•
In September 2019, the Company issued warrants to purchase an aggregate of 4,375,000 shares of the Company’s common stock to the lenders. The Company also issued the Side Letter Warrant to the lenders to purchase an additional 1,500,000 shares of the Company’s common stock. The total fair value of these warrants of $7.4 million, which the Company recorded as an additional debt discount, will be amortized to interest expense over the remaining term of the Financing Agreement.
•
In September 2019, as consideration for the subordination of previously issued promissory notes, the Company issued a warrant to the noteholder to purchase an aggregate of 350,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The total fair value of this warrant of $0.5 million, which the Company recorded as an additional debt discount on the promissory notes, will be amortized to interest expense over the remaining term of the promissory notes.
•
In February 2020, as a result of the Incremental Amendment, the Company issued the Antara Warrant 2020 to Antara Capital to purchase 3,650,000 shares of the Company’s common stock at an exercise price of $2.50 per share.
•
In March 2020, as a result of the Waiver Agreement, the Company issued to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s common Stock at an exercise price of $2.50 per share.

All of the aforementioned warrants are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The following table summarizes such warrants outstanding and exercisable as of March 31, 2020 and December 31, 2019. The warrants outstanding and exercisable as of December 31, 2019 were incorrectly accounted for as equity-classified awards in additional paid-in capital as of December 31, 2019. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies - Out of Period Adjustments, for further discussion.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2019
Outstanding	6,225,000	$0.42	5.5
Exercisable	6,225,000	$0.42	—
March 31, 2020
Outstanding	16,375,000	$1.71	8.2
Exercisable	16,375,000	$1.71	—

Prior to the issuance of the aforementioned liability-classified warrants, the Company issued warrants with different terms that are considered indexed to the Company's common stock and, therefore, are classified in additional paid-in capital and are not required to be measured at fair value at each reporting date. The following table summarizes such equity-classified warrants outstanding and exercisable as of March 31, 2020 and December 31, 2019.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2019
Outstanding	8,856,255	$2.91	8.4
Exercisable	8,189,589	$2.66	—
March 31, 2020
Outstanding	8,856,255	$2.91	8.1
Exercisable	8,189,589	$2.66	—

Note 9 – Fair Value Measurements

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

Recurring Fair Value Measurements

The Company’s derivative liability embedded in its September 2019 Financing Agreement related to the mandatory prepayment feature is measured at fair value using a probability-weighted discounted cash flow model and is classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The liability is presented as an embedded derivative liability on the consolidated balance sheets and is subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other expense in its consolidated statements of operations. The assumptions used in the discounted cash flow model include: (1) management's estimates of the probability and timing of future cash flows and related events; (2) the Company's risk-adjusted discount rate that includes a company-specific risk premium; and (3) the Company's cost of debt.

The Company's liability-classified warrants issued with an exercise price of $0.01 per share are measured at fair value using the Black-Scholes option-pricing model and are classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The warrant liabilities are presented as current liabilities on the consolidated balance sheets and are subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other expense in its consolidated statements of operations. The inputs and assumptions used in the Black-Scholes option-pricing model include: (1) the Company's stock price; (2) the exercise price of the warrant; (3) the expected term of the warrant; (4) the Company's expected stock price volatility; (5) the Company's expected dividends; and (6) the risk-free interest rate.

The Company's liability-classified warrants issued with an exercise price of $2.50 per share are measured at fair value using the Monte Carlo simulation model and are classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The warrant liabilities are presented as noncurrent liabilities on the consolidated balance sheets and are subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other expense in its

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

consolidated statements of operations. The inputs and assumptions used in the Monte Carlo model include: (1) the Company's stock price; (2) the Company's expected stock price volatility; and (3) the risk-free interest rate.

The following table provides a reconciliation for the opening and closing balances of both liabilities from September 16, 2019 to March 31, 2020:

($ in thousands)	Derivative	Warrants
Balance at September 16, 2019	$850	$—
Net change in fair value	171	—
Balance at December 31, 2019	1,021	—
Issuances	—	11,100	(1)
Net change in fair value	45	(8,235)	(2)
Balance at March 31, 2020	$1,066	$2,865

(1) Includes $8.3 million correction of a prior period error. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies - Out of Period Adjustments, for further discussion.

(2) Includes $(2.6) million correction of a prior period error. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies - Out of Period Adjustments, for further discussion.

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

The Company’s obligations under its debt agreements are carried at amortized cost. The fair value of the Company’s obligations under its convertible notes and the Term Loans under the Antara Financing Agreement are considered Level 3 liabilities of the fair value hierarchy because fair value was estimated using significant unobservable inputs. The fair value of the Company’s other debt arrangements are considered Level 2 liabilities of the fair value hierarchy because fair value is estimated using inputs other than quoted prices that are observable for the liability such as interest rates and yield curves. The estimated fair value of the Company’s Term Loans under the Antara Financing Agreement was $19.6 million as of March 31, 2020, and its carrying value was $29.9 million as of March 31, 2020. The estimated fair value of the Company’s Term Loans under the Antara Financing Agreement was $16.9 million as of December 31, 2019, and its carrying value was $16.3 million as of December 31, 2019. The carrying value of the Company’s remaining debt obligations approximates fair value, and was $37.4 million and $39.2 million as of March 31, 2020, and December 31, 2019, respectively.

Note 10 – Leases

Related Party Leases

The Company has various lease obligations with related parties for trucks, office space and terminals expiring at various dates through January 2029. During the three months ended March 31, 2020 and 2019 the Company incurred approximately $0.4 million and $0.4 million of related party lease costs, respectively. At March 31, 2020 and December 31, 2019, the Company had the following balances recorded in the condensed consolidated balance sheets related to its lease arrangements with related parties:

($ in thousands)	Classification	March 31, 2020	December 31, 2019
Assets
Operating leases	Right-of-use-asset	$4,127	$4,390
Finance leases	Right-of-use-asset	476	497

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	1,032	1,005
Finance leases	Finance lease liabilities, current portion	71	70

Non-current:
Operating leases	Operating lease liabilities, less current portion	2,805	3,074
Finance leases	Finance lease liabilities, less current portion	433	451

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

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets at March 31, 2020 and December 31, 2019. No payments have been made to date.

Except as described above and with respect to claims covered by insurance, there are no other currently pending material legal or governmental proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Long-Term Take-or-Pay Natural Gas Supply Contracts

As of March 31, 2020 and December 31, 2019, the Company had commitments to purchase natural gas on a take-or-pay basis with three vendors. It is anticipated these are normal purchases that will be necessary for sales, and that any penalties for failing to meet minimum volume requirements will be immaterial. As of March 31, 2020 and December 31, 2019, the estimated remaining liability under the take-or-pay arrangements was approximately $0.4 million and $0.3 million, respectively.

Off Balance Sheet Arrangements – Captive Insurance

Prior to the acquisition, Sheehy was self-insured for certain insurance risks with a captive insurance company under SEI. Upon the acquisition of Sheehy from SEI in January 2019 (see Note 2, Acquisitions and Divestiture – Sheehy), the Company became a member of the captive and Sheehy was transferred to the EVO member account. As a member of the captive, the Company is required to maintain a collateral deposit. The collateral deposit requirement is calculated at the renewal date of March 1st each year and is based on the prior three years of premium experience. The collateral deposit may be satisfied with either cash and/or investment collateral held in the captive or with a letter of credit. The Company’s collateral deposit requirement for 2019 was $0.3 million, based on a single year of premium experience. SEI agreed to pledge excess cash and investments held in the captive under the SEI member account to satisfy the Company’s collateral deposit requirement for 2019. The letter agreement between the Company and SEI expired on March 1, 2020, however, the underlying Collateral Security Pledge Agreement among the Company, SEI and the captive has not expired and requires the Company’s consent for its amendment. The Company will be responsible for providing sufficient collateral to satisfy the security deposit with the captive if and when it comes to terms with SEI. The Company is also responsible for providing any additional collateral that may requested by the captive. See Note 5, Related Parties – Off Balance Sheet Arrangements – Collateral Security Pledge Agreement for terms of the agreement.

Letter of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting an EAF CNG station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $70,565 minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $510,763, which amount may decrease annually during the term of the agreement and was equal to $306,458 as of March 31, 2020 and December 31, 2019.

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

Note 13 - Subsequent Events

Paycheck Protection Program Loan

On April 15, 2020, the Company obtained a loan (the “Loan”) from BOKF, N.A. (dba Bank of Oklahoma) in the amount of $10.0 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Loan, which is memorialized by a Note dated April 15, 2020 issued by the Company, was scheduled to mature on April 15, 2022 and bore interest at a rate of 1.00% per annum, payable monthly commencing on November 15, 2020. The Company was able to prepay the Note at any time prior to maturity with no prepayment penalties. The principal amount of the Loan and accrued interest were eligible for forgiveness after eight weeks if the Company used the Loan proceeds for qualifying expenses, including payroll, rent, and utilities and the Company maintained its payroll levels. The Company used the entire Loan amount for qualifying expenses, and the entire amount borrowed under the Loan was forgiven by the SBA in July 2021.

On May 8, 2020, we received a letter from the Select Subcommittee on the Coronavirus Crisis of the U.S. House of Representatives demanding that we return the PPP loan that we applied for and received under the CARES Act. We elected not to return the PPP loan proceeds as requested and our PPP loan was subsequently forgiven. Also, the United States Small Business Administration ("SBA") has stated that it intends to audit the PPP loan application of any company, like us, that received PPP loan proceeds of more than $2 million. However, we are not currently party to or aware of any contemplated proceeding with the Select Subcommittee, the SBA, or any other governmental authority with respect to our PPP loan.

Issuance of Contingent Consideration

During June 2020, the Company determined that the performance target specified in the Finkle acquisition had been achieved, the Company became obligated to issue 870,317 shares of its common stock to satisfy the contingent consideration, and the Company recognized $0.3 million of expense representing the estimated fair value of these shares. The shares of common stock were subsequently issued by the Company during July 2020.

Second Amendment to Forbearance Agreement and Omnibus Amendment to Loan Agreement

During October 2020, the Company entered into a second amendment to forbearance agreement and omnibus amendment to loan documents (the “Omnibus Amendment”). The Omnibus Amendment (i) extended the forbearance period until December 31, 2020, (ii) joined EVO Holding Company, LLC as a borrower under the Financing Agreement, (iii) authorized the Company and/or its subsidiaries to incur unsecured indebtedness of up to $10,000,000 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, and (iv) extended the timelines under which the Company and its subsidiaries are required to comply with certain affirmative covenants set forth in the Financing Agreement, Incremental Amendment, and Second Incremental Amendment.

The Omnibus Amendment contained the following additional covenants:

(i)
The Company was required to either (a) fully consummate the acquisition by EVO Equipment Leasing, LLC of 89 used CNG tractors on or before January 3, 2021 or (b) issue 1,174,800 shares of the Company’s common stock to the lenders.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company did not fully consummate the acquisition of the used CNG tractors by January 3, 2021 and became obligated on that date to issue the 1,174,800 shares of the Company’s common stock to the lenders.
(ii)
The Company was required to issue to each of the lenders ratably warrants authorizing such lender to, on or after January 1, 2021, purchase its ratable share of up to 500,000 shares of the voting common stock of the Company at the price of $0.01 per share with a 10 year expiration. If the Company or any of its subsidiaries had not repaid or partially repaid the obligations with the net proceeds (in the amount of at least $25.0 million) of a financing under the “Main Street Lending Program” on or before December 31, 2020, then the Company was required to issue an additional 1,000,000 warrants to the lenders. The Company had not repaid the $25.0 million by December 31, 2020. Therefore, the Company was required to issue warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock to the lenders. The Company recorded the $0.8 million estimated fair value of the warrants as an increase to interest expense in the fourth quarter of 2020.
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

During the fourth quarter of 2020, the Company accounted for the Omnibus Amendment as a modification of the Financing Agreement. The Company capitalized the estimated fair value of the warrants to purchase 500,000 shares of the voting common stock of the Company at the price of $0.01 per share, the change in fair value resulting from the warrant exchange, and the fees paid to Antara on its balance sheet as an additional discount on the Financing Agreement, which is amortized using the effective interest method into interest expense over the term of the Financing Agreement.

Second Omnibus Amendment to Loan Documents

On December 14, 2020, the Company entered into a second omnibus amendment to loan documents (the “Second Omnibus Amendment”) to, among other things, authorize EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, and Ritter Transportation Systems, Inc., each of which is a subsidiary owned directly or indirectly by the Company, to obtain a Main Street Loan in the amount of up to $17.0 million under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act. Pursuant to the Second Omnibus Amendment, the forbearance period was terminated and the collateral agent and other lenders agreed to waive all existing defaults or events of default under the Financing Agreement that occurred and were continuing as of the date of the Second Omnibus Amendment. The Second Omnibus Amendment also removed or revised certain covenants contained in the Financing Agreement and prior amendments to the Financing Agreement, including the EBITDA-based financial covenant included in the Financing Agreement, and extended the maturity date of the term loans under the Financing Agreement to the date that is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan or the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan, whichever occurs first. Under the Second Omnibus Amendment, interest on the term loans under the Financing Agreement is payable in kind at the rate of 14.5% per annum for the first eight full or partial calendar quarters following the effective date of the Second Omnibus Amendment and is payable in cash at the rate of 12.0% per annum commencing with the ninth calendar quarter following the effective date. As a result of the Main Street Loan, Second Omnibus Amendment, and related agreements, payment of the principal balance of the term loans is subject and subordinate to the prior payment in full of all obligations under the Main Street Loan.

During the fourth quarter of 2020, the Company accounted for the Second Omnibus Amendment as a modification of the Financing Agreement.

Main Street Priority Loan Program Facility with Commerce Bank of Arizona, Inc.

On December 29, 2020, EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, and Ritter Transportation Systems, Inc. (collectively, the “Borrowers”), each of which is a subsidiary owned directly or indirectly by the Company, entered into a Loan Agreement dated December 14, 2020 (the “Loan Agreement”) and related documents (together with the Loan Agreement, the “Loan Documents”) for a loan in the amount of up to $17.0 million (the “Main Street Loan”) serviced by Commerce Bank of Arizona, Inc. (the “Bank”) as lender under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act. The Borrowers and the Bank subsequently entered into a Modification Agreement to the Loan Agreement dated December 22, 2020 (the “Modification Agreement”) and a Second Modification Agreement to the Loan Agreement dated December 23, 2020 (the “Second Modification Agreement”).During the first quarter of 2021, the Borrowers used all of the net proceeds of the Main Street Loan to refinance a portion of the amount outstanding under the Financing Agreement discussed above under the caption “Forbearance Agreement and Incremental Amendment to Financing Agreement” and to pay related prepayment premiums.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Main Street Loan has a five-year term and bears interest at a rate equal to the sum of (i) 3% percent per year plus (ii) the rates per year quoted by Bank as Bank’s three month LIBOR rate based upon quotes of the London Interbank Offered Rate, as quoted for U.S. Dollars by Bloomberg, or other comparable services selected by the Bank (the “LIBOR Index”). Such interest rate will change once every third month on the fifth day of the month and will be the LIBOR Index on the day which is two banking days prior to the date the change becomes effective.

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

The Loan Documents contain customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, cross default under other credit facilities, breaches of representations and covenants, and the occurrence of certain events. The Loan Documents also contain customary remedies for a facility of this type, exercisable following the occurrence of an event of default, including, among others, the rights to terminate the Bank’s commitment under Loan Agreement, accelerate the maturity date, foreclose the liens and security interests securing the Main Street Loan, and all other rights and remedies available under the Loan Documents and applicable law. As security for the Main Street Loan, the Borrowers granted the Bank a security interest in and to substantially all of their respective properties, and the Company guaranteed the payment and performance of the Borrower’s obligations under the Loan Documents.

Contribution of Equity of Environmental Alternative Fuels, LLC to EVO Holding Company, LLC

In connection with the Main Street Loan, the Company contributed 100% of the issued and outstanding equity of Environmental Alternative Fuels, LLC (“EAF”) to EVO Holding Company, LLC (“EVO Holding”) with the consent of Danny Cuzick as the holder of certain previously disclosed promissory notes that are secured in part by the assets of EAF. In consideration of Danny Cuzick’s consent to the contribution, the Company agreed to (a) indemnify Danny Cuzick for up to $0.5 million in connection with Danny Cuzick’s guaranty of certain obligations of the Company and its subsidiaries to Mercedes-Benz Financial Services USA LLC and (b) issue to Danny Cuzick a warrant (the “Cuzick Warrant”) to purchase up to 1,000,000 shares of common stock of the Company at the cost of $0.01 per share. Danny Cuzick is a member of the Company’s Board. During the fourth quarter of 2020, the Company capitalized the estimated fair value of the Cuzick Warrant on its balance sheet as a discount on the Main Street Loan, which is amortized using the effective interest method into interest expense over the term of the Main Street Loan.

United States Postal Service Settlement

On January 19, 2021, the Company and the USPS entered into a settlement agreement whereby the USPS agreed to pay approximately $7.1 million to one of the Company’s subsidiaries as additional compensation for transportation services provided to the USPS under certain Dynamic Route Optimization (“DRO”) contracts. Subsequently, on February 19, 2021, the Company and the USPS entered into an additional settlement agreement whereby the USPS agreed to pay approximately $17.5 million to certain other Company subsidiaries as additional compensation for transportation services provided to the USPS under other DRO contracts. In connection with the settlement agreements, the Company and the USPS agreed to make certain adjustments to the Company’s DRO contracts, including rate adjustments effective for the fourth quarter of 2020 and future periods. As a result of those adjustments, the USPS agreed to pay an additional $3.8 million to the Company for transportation services provided in the fourth quarter of 2020. The USPS has made all payments associated with these settlement agreements and were received by Triumph (as defined below) on behalf of the Company during the first quarter of 2021. In addition, amounts totaling $6.3 million that were previously paid by the USPS to the Company during 2020 became subject to the terms of the settlement agreements and are recognized as a deferred gain as of December 31, 2020. All aforementioned amounts totaling $34.7 million will be recognized as other operating revenue during the first quarter of 2021. Such amounts are for transportation services provided during 2020 and prior years, are not subject to refund, and are not contingent upon the Company providing future transportation services.

Agreement with Triumph Business Capital

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On March 9, 2021, the Company and Advance Business Capital LLC d/b/a Triumph Business Capital (“Triumph”), the Company’s factoring lender, entered into a Letter-of-Intent and Memo of Understanding (the “Triumph LOI”) related to the application of $17.5 million and $7.1 million of proceeds received from the USPS in February and January of 2021, respectively, arising out of the settlement agreements described above. Pursuant to the agreement, the parties acknowledged that Triumph previously applied approximately $1.6 of the $7.1 million of proceeds received in January 2021 plus approximately $0.6 million of funds held in reserve against a balance of $3.0 million for advances that Triumph made to the Company in September 2020 (the “Gross Purchase Advance Facility”) and agreed that Triumph would remit $11.0 million of net proceeds to the Company and that Triumph would retain approximately $6.9 million of net proceeds and apply that amount to reduce the outstanding principal amount of the Company’s factoring advances. The parties further agreed that the Company will repay the remaining balance of approximately $6.9 million due under the factoring arrangement in 48 equal monthly installments beginning January 1, 2022 and that Triumph would apply funds held in reserve against the approximately $0.8 million remaining balance of the Gross Purchase Advance Facility. The parties also agreed to work together to wind down their factoring relationship, including waiver of any applicable termination fees.

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

2021 AIP and LTIP

On August 17, 2021, the Compensation Committee of the Board approved the EVO Transportation & Energy Services, Inc. 2021 Annual Incentive Plan (the “2021 AIP”), to provide the terms of annual bonus opportunities to be granted to the Company’s executive officers and other participating employees. The purposes of the 2021 AIP are to maintain a competitive level of total cash compensation and to

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

align the interests of the Company’s executives and other employees with those of the Company’s shareholders and with the strategic objectives of the Company.

The 2021 AIP provides the Company’s executive officers and other participating employees with an opportunity to earn cash incentive compensation based upon the achievement of performance goals over a specified performance period. All of the Company’s executive officers and certain other employees designated as eligible employees from time to time are eligible to participate in the 2021 AIP. The 2021 AIP focuses on achievement of certain annual objectives and goals, as determined by the Compensation Committee at the beginning of each calendar year, and provides that the participants may earn a pre-determined percentage of their respective base salaries for the achievement of such specified goals. Under the 2021 AIP, the payout opportunity is contingent upon meeting the threshold performance levels, and thereafter varies for performance above and below the pre-established target performance levels, subject to a maximum award level. With respect to the Company’s chief executive officer, the target award equals 50% of 2021 base salary, and with respect to the Company’s other named executive officers the target award equals 40% of base salary, all as adjusted based upon meeting or exceeding the performance levels established by the Compensation Committee for 2021, and cannot exceed a maximum payment limit specified by the Compensation Committee. The 2021 AIP also provides that each named executive officer’s award will be forfeited if such executive officer’s employment does not continue through December 31 of the applicable plan year.

The performance metrics on which awards under the 2021 AIP will be granted include 2021 revenue and EBITDA, and payment of incentive awards under the 2021 AIP is dependent upon achievement of defined goals for each performance metric. However, the Compensation Committee retains the discretion to increase, reduce or eliminate any incentive award that becomes payable under the 2021 AIP. Awards under the 2021 AIP will be granted for services provided in calendar year 2021 and will be payable in 2022. Incentive awards under the 2021 AIP are paid in cash following the end of calendar year 2021 and after the Compensation Committee has determined and certified the level of performance achieved and the incentive awards earned.

Stock Option Repricing

On September 1, 2021, the Company reduced the exercise price of certain stock options previously granted to certain named executive officers of the Company and other key employees from an original exercise price of $2.50 per share to an exercise price of $1.50 per share, which the board of directors determined was equal to or greater than the fair market value of the Company’s common stock. A total of 4,394,999 options were subject to the exercise price reduction, including 2,473,231 options held by Thomas Abood, the Company’s chief executive officer, 1,317,769 options held by Damon Cuzick, the Company’s chief operating officer, 418,577 options held by Eugene Putnam, the Company’s chief financial officer, and 20,000 options held by Billy (Trey) Peck, Jr., the Company’s executive vice president. Also, as a result of the option repricing, the strike price of the warrant to purchase 750,000 shares of common stock issued to R. Scott Wheeler, the Company’s chief administrative officer, in February 2021 equals $1.50 pursuant to the terms of the warrant. Except for the reduction in exercise price, all terms and conditions of the options and warrant remain the same.

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

Background and Recent Developments

EVO Transportation & Energy Services, Inc. is a transportation provider serving the United States Postal Service (“USPS”) and other customers. We believe EVO is the second largest surface transportation company serving the USPS, with a diversified fleet of tractors, straight trucks, and other vehicles that currently operate on either diesel fuel or compressed natural gas (“CNG”). In certain markets, we fuel our vehicles at one of our three CNG stations that serve other customers as well. We are actively engaged in reducing CO2 emissions by operating on CNG, pursuing opportunities to use other alternative fuels, and by optimizing the routing efficiency of our operations to reduce fuel usage. We operate from our headquarters in Phoenix, Arizona and from 10 main terminals located throughout the United States.

EVO has grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers. During the three months ended March 31, 2020, we generated $48.2 million in revenues from the USPS. We have been actively integrating the acquisitions we have made under common leadership and technology and are now operating under a single umbrella brand.

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

Results from Operations

Three Months Ended March 31, 2020, as compared with the Three Months Ended March 31, 2019

Trucking Segment

Substantially all of the increases in Trucking revenue and operating expenses from the three months ended March 31, 2019 to the three months ended March 31, 2020 are due to the three months ended March 31, 2019 including the acquisition of, and partial-quarter results of operations for, Sheehy, Ursa and JB Lease while the three months ended March 31, 2020 include full-quarter results of operations for Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies.

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

Purchased transportation: Purchased transportation represents payments to subcontracted third-party companies. These contracts are negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to, labor, equipment, fuel and associated expenses.

Fuel: The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors.

Equipment rent: The Company rents and leases the majority of its trucks and trailers through a combination of short and long-term arrangements. Efforts are currently underway to rebalance the fleet towards having more company-owned assets, subject to financing availability.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet.

Operating supplies and expenses: Operating and supplies expense includes all other direct costs in the Trucking segment.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage and workers compensation expense related to the trucking segment of the business.

CNG Fueling Stations Segment

CNG revenue: Revenue for the CNG stations was $0.3 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

CNG operating expenses: CNG operating expense is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees.

EVO Consolidated

General and administrative: General and administrative expense was $4.9 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively. The increase in general and administrative expense is due primarily to the three months ended March 31, 2019 including the acquisition of, and partial-quarter results of operations for, Sheehy, Ursa and JB Lease while the three months ended March 31, 2020 include full-quarter results of operations for Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies.

Depreciation and amortization: Depreciation and amortization expense was $3.5 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase in depreciation and amortization expense is due primarily to the three months ended March 31, 2019 including the acquisition of, and partial-quarter results of operations for, Sheehy, Ursa and JB Lease while the three months ended March 31, 2020 include full-quarter results of operations for Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies.

Interest expense: Interest expense increased to $3.6 million for the three months ended March 31, 2020 from $1.1 million for the three months ended March 31, 2019. The increase in interest expense is due primarily to: (1) the incurrence of interest expense during three months ended March 31, 2020 on debt obligations used to finance all of the Company’s 2019 acquisitions, including the Antara Financing Agreement, as well as the debt obligations assumed in connection with such acquisitions; and (2) the various debt financing activities undertaken during the three months ended March 31, 2020 relating to the Antara Financing Agreement. Refer to Note 7, Debt, for a description of these activities.

Change in fair value of embedded derivative liability: The Antara Financing Agreement contains a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. Refer to Note 7, Debt, and Note 9, Fair Value Measurements, for further discussion.

Change in fair value of warrant liabilities: During 2019 and the three months ended March 31, 2020, the Company issued certain warrants that are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. Refer to Note 8, Stockholders' Deficit and Warrants, and Note 9, Fair Value Measurements, for further discussion.

Loss on extinguishment of debt: The $10.1 million loss on extinguishment of debt during the three months ended March 31, 2020 is due to the Company's March 31, 2020 Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent. The Waiver Agreement modified a certain affirmative covenant and waived another affirmative covenant in the Antara Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share as an incentive. Refer to Note 7, Debt, for further discussion.

Liquidity and Capital Resources

Three Months Ended March 31, 2020, as compared with the Three Months Ended March 31, 2019

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $3.3 million and $3.3 million at March 31, 2020 and December 31, 2019, respectively.

Operating Activities. Net cash used in operations was $15.9 million and $7.4 million during the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, the Company had a net loss of $13.7 million and $7.4 million, respectively.

For three months ended March 31, 2020, the net loss was partially offset by $8.2 million in adjustments for non-cash items and further reduced by $10.4 million of cash used for changes in working capital. Non-cash items primarily consisted of $3.5 million in depreciation and amortization, loss on extinguishment of debt of $10.1 million, $0.7 million in non-cash interest expense, non-cash lease expense of $1.0 million, stock option and warrant-based compensation expense of $0.4 million, and amortization of debt discount and debt issuance costs of $0.9 million, partially offset by a $8.2 million change in fair value of warrant liabilities.

For the three months ended March 31, 2019, the net loss was partially offset by $2.4 million in adjustments for non-cash items and further reduced by $2.3 million of cash used for changes in working capital. Non-cash items primarily consisted of $1.2 million in depreciation and amortization, non-cash lease expense of $0.7 million, stock option and warrant-based compensation expense of $0.1 million, and amortization of debt discount and debt issuance costs of $0.3 million.

Investing Activities. Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2020, and net cash provided by investing activities was $1.0 million for the three months ended March 31, 2019. The net cash used in investing activities during the three months ended March 31, 2020 is related to purchases of fixed assets. The net cash provided by investing activities during the three months ended March 31, 2019 is primarily related to the $3.7 million of cash assumed in the acquisition of businesses exceeding the $2.5 million of cash paid for the acquisition of businesses.

Financing Activities. Net cash provided by financing activities was $16.0 million and $6.8 million for the three months ended March 31, 2020 and 2019, respectively. The cash provided by financing activities during the three months ended March 31, 2020 primarily consisted of $6.3 million in net advances from factoring receivables, proceeds of $6.2 million from the issuance of debt, and $6.2 million in proceeds from the sale of common stock, preferred stock and warrants, partially offset by $1.8 million in payments of debt principal, and $0.6 million in payments on finance lease liabilities. The cash provided by financing activities during the six months ended June 30, 2019 primarily consisted of $6.4 million in net advances from factoring receivables and proceeds of $5.3 million from the issuance of debt, partially offset by $4.7 million in payments of debt principal.

Sources of Liquidity

Our primary historical and future sources of liquidity are cash on hand ($3.3 million at March 31, 2020), the incurrence of additional indebtedness, the sale of the Company’s common stock or preferred stock, and advances under our accounts receivable factoring arrangements. However, there can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or the sale of the Company’s common stock or preferred stock.

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

Going Concern

As of March 31, 2020, the Company had a cash balance of $3.3 million, a working capital deficit of $93.0 million, stockholders’ deficit of $34.2 million, and material debt and lease obligations of $119.2 million, which include term loan borrowings under a financing agreement with Antara Capital. During the three months ended March 31, 2020 the Company reported cash used in operating activities of $15.9 million and reported a net loss of $13.7 million.

The following significant transactions and events affecting the Company’s liquidity occurred during the three months ended March 31, 2020:

•
During the first quarter of 2020, the Company entered into Forbearance Agreements and Incremental Amendments to the Financing Agreement with Antara Capital and obtained an additional $6.3 million in term loan commitments and the lenders agreed to forbear from exercising certain rights, remedies, powers, privileges, and defenses under the Financing Agreement during the forbearance period. These incremental borrowings were subject to the same terms as the Company’s existing term loan commitments with Antara Capital. During the fourth quarter of 2020, in connection with the Ritter Companies' borrowing under the Main Street Priority Loan Program (as subsequently described), the forbearance period related to the remaining Antara debt was terminated and all existing defaults and events of defaults were waived, and the maturity date of the remaining outstanding term loan balance under the Antara Financing Agreement was extended from September 16, 2022 to the earlier of the date that is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan or the date that is ninety-one days after the date the Main Street Loan is paid in full.
•
During the first quarter of 2020, the Company sold a total of 1,260,000 shares of its common stock and 1,000,000 shares of its Series B preferred stock to related parties for aggregate gross proceeds of $6.2 million pursuant to the terms of subscription agreements.

The following significant transactions and events affecting the Company’s liquidity occurred following the three months ended March 31, 2020:

•
During the second quarter of 2020, the Ritter Companies obtained a loan in the amount of $10.0 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company used the entire loan amount for qualifying expenses, and the entire amount borrowed under the loan, including accrued interest, was forgiven by the United States Small Business Administration (“SBA”) in July 2021, which will be recognized as a gain on extinguishment of the PPP loan in the Company's 2021 financial statements.
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
•
During the first quarter of 2021, the Company used the proceeds from its borrowings under the Main Street Priority Loan Program to pay down the aggregate principal amount due to Antara, including capitalized interest, from $31.7 million to $16.7 million.
•
During the first quarter of 2021, the Company entered into agreements with the USPS to settle claims submitted by the Company seeking additional compensation for transportation services provided under certain Dynamic Route Optimization (“DRO”) contracts. The Company received a total of $28.4 million related to these claims and also renegotiated the contractual rates per mile for some of its DRO contracts on a prospective basis.
•
During the first quarter of 2021, the Company entered into an agreement with its factoring lender (“Triumph”) related to the application of $17.5 million and $7.1 million of proceeds received from the USPS in February and January of 2021, respectively, arising out of the settlement agreements described above. Pursuant to the agreement, the parties acknowledged that Triumph previously applied approximately $1.6 of the $7.1 million of proceeds received in January 2021 plus approximately $0.6 million of funds held in reserve against a balance of $3.0 million for advances that Triumph made to the Company in September 2020 (the “Gross Purchase Advance Facility”) and agreed that Triumph would remit $11.0 million of net proceeds to the Company and that Triumph would retain approximately $6.9 million of net proceeds and apply that amount to reduce the outstanding principal amount of the Company’s factoring advances. The parties further agreed that the Company will repay the remaining balance of approximately $6.9 million due under the factoring arrangement in 48 equal monthly installments beginning January 1, 2022 and that Triumph would apply funds held in reserve against the approximately $0.8 million remaining balance of the Gross Purchase Advance Facility. The parties also agreed to work together to wind down their factoring relationship, including waiver of any applicable termination fees.

•
During the first and second quarters of 2021, the Company entered into agreements with certain noteholders to purchase promissory notes previously issued by the Company in the principal amount of $0.6 million by paying $0.1 million in cash and issuing warrants to purchase an aggregate of up to 231,453 shares of the Company’s common stock at a price of $0.01 per share.

While these transactions and events resulted in an overall increase in the Company’s cash balance as of December 31, 2021, an overall reduction in the Company’s working capital deficit as of December 31, 2021, and an overall extension of the maturity dates for the Company’s debt obligations, the Company continues to have a working capital deficit and stockholders’ deficit as of December 31, 2021 and (after excluding the impacts of the USPS settlement agreements and the forgiveness of the PPP loan discussed above) continues to incur net losses during 2021. As a result of these circumstances, the Company believes its existing cash, together with any positive cash flows from operations, may not be sufficient to support working capital and capital expenditure requirements for the next 12 months, and the Company may be required to seek additional financing from outside sources.

In evaluating the Company’s ability to continue as a going concern and its potential need to seek additional financing from outside sources, management also considered the following conditions:

•
The counterparty to the Company’s accounts receivable factoring arrangement is not obligated to purchase the Company’s accounts receivable or make advances to the Company under such arrangement;
•
The Company is currently in default on certain of its debt obligations (Refer to Note 7, Debt, for further discussion); and
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
•
Purchases of trucks and trailers to reduce purchased transportation and rental vehicles; and
•
Replacement of older trucks with newer trucks to lower the overall cost of ownership and improve cash flow through reduced maintenance and fuel costs.

Notwithstanding management’s plans, there can be no assurance that the Company will be successful in its efforts to address its current liquidity and capital resource constraints. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result if the Company is unable to continue as a going concern.

Refer to Notes 6 and 7 to the unaudited condensed consolidated financial statements for further information regarding the Company’s debt and factoring obligations. Refer to Note 13 to the consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to March 31, 2020.

Off-Balance Sheet Arrangements

Refer to Note 11, Commitments and Contingencies – Captive Insurance.

Critical Accounting Policies

Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Standards

See Note 1 to the unaudited condensed consolidated financial statements, included in Part 1, Item 1 of this Quarterly Report, incorporated by reference herein.

Seasonality

Discussion regarding the impact of seasonality on our business is included in Note 1 to the unaudited condensed consolidated financial statements, included in Part 1, Item 1 of this Quarterly Report, incorporated by reference herein.

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

In accordance with Exchange Act rules 13a-15 and 15d-15, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2020, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures” including limitations in management’s evaluation of internal controls as a result of insufficient documentation of internal controls under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Based on the Company’s evaluation, it identified material weaknesses in internal control over financial reporting described below, and management concluded that our internal control over financial reporting was not effective as described below. The Company also took steps seeking to mitigate and remediate these material weaknesses as described under “Management’s Remediation Plan and Status of Remediation Efforts” below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses were:

•
The Company had not fully implemented the necessary internal controls under the COSO (2013 Framework) to design, test and evaluate the operating effectiveness of its internal control over financial reporting;
•
The Company’s management and board of directors had insufficient oversight of the design and operating effectiveness of the Company’s disclosure controls and internal control over financial reporting including the appropriate segregation of duties and effective controls over certain information technology general controls (“ITGCs”) for IT systems that are relevant to the preparation of the financial statements;
•
The Company had insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements;
•
The Company failed to maintain effective controls over the period-end financial reporting process, including controls with respect to identification of unrecorded liabilities; revenue reconciliations to ensure appropriate revenue recognition; accounting for leasing transactions; payroll reconciliations; preparation and disclosure of provision for income taxes; and account-level reconciliations in the general ledger, resulting in numerous adjusting entries identified by the Company and identified through audit procedures;
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

Management’s Remediation Plan

In light of the control deficiencies identified at March 31, 2020, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and plan to implement the specific remediation initiatives described below:

•
We have designed and implemented more robust corporate governance including: (1) direct oversight of our internal controls by the audit committee of our board of directors; (2) review of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by our audit committee prior to filing with the SEC; and (3) communication of our Code of Business Conduct and Ethics to our employees and consultants.
•
We have implemented procedures designed to ensure timely review of the consolidated financial statements, notes to our consolidated financial statements, and our Annual and Quarterly Reports on Forms 10-K and 10-Q by our chief executive officer, chief financial officer, our board of directors, and our audit committee, prior to filing with the SEC.
•
We intend to develop and implement enhanced internal control review procedures and documentation standards aligned with the COSO 2013 Framework.
•
We have designed and are in the process of implementing a formalized financial reporting process that includes balance sheet and other reconciliations, properly prepared, supported and reviewed journal entries, properly segregated duties, and properly completed and approved close checklist and calendar.
•
We have purchased, designed and implemented a new technology platform (Netsuite) to support the formalized financial reporting process described above.
•
We have hired additional experienced individuals to prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP.
•
We have relied and will continue to rely upon outside professionals to assist with our external reporting requirements to ensure timely filing of our required reports with the SEC.
•
We have initiated efforts to ensure our employees understand the continued importance of internal controls and compliance with corporate policies and procedures. We have implemented a reporting and certification process for management involved in the performance of internal controls and the preparation of the Company’s consolidated financial statements. This certification process will be conducted quarterly and managed by our internal audit consultant.

While the Company believes the steps taken to date and those planned for implementation will improve the effectiveness of its internal control over financial reporting, it has not completed all remediation efforts identified above. Accordingly, the Company has and will continue to perform additional procedures and employ additional tools and resources it determines necessary to ensure that its consolidated financial statements are fairly stated in all material respects.

The Company has engaged third party advisors to undertake, under management’s supervision, a comprehensive examination and analysis of the facts and circumstances giving rise to the material weaknesses as they relate to control activities. The Company will make further changes and improve its internal control over financial reporting following management’s review and development of the complete remediation plan that is responsive to the findings of the examination.

The Company believes the remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified. Management will continue to monitor the effectiveness of these remediation measures and will make changes and take other actions that are appropriate given the circumstances.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we intend to file promptly following the filing of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index immediately following the signature page to this report, which is incorporated herein by reference.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended MARCH 31, 2020

Exhibit	Description
3.1	Certificate of Designation of Rights and Preferences of Series B Preferred Stock of EVO Transportation & Energy Services, Inc. (1)

4.1

Forbearance Agreement and Incremental Amendment to Financing Agreement, dated February 27, 2020, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (2)

4.2

Amendment to Forbearance Agreement and Second Incremental Amendment to Financing Agreement, dated March 24, 2020, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (1)

10.1	Warrant, dated February 27, 2020, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (2)

10.2	Form of Subscription Agreement, dated February 27, 2020 (2)

10.3	Redemption Agreement, dated March 24, 2020, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (1)

10.4	Redemption Agreement, dated March 24, 2020, between EVO Transportation & Energy Services, Inc. and R. Scott Wheeler (1)

10.5	Subscription Agreement, dated March 24, 2020, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (1)

10.6	Waiver and Warrant Agreement, dated March 26, 2020, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (1)

10.7	Waiver and Agreement to Issue Warrant, dated March 31, 2020, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (3)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

(1)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 30, 2020 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 4, 2020 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 7, 2020 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: January 31, 2022	By:	/s/ Thomas J. Abood
Thomas J. Abood
Chief Executive Officer
Principal Executive Officer

Date: January 31, 2022	By:	/s/ Eugene Putnam
Eugene Putnam
Chief Financial Officer
Principal Financial Officer