Form 10-Q
period 2020-09-30
EVO Transportation & Energy Services, Inc.
filed 2022-02-01
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Explanatory Note

We have been delayed in filing this Quarterly Report on Form 10-Q (this “Q3 2020 Quarterly Report”). Immediately following the filing of this Q3 2020 Quarterly Report, we expect to file our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”). Unless otherwise noted, the disclosures in this Q3 2020 Quarterly Report speak as of September 30, 2020 and for the three-month and nine-month periods then ended.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

i

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2020	December 31, 2019
($ in thousands, except per share data)
Assets
Current assets
Cash	$7,278	$3,274
Accounts receivable - trade, net	16,331	11,683
Alternative fuels tax credit receivable	983	2,442
Due from related party	70	—
Prepaids and other current assets	3,521	2,765
Total current assets	28,183	20,164
Non-current assets
Property and equipment, net	34,200	41,731
Goodwill	23,837	23,837
Intangible assets, net	5,326	6,045
Operating lease right-of-use assets, net	11,547	13,749
Finance lease right-of-use assets, net	23,340	3,436
Assets held for sale	—	450
Deposits and other long-term assets	3,861	2,326
Total non-current assets	102,111	91,574
Total assets	$130,294	$111,738
Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$9,214	$16,262
Accrued expenses and other current liabilities	16,414	12,880
Accrued interest - related party	2,326	1,482
Embedded derivative liability	360	1,021
Warrant liabilities	5,565	—
Advances under factoring arrangements	29,395	18,046
Current portion of long-term debt	11,371	5,681
Current portion of long-term debt - related party	49,622	25,656
Operating lease liabilities, current portion	3,816	4,161
Finance lease liabilities, current portion	3,470	1,196
Total current liabilities	131,553	86,385
Non-current liabilities
Long-term debt, less current portion	12,066	12,109
Long-term debt, less current portion - related party	3,239	12,012
Operating lease liabilities, less current portion	7,570	9,374
Finance lease liabilities, less current portion	20,751	2,615
Deferred tax liability	120	375
Total non-current liabilities	43,746	36,485
Total liabilities	175,299	122,870
Commitments and contingencies (Note 11)
Temporary Equity
Series A Redeemable Convertible Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding, includes accrued and undeclared dividends $89 (September 30, 2020) and $41 (December 31, 2019) liquidation preference $389 (September 30, 2020) and $341 (December 31, 2019)	389	341
Series B Redeemable Convertible Preferred stock, $0.0001 par value; 3,075,000 shares authorized, 2,050,000 shares issued and outstanding, includes accrued and undeclared dividends $319 (September 30, 2020) and $0 (December 31, 2019) liquidation preference $6,470 (September 30, 2020) and $0 (December 31, 2019)	6,470	—
Redeemable common stock, at redemption value; 2,240,000 (September 30, 2020 and December 31, 2019)	1,200	1,200
Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,972,815 (September 30, 2020) and 12,093,834 (December 31, 2019) shares issued and outstanding	2	1
Common stock subscribed and not yet issued $0 (September 30, 2020) and 8,664 (December 31, 2019)	—	12
Common stock issuable	3,474	3,474
Additional paid-in capital	30,876	38,611
Accumulated deficit	(87,416)	(54,771)
Total stockholders’ deficit	(53,064)	(12,673)
Total liabilities, temporary equity, and stockholders’ deficit	$130,294	$111,738

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2020	2019	2020	2019
Revenue
Trucking	$52,133	$47,159	$159,258	$111,375
CNG	256	97	808	708
Total revenue	52,389	47,256	160,066	112,083
Operating expenses
Payroll, benefits and related	25,404	26,362	78,135	55,632
Purchased transportation	7,546	4,559	23,023	18,702
Fuel	5,023	5,240	16,948	13,932
Equipment rent	2,086	3,846	7,743	10,058
Maintenance and supplies	2,263	3,613	7,753	8,312
General and administrative	4,858	4,645	14,086	8,740
Operating supplies and expenses	3,705	2,866	11,722	6,394
Depreciation and amortization	3,816	2,036	10,931	4,794
Insurance and claims	2,077	2,193	7,617	4,804
Change in fair value of contingent consideration	—	—	296	—
CNG expenses	95	(243)	386	565
Total operating expenses	56,873	55,117	178,640	131,933
Operating loss	(4,484)	(7,861)	(18,574)	(19,850)
Other income (expense)
Interest expense	(3,083)	(2,172)	(10,148)	(4,639)
Change in fair value of embedded derivative liability	815	—	661	—
Realized and unrealized gains on derivative liability, net	—	—	—	11
Change in fair value of warrant liability	(1,726)	—	5,534	—
Gain on conversion of accounts payable - related party	—	173	—	173
Loss on extinguishment of debt	46	—	(10,010)	—
Other miscellaneous income	34	79	34	79
Total other expense	(3,914)	(1,920)	(13,929)	(4,376)
Loss before income taxes	(8,398)	(9,781)	(32,503)	(24,226)
(Provision) benefit for income taxes	(37)	5,565	(142)	5,565
Net loss	$(8,435)	$(4,216)	$(32,645)	$(18,661)
Accrued and undeclared preferred stock dividends in arrears	164	9	368	18
Issuance of warrants as deemed dividend - related party	—	—	455	—
Net loss available to common stockholders	$(8,599)	$(4,225)	$(33,468)	$(18,679)
Basic and diluted weighted average common shares outstanding	20,270,915	12,732,285	19,906,638	8,578,215
Basic and diluted net loss per common share	$(0.42)	$(0.33)	$(1.68)	$(2.18)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Nine Months Ended September 30, 2020

	Common Stock		Common Stock Subscribed		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands)	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2019	14,333,834	$1	8,664	$12	$3,474	$38,611	$(54,771)	$(12,673)
Reclassification of warrants from equity classified to liability classified	—	—	—	—	—	(7,648)	—	(7,648)
Common stock issued for accrued interest	8,664	—	(8,664)	(12)	—	12	—	—
Issuance of common stock for cash - related party	1,260,000	—	—	—	—	3,150	—	3,150
Redemption of common stock for Series B redeemable preferred stock - related party	(1,260,000)	—	—	—	—	(3,150)	—	(3,150)
Issuance of warrants as deemed dividend - related party	—	—	—	—	—	(455)	—	(455)
Stock-based compensation expense	—	—	—	—	—	368	—	368
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(30)	—	(30)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—		(13,702)	(13,702)
Balance - March 31, 2020	14,342,498	1	—	—	3,474	30,846	(68,473)	(34,152)
Stock-based compensation expense	—	—	—	—	—	31	—	31
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	—		(10,508)	(10,508)
Balance - June 30, 2020	14,342,498	1	—	—	3,474	30,715	(78,981)	(44,791)
Common stock issued for Finkle contingent consideration liability	870,317	1	—	—	—	296	—	297
Stock-based compensation expense	—	—	—	—	—	28	—	28
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	—	(8,435)	(8,435)
Balance - September 30, 2020	15,212,815	$2	—	$—	3,474	$30,876	$(87,416)	$(53,064)

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

See notes to unaudited condensed consolidated financial statements

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
($ in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(32,645)	$(18,661)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,931	4,794
Non-cash lease expense	3,042	2,145
Loss on sale of assets	206	191
Amortization of debt discount and debt issuance costs	1,819	847
Deferred income taxes	(255)	(5,610)
Stock option and warrant-based compensation	428	1,129
Non-cash interest expense	2,758	2,219
Change in fair value of embedded derivative liability	(661)	—
Bad debt expense	57	—
Change in fair value of warrant liabilities	(5,534)	—
Change in fair value of contingent consideration	296	—
Loss on extinguishment of debt	10,010	—
Realized gain on derivative liability	—	(11)
Gain on conversion of accounts payable to common stock	—	(186)
Common stock issued for services - related party	—	25
Common stock issued for interest	—	14
Changes in assets and liabilities
Accounts receivable - trade	(4,705)	702
Accounts receivable - related party	—	41
Alternative fuels tax credit receivable	1,460	(1,178)
Due from related party	—	(145)
Other assets	(2,303)	(3,258)
Accounts payable	(7,048)	(1,008)
Accounts payable - related party	—	(45)
Accrued expenses and other current liabilities	3,534	(240)
Accrued interest - related party	844	482
Operating lease liabilities	(3,253)	(2,399)
Net cash used in operating activities	(21,019)	(20,152)
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(19,482)
Purchases of equipment	(61)	(1,736)
Proceeds from sale of assets	430	192
Net cash provided by (used in) investing activities	369	(21,026)
Cash flows from financing activities
Proceeds from sale of common stock, preferred stock and warrants	6,150	11,400
Proceeds from issuance of debt	10,000	26,768
Payments of principal on debt	(4,430)	(8,336)
Proceeds from sale-leaseback	—	1,889
Proceeds from issuance of debt - related party	6,150	400
Payments of principal on debt - related party	(266)	(362)
Payments on fuel advance	—	(38)
Advances from factoring arrangements	132,294	114,101
Payments on factoring arrangements	(122,461)	(102,641)
Debt issuance costs	(296)	(678)
Payments on finance lease liability	(2,487)	(664)
Payments on related party advances	—	(324)
Net cash provided by financing activities	24,654	41,515
Net increase in cash	4,004	337
Cash - beginning of period	3,274	1,630
Cash - end of period	$7,278	$1,967

Supplemental disclosure of cash flow information:
Income tax paid	$1	$7
Interest paid	$3,046	$3,271

Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$18,490	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$3,379	$—
Held-for-sale assets sold for noncash consideration	$450	$—
Fair value of common stock and redeemable common stock issued for acquisitions	$—	$8,553
Debt issued to sellers for acquisitions	$—	$6,430
Common stock for settlement of accounts payable - related party	$—	$120
Common stock for settlement of accounts payable	$—	$10
Fair value of warrants and common stock issued in connection with financing arrangements	$—	$7,775

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

Going Concern

As of September 30, 2020, the Company had a cash balance of $7.3 million, a working capital deficit of $103.4 million, stockholders’ deficit of $53.1 million, and material debt and lease obligations of $141.3 million, which include term loan borrowings under a financing agreement with Antara Capital. During the nine months ended September 30, 2020, the Company reported cash used in operating activities of $21.0 million and a net loss of $32.6 million.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following significant transactions and events affecting the Company’s liquidity occurred during the nine months ended September 30, 2020:

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

The following significant transactions and events affecting the Company’s liquidity occurred following the nine months ended September 30, 2020:

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

Refer to Notes 6 and 7 to the unaudited condensed consolidated financial statements for further information regarding the Company’s debt and factoring obligations. Refer to Note 13 to the consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to September 30, 2020.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s December 31, 2019 Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

	Three and Nine Months Ended September 30, 2020	Three and Nine Months Ended September 30, 2019
Stock options	9,354,250	6,319,250
Warrants	20,031,255	9,881,255
Common stock to be issued upon conversion of Secured convertible promissory notes	1,712,690	1,673,516
Common stock to be issued upon conversion of Redeemable Series A Preferred stock	129,622	111,748
Common stock to be issued upon conversion of Redeemable Series B Preferred stock	2,156,712	—
Common stock to be issued upon conversion of Convertible promissory notes - related parties	7,385,000	7,280,000
Common stock and warrant to be issued for purchase of fixed assets	2,348,000	—
Total	43,117,529	25,265,769

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Revenue Recognition

In accordance with ASC 606-10-50, the Company disaggregates Trucking revenue from contracts with its customers between USPS revenue and Freight revenue as follows:

($ in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
USPS revenue	$45,607	$42,037	$139,148	$100,148
Freight revenue	6,224	5,028	18,784	11,133
Other revenue	302	94	1,326	94
Total Trucking revenue	$52,133	$47,159	$159,258	$111,375

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

($ in thousands, except per share data)	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2019	2019
Revenue	$51,929	$146,842
Net loss	$(12,951)	$(23,718)
Net loss available to common stockholders	$(12,960)	$(23,736)
Basic and diluted weighted-average common stock outstanding	15,005,617	11,901,637
Basic and diluted loss per common stock	$(0.86)	$(1.99)

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

Divestiture

On January 13, 2020, the Company entered into and consummated a definitive agreement to sell substantially all of the assets of its Truckserv maintenance operations, representing those assets related to third party maintenance services provided to operators of commercial vehicles, for a purchase price of $0.45 million. The purchase price is receivable as follows: (i) $10,000 per month, for fifteen months, payable by application against the interest otherwise payable under the JB Lease Note and (ii) $0.3 million applied as partial payment of the outstanding principal balance of the JB Lease Note, which payment was effective on the closing date. The related assets have been presented as held for sale on the consolidated balance sheet as of December 31, 2019. No material gain or loss was recognized during the three and nine months ended September 30, 2020 and 2019. This divestiture is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it is not reported as a discontinued operation.

Note 3 - Balance Sheet Disclosures

Goodwill consists of the following:

($ in thousands)	September 30, 2020	December 31, 2019
Beginning balance	$23,837	$2,887
Acquisitions	—	22,020
Reclassified to Assets held for sale	—	(149)
Reduction of goodwill	—	(1,018)
Acquisition measurement period adjustment	—	97
	$23,837	$23,837

All of the Company’s goodwill is included in its Trucking segment.

Intangible assets consist of the following:

	September 30, 2020			December 31, 2019
($ in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$4,604	$(1,346)	$3,258	$4,604	$(898)	$3,706
Trade names	2,416	(571)	1,845	2,416	(348)	2,068
Non-competition agreements	325	(102)	223	325	(54)	271
	$7,345	$(2,019)	$5,326	$7,345	$(1,300)	$6,045

Amortization expense for the nine months ended September 30, 2020 and 2019, was $0.7 million and $0.6 million, respectively. Amortization expense for the three months ended September 30, 2020 and 2019, was $0.2 million and $0.2 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 8.5 years as of September 30, 2020, of which the weighted-average remaining useful life for the customer relationships was 8.4 years, for the trade names was 9.1 years, and for the non-competition agreements was 3.5 years.

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

	For the Nine Months Ended September 30, 2020
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$159,258	$808	$—	$160,066
Operating expenses, excluding depreciation and amortization	$(158,414)	$(744)	$(8,551)	$(167,709)
Depreciation and amortization	$(10,752)	$(175)	$(4)	$(10,931)
Operating loss	$(9,908)	$(111)	$(8,555)	$(18,574)

	For the Three Months Ended September 30, 2020
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$52,133	$256	$—	$52,389
Operating expenses, excluding depreciation and amortization	$(49,828)	$(252)	$(2,977)	$(53,057)
Depreciation and amortization	$(3,758)	$(56)	$(2)	$(3,816)
Operating loss	$(1,453)	$(52)	$(2,979)	$(4,484)

	For the Nine Months Ended September 30, 2019
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$111,375	$708	$—	$112,083
Operating expenses, excluding depreciation and amortization	$(120,800)	$(745)	$(5,594)	$(127,139)
Depreciation and amortization	$(4,260)	$(377)	$(157)	$(4,794)
Operating loss	$(13,685)	$(414)	$(5,751)	$(19,850)

	For the Three Months Ended September 30, 2019
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$47,159	$97	$—	$47,256
Operating expenses, excluding depreciation and amortization	$(50,449)	$205	$(2,837)	$(53,081)
Depreciation and amortization	$(1,785)	$(113)	$(138)	$(2,036)
Operating loss	$(5,075)	$189	$(2,975)	$(7,861)

For the nine months ended September 30, 2020 and 2019, the revenue from one customer accounted for approximately 87% and 89%, respectively, of total consolidated revenue.

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

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by one of the Company’s officers. Under the agreement, the Company pays a monthly fee for this technology based on the number of

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

devices installed across the Company’s fleet. During the three and nine months ended September 30, 2020, the Company recognized expense of approximately $0.3 million and $0.8 million related to this software technology, respectively, and the amount included in accounts payable as of September 30, 2020 was $0. During the three and nine months ended September 30, 2019, the Company recognized expense of approximately $0.1 million and $0.3 million related to this software technology, respectively, and the amount included in accounts payable as of September 30, 2019 was $0.1 million.

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

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $2.3 million and $1.5 million as of September 30, 2020, and December 31, 2019, respectively.

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

For long-term contracts with credit worthy customers, the Factor may advance, at their discretion, unearned future contract amounts. Unearned advances are secured by all factored and non-factored long-term contract cash receipts, which are remitted directly to the Factor by the customer. Earned and unearned components included in Advances from factoring arrangement are as follows:

($ in thousands)	September 30, 2020	December 31, 2019
Purchased accounts receivable	$9,574	$7,680
Unearned future contract advances	19,821	10,366
Total	$29,395	$18,046

The Factor may require, at their discretion at any time, the Company to repay unearned future contract advances or purchased accounts receivable that have not been paid by the customer. Financing costs are primarily comprised of an interest rate of Prime (subject to a 4% floor) plus 2.0% (resulting in rates of 6% and 6.75% as of September 30, 2020 and December 31, 2019, respectively). There is also a factor fee of 0.25% of the face amount of the invoice factored and an associated penalty increase for purchased accounts that remain unpaid for 31 days. Total interest and financing fees for factored receivables for the three and nine months ended September 30, 2020 were $0.4 million and $1.5 million, respectively. Total interest and financing fees for factored receivables for the three and nine months ended September 30, 2019 were $0.7 million and $1.2 million, respectively. The fees are included in interest expense in the condensed consolidated statements of operations.

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

Waiver and Agreement to Issue Warrant

Effective March 31, 2020, the Company entered into a Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent, which modified a certain affirmative covenant and waived another affirmative covenant in the Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share as an incentive. The Company accounted for this issuance to Antara as an extinguishment of the existing debt and the execution of a new debt instrument. The Company recorded a $10.1 million loss on extinguishment of debt related to unamortized debt discount and debt issuance costs, which was recorded within loss on extinguishment of debt in the consolidated statement of operations for the nine months ended September 30, 2020.

The Company classified the $32.5 million unpaid principal balance, which includes $1.7 million of capitalized interest, as a current liability as of September 30, 2020 due to the occurrence of one or more covenant violations, including violation of the EBITDA-based financial covenant. The Company also classified the $25.4 million unpaid principal balance, which includes $0.9 million of capitalized interest, as a current liability as of December 31, 2019 due to the existence of one or more covenant violations.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Debt (with unrelated parties) consists of:

($ in thousands)	September 30, 2020		December 31, 2019
(a) PPP Loan	$10,000		$—
(b) $1.3 million note payable	719		814
(c) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	1,074	(1)	1,005
(d) $0.3 million note payable	168		225
(e) Three equipment notes payable	—		24
(f) Thunder Ridge supplier advance	881		890
(g) Various notes payable acquired from JB Lease	2,178		3,575
(h) $0.8 million note payable	548		673
(i) $0.3 million note payable	130		224
(j) $3.8 million note payable	2,750		3,203
(k) Equipment notes payable acquired from Sheehy	—		614
(l) Notes payable acquired from Sheehy	573		787
(m) Notes payable to two financing companies	1,177		1,400
(n) Finkle equipment notes	3,239		4,450
Total before debt issuance costs and debt discount	23,437		17,884
Debt issuance costs	—		(38)
Debt discount	—		(56)
	23,437		17,790
Less current portion	(11,371)		(5,681)
Long-term debt, less current portion	$12,066		$12,109

(1) Classified as a current liability as of September 30, 2020 due to the existence of one or more covenant violations.

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

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company is required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. During the nine months ended September 30, 2020, the Company incurred $0.4 million and paid $0.1 million in liquidated damages to noteholders.

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

As of September 30, 2020 and December 31, 2019, the unamortized debt discount was $0 and $0.2 million, respectively, and the unamortized debt issuance costs were $0 and $0.2 million, respectively. During the nine months ended September 30, 2020 $0.3 million was added to the principal balance. The Company classified the $1.1 million unpaid principal balance, in addition to the $3.2 million portion of the Secured Convertible Notes held by a related party, as a current liability as of September 30, 2020 due to the existence of one or more covenant violations.

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

(l)
Notes payable acquired from Sheehy

The notes payable acquired from Sheehy are payable to a bank with interest rates of 4.35% to 4.375% per annum. The notes payable mature between September 2020 and December 2021 and are collateralized by substantially all of the Sheehy assets. During September 2020, the Company sold certain assets that are collateral for the notes payable to a third party for aggregate proceeds of $0.7 million, used such proceeds to extinguish the notes payable, and entered into a lease agreement with the third party under which the Company agreed to lease back the assets. Because the lease back is classified as a finance lease, the Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transaction as a failed sale-leaseback whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor. No gain or loss was recognized on these transactions.

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

Debt (with related parties) consists of:

($ in thousands)	September 30, 2020		December 31, 2019
(a) Antara Financing Agreement	$32,471	(1)	$25,377
(b) Four promissory notes with an aggregate principal amount of $9.5 million	9,500		9,500
(c) $3.8 million senior promissory note	3,800	(2)	3,800
(d) $4.0 million promissory note	4,000	(2)	4,000
(e) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	3,207	(2)	3,000
(f) $2.5 million promissory note - stockholder	1,812	(2)	1,972
(g) $6.4 million promissory note - stockholder	6,111	(2)	6,417
(h) Notes payable acquired from Ritter	452		487
Total before debt issuance costs and debt discount	61,353		54,553
Debt issuance costs	(37)		(615)
Debt discount	(8,455)		(16,270)
	52,861		37,668
Less current portion	(49,622)		(25,656)
Long-term debt, less current portion - related party	$3,239		$12,012

(1) Classified as a current liability as of September 30, 2020 due to due to the existence of one or more covenant violations, including violation of the EBITDA-based financial covenant.

(2) Classified as a current liability as of September 30, 2020 due to the existence of one or more covenant violations not based on financial metrics.

(a)
Antara Financing Agreement

The $32.5 million of Term Loans bear interest at 12% per annum and have a maturity date of September 16, 2022. Until December 31, 2019, interest on the term loan was paid in kind and capitalized as additional principal, and the Company had the option to pay interest on the capitalized interest in cash or in kind. After December 31, 2019, monthly interest payments are due in cash. All outstanding principal and interest is due on the maturity date.

As of September 30, 2020, the unamortized debt discount was $1.5 million and the unamortized debt issuance costs were less than $0.1 million. As of December 31, 2019, the unamortized debt discount was $8.6 million and the unamortized debt issuance costs were $0.5 million.

(b)
Four promissory notes with an aggregate principal amount of $9.5 million

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The four promissory notes were issued to the former EAF members with interest at 1.5%, issued February 1, 2017, and mature February 1, 2026. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. These promissory notes are convertible into 7,000,000 shares of the Company's common stock. As of September 30, 2020 and December 31, 2019, the unamortized debt discount was $6.7 million and $7.1 million, respectively.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the subordinated promissory note and the promissory note described below, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.2 million. As of September 30, 2020 and December 31, 2019, the remaining unamortized debt discount was $0.2 million and $0.2 million, respectively.

The Company classified the $3.8 million unpaid principal balance as a current liability as of September 30, 2020 due to the existence of one or more covenant violations not based on financial metrics.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the promissory note and the senior promissory note described above, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.3 million. As of September 30, 2020 and December 31, 2019, the remaining unamortized debt discount was $0.2 million and $0.2 million, respectively.

The Company classified the $4.0 million unpaid principal balance as a current liability as of September 30, 2020 due to the existence of one or more covenant violations not based on financial metrics.

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

The Company classified the $1.8 million unpaid principal balance as a current liability as of September 30, 2020 due to the existence of one or more covenant violations not based on financial metrics.

(g)
$6.4 million promissory note – stockholder

The $6.4 million promissory note was issued February 2, 2019 to a stockholder, with interest at 9% per annum and an original maturity date of August 31, 2020. The note is collateralized by all of the assets of Ursa and JB Lease. Principal and interest payments commenced June 1, 2019, with a final payment of $6.4 million due at maturity. On August 30, 2019, the note was extended to November 2022. The Company classified the $6.1 million unpaid principal balance as a current liability as of September 30, 2020 due to the existence of one or more covenant violations not based on financial metrics.

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

Common Stock Subscribed

During the nine months ended September 30, 2019, the Company agreed to issue 4,560,000 shares of common stock pursuant to the sale of the 2019 Units, 2,440,982 shares of common stock for the Ritter acquisition, and 89,600 shares of common stock as an advisory fee to a third-party financial advisor in connection with the Financing Agreement. All of these shares were subsequently issued during the fourth quarter of 2019.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

All of the aforementioned warrants are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The following table summarizes such warrants outstanding and exercisable as of September 30, 2020 and December 31, 2019. The warrants outstanding and exercisable as of December 31, 2019 were incorrectly accounted for as equity-classified awards in additional paid-in capital as of December 31, 2019. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies - Out of Period Adjustments, for further discussion.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2019
Outstanding	6,225,000	$0.42	5.5
Exercisable	6,225,000	$0.42	—
September 30, 2020
Outstanding	16,375,000	$1.71	7.7
Exercisable	16,375,000	$1.71	—

Prior to the issuance of the aforementioned liability-classified warrants, the Company issued warrants with different terms that are considered indexed to the Company's common stock and, therefore, are classified in additional paid-in capital and are not required to be measured at fair value at each reporting date. The following table summarizes such equity-classified warrants outstanding and exercisable as of September 30, 2020 and December 31, 2019.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2019
Outstanding	8,856,255	$2.91	8.5
Exercisable	8,189,589	$2.66	—
September 30, 2020
Outstanding	8,856,255	$2.91	7.6
Exercisable	8,522,922	$2.75	—

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

The following table provides a reconciliation for the opening and closing balances of both liabilities from September 16, 2019 to September 30, 2020:

($ in thousands)	Derivative	Warrants
Balance at September 16, 2019	$850	$—
Net change in fair value	171	—
Balance at December 31, 2019	1,021	—
Issuances	—	11,099	(1)
Net change in fair value	(661)	(5,534)	(2)
Balance at September 30, 2020	$360	$5,565

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

The Company’s obligations under its debt agreements are carried at amortized cost. The fair value of the Company’s obligations under its convertible notes and the Term Loans under the Antara Financing Agreement are considered Level 3 liabilities of the fair value hierarchy because fair value was estimated using significant unobservable inputs. The fair value of the Company’s other debt arrangements are considered Level 2 liabilities of the fair value hierarchy because fair value is estimated using inputs other than quoted prices that are observable for the liability such as interest rates and yield curves. The estimated fair value of the Company’s Term Loans under the Antara Financing Agreement was $22.9 million as of September 30, 2020, and its carrying value was $31.0 million as of September 30, 2020. The estimated fair value of the Company’s Term Loans under the Antara Financing Agreement was $16.9 million as of December 31, 2019, and its carrying value was $16.3 million as of December 31, 2019. The carrying value of the Company’s remaining debt obligations approximates fair value, and was $45.3 million and $39.2 million as of September 30, 2020, and December 31, 2019, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 – Leases

Related Party Leases

The Company has various lease obligations with related parties for trucks, office space and terminals expiring at various dates through January 2029. During the nine months ended September 30, 2020 and 2019 the Company incurred approximately $1.2 million and $1.1 million of related party lease costs, respectively. During the three months ended September 30, 2020 and 2019 the Company incurred approximately $0.4 million and $0.4 million of related party lease costs, respectively. At September 30, 2020 and December 31, 2019, the Company had the following balances recorded in the condensed consolidated balance sheets related to its lease arrangements with related parties:

($ in thousands)	Classification	September 30, 2020	December 31, 2019
Assets
Operating leases	Right-of-use-asset	$3,582	$4,390
Finance leases	Right-of-use-asset	432	497

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	1,089	1,005
Finance leases	Finance lease liabilities, current portion	75	70

Non-current:
Operating leases	Operating lease liabilities, less current portion	2,246	3,074
Finance leases	Finance lease liabilities, less current portion	394	451

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

During September 2019, the Company entered into another sale-leaseback transaction in which the Company sold $2.0 million of fixed assets in exchange for $1.9 million in proceeds, of which $0.9 million was used to pay down equipment debt associated with the fixed assets sold. A $0.1 million loss on the sale was recorded for the difference between the value received and the carrying value of the assets that were sold. The new lease terms call for monthly payments of $48,000 and a final payment of $0.1 million. The operating lease disclosures are inclusive of this transaction, which became effective during October 2019.

Note 11 - Commitments and Contingencies

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets at September 30, 2020 and December 31, 2019. No payments have been made to date.

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

Long-Term Take-or-Pay Natural Gas Supply Contracts

As of September 30, 2020 and December 31, 2019, the Company had commitments to purchase natural gas on a take-or-pay basis with three vendors. It is anticipated these are normal purchases that will be necessary for sales, and that any penalties for failing to meet minimum volume requirements will be immaterial. As of September 30, 2020 and December 31, 2019, the estimated remaining liability under the take-or-pay arrangements was approximately $0.7 million and $0.3 million, respectively.

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

Letter of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting an EAF CNG station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $70,565 minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $510,763, which amount may decrease annually during the term of the agreement and was equal to $306,458 as of September 30, 2020 and December 31, 2019.

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

2021 AIP and LTIP

On August 17, 2021, the Compensation Committee of the Board approved the EVO Transportation & Energy Services, Inc. 2021 Annual Incentive Plan (the “2021 AIP”), to provide the terms of annual bonus opportunities to be granted to the Company’s executive officers and other participating employees. The purposes of the 2021 AIP are to maintain a competitive level of total cash compensation and to align the interests of the Company’s executives and other employees with those of the Company’s shareholders and with the strategic objectives of the Company.

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

EVO has grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers. During the nine months ended September 30, 2020, we generated $139.1 million in revenues from the USPS. We have been actively integrating the acquisitions we have made under common leadership and technology and are now operating under a single umbrella brand.

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

Results from Operations

Three Months Ended September 30, 2020, as compared with the Three Months Ended September 30, 2019

Trucking Segment

Trucking revenue: The $5.0 million, or 10.6%, increase in Trucking revenue from the three months ended September 30, 2019 to the three months ended September 30, 2020 is primarily due to the acquisition of the Ritter Companies on September 16, 2019. As a result, the Ritter Companies were included in our results of operations for only 14 days during the three months ended September 30, 2019. The majority of Trucking revenue is derived from the USPS. The remainder of the revenue is derived from corporate freight hauling. The USPS contracts are typically four years in duration and are priced on a rate per mile basis which varies by contract. The USPS contracts also include a monthly fuel adjustment.

Payroll, benefits and related: Despite the $5.0 million, or 10.6%, increase in Trucking revenue from the three months ended September 30, 2019 to the three months ended September 30, 2020, payroll, benefits and related expenses decreased $1.0 million, or 3.6%, from the three months ended September 30, 2019 to the three months ended September 30, 2020 primarily due to the $3.0 million increase in purchased transportation expenses. Driver wages are fixed per contract with USPS and are eligible for renegotiation with USPS on a bi-annual basis. In addition to an hourly wage that is set by the Department of Labor, drivers also earn an incremental hourly rate for benefits.

Purchased transportation: The $3.0 million increase in purchased transportation expenses from the three months ended September 30, 2019 to the three months ended September 30, 2020 is primarily due to the $5.0 million, or 10.6% increase in Trucking revenue combined with the $1.0 million or 3.6% decrease in payroll, benefits and related expenses. Purchased transportation represents payments to subcontracted third-party companies. These contracts are negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to, labor, equipment, fuel and associated expenses.

Fuel: Despite the 10.6% increase in Trucking revenue from the three months ended September 30, 2019 to the three months ended September 30, 2020, fuel expense decreased 4.1%. This is due primarily to a decrease in the average DOE fuel price to $2.43 per gallon for the three months ended September 30, 2020 from $3.02 per gallon for the three months ended September 30, 2019. Fuel expense is comprised of diesel and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors.

Equipment rent: Despite the $5.0 million, or 10.6%, increase in Trucking revenue from the three months ended September 30, 2019 to the three months ended September 30, 2020, equipment rent expense decreased $1.8 million, or 45.8%. This is due primarily to a significant reduction in the use of short-term rental arrangements and increased use of equipment under long-term lease arrangements and company-owned assets. The Company rents and leases the majority of its trucks and trailers through a combination of short and long-term arrangements. Efforts are currently underway to rebalance the fleet towards having more company-owned assets, subject to financing availability.

Maintenance and Supplies: Despite the $5.0 million, or 10.6%, increase in Trucking revenue from the three months ended September 30, 2019 to the three months ended September 30, 2020, maintenance and supplies expense decreased $1.4 million, or 37.4%. This is due primarily to reduced maintenance spend on existing equipment in advance of the planned refreshing of our fleet with newer equipment. Maintenance and supplies expense primarily includes the costs to maintain the fleet.

Operating supplies and expenses: The $0.8 million, or 29.3%, increase in operating supplies and expenses from the three months ended September 30, 2019 to the three months ended September 30, 2020 is primarily due to the acquisition of the Ritter Companies on September 16, 2019. As a result, the Ritter Companies were included in our results of operations for only 14 days during the three months ended September 30, 2019. Operating and supplies expense includes all other direct costs in the Trucking segment.

Insurance and claims: Insurance and claims expense was $2.1 million during the three months ended September 30, 2020 and $2.2 million during the three months ended September 30, 2019. Insurance and claims is comprised of auto liability and physical damage and workers compensation expense related to the trucking segment of the business.

CNG Fueling Stations Segment

CNG revenue: Revenue for the CNG stations was $0.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively.

CNG operating expenses: CNG operating expense is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees.

EVO Consolidated

General and administrative: General and administrative expense was $4.9 million and $4.6 million for the three months ended September 30, 2020 and 2019, respectively. The increase in general and administrative expense is due primarily to the acquisition of the Ritter Companies on September 16, 2019. As a result, the Ritter Companies were included in our results of operations for only 14 days during the three months ended September 30, 2019.

Depreciation and amortization: Depreciation and amortization expense was $3.8 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively. The increase in depreciation and amortization expense is due primarily to the acquisition of the Ritter Companies on September 16, 2019. As a result, the Ritter Companies were included in our results of operations for only 14 days during the three months ended September 30, 2019.

Interest expense: Interest expense increased to $3.1 million for the three months ended September 30, 2020 from $2.2 million for the three months ended September 30, 2019. The increase in interest expense is due primarily to: (1) the incurrence of a full three months of interest expense during three months ended September 30, 2020 (versus a portion of the three months during three months ended September 30, 2019) on debt obligations used to finance the Company’s 2019 acquisitions, including the Antara Financing Agreement, as well as the debt obligations assumed in connection with such acquisitions; and (2) the various debt financing and refinancing activities undertaken during the nine months ended September 30, 2020 relating to the Antara Financing Agreement. Refer to Note 7, Debt, for a description of these activities..

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

Change in fair value of warrant liabilities: During 2019 and the nine months ended September 30, 2020, the Company issued certain warrants that are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. Refer to Note 8, Stockholders' Deficit and Warrants, and Note 9, Fair Value Measurements, for further discussion.

Nine Months Ended September 30, 2020, as compared with the Nine Months Ended September 30, 2019

Trucking Segment

Substantially all of the increases in Trucking revenue and operating expenses from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 are due to 2019 including the acquisition of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies while 2020 includes full-year results of operations for these acquired businesses.

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

Fuel: Despite a 43% increase in Trucking revenue from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, fuel expense increased only 22%. This is due primarily to a decrease in the average DOE fuel price to $2.59 per gallon for the nine months ended September 30, 2020 from $3.05 per gallon for the nine months ended September 30, 2019. Fuel expense is comprised of diesel and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors.

Equipment rent: Despite a 43% increase in Trucking revenue from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, equipment rent expense decreased 23%. This is due primarily to a significant reduction in the use of short-term rental arrangements and increased use of equipment under long-term lease arrangements and company-owned assets. The Company rents and leases a portion of its trucks and trailers through a combination of short and long-term arrangements. Efforts are currently underway to rebalance the fleet towards having more company-owned assets, subject to financing availability.

Maintenance and Supplies: Despite a 43% increase in Trucking revenue from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, maintenance and supplies expense decreased 7%. This is due primarily to reduced maintenance spend on existing equipment in advance of the planned refreshing of our fleet with newer equipment. Maintenance and supplies expense primarily includes the costs to maintain the fleet.

Operating supplies and expenses: Operating and supplies expense includes all other direct costs in the Trucking segment.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage and workers compensation expense related to the trucking segment of the business.

CNG Fueling Stations Segment

CNG revenue: Revenue for the CNG stations was $0.8 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

CNG operating expenses: CNG operating expense is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees.

EVO Consolidated

General and administrative: General and administrative expense was $14.1 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in general and administrative expense is due primarily to 2019 including the acquisition of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies while 2020 includes full-year results of operations for these acquired businesses.

Depreciation and amortization: Depreciation and amortization expense was $10.9 million and $4.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in general and administrative expense is due primarily to 2019 including the acquisition of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies while 2020 includes full-year results of operations for these acquired businesses.

Interest expense: Interest expense increased to $10.1 million for the nine months ended September 30, 2020 from $4.6 million for the nine months ended September 30, 2019. The increase in interest expense is due primarily to: (1) the incurrence of a full nine months of interest expense during 2020 (versus a portion of the nine months during 2019) on debt obligations used to finance the Company’s 2019 acquisitions, including the Antara Financing Agreement, as well as the debt obligations assumed in connection with such acquisitions; and (2) the various debt financing and refinancing activities undertaken during the nine months ended September 30, 2020 relating to the Antara Financing Agreement. Refer to Note 7, Debt, for a description of these activities.

Loss on extinguishment of debt: The $10.0 million loss on extinguishment of debt during the nine months ended September 30, 2020 is due primarily to the $10.1 million loss on extinguishment of debt relating to the Company's March 31, 2020 Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent. The Waiver Agreement modified a certain affirmative covenant and waived another affirmative covenant in the Antara Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share as an incentive. Refer to Note 7, Debt, for further discussion.

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

Change in fair value of warrant liabilities: During the nine months ended September 30, 2020 and 2019 the Company issued certain warrants that are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. Refer to Note 8, Stockholders' Deficit and Warrants, and Note 9, Fair Value Measurements, for further discussion.

Liquidity and Capital Resources

Nine Months Ended September 30, 2020, as compared with the Nine Months Ended September 30, 2019

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $7.3 million and $3.3 million at September 30, 2020 and December 31, 2019, respectively. The increase is attributable to financing activities during the nine months ended September 30, 2020.

Operating Activities. Net cash used in operations was $21.0 million and $20.2 million during the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company had a net loss of $32.6 million and $18.7 million, respectively.

For nine months ended September 30, 2020, the net loss was partially offset by $23.1 million in adjustments for non-cash items and further reduced by $11.5 million of cash used for changes in working capital. Non-cash items primarily consisted of $10.9 million in depreciation and amortization, loss on extinguishment of debt of $10.0 million, $2.8 million in non-cash interest expense, non-cash lease expense of $3.0 million, stock option and warrant-based compensation expense of $0.4 million, and amortization of debt discount and debt issuance costs of $1.8 million, partially offset by a $5.5 million change in fair value of warrant liabilities and a $0.7 million change in fair value of embedded derivative liability.

For the nine months ended September 30, 2019, the net loss was partially offset by $5.6 million in adjustments for non-cash items and further reduced by $7.0 million of cash used for changes in working capital. Non-cash items primarily consisted of $4.8 million in depreciation and amortization, $2.2 million in non-cash interest, non-cash lease expense of $2.1 million, stock option and warrant-based compensation expense of $1.1 million, and amortization of debt discount and debt issuance costs of $0.8 million, partially offset by a $5.6 million adjustment for deferred income taxes.

Investing Activities. Net cash provided by investing activities was $0.4 million for the nine months ended September 30, 2020, and net cash used in investing activities was $21.0 million for the nine months ended September 30, 2019. The net cash provided by investing activities during the nine months ended September 30, 2020 is related to proceeds from the sale of fixed assets. The net cash used in investing activities during the nine months ended September 30, 2019 is primarily related to $19.5 million of cash consideration paid for acquisitions and $1.7 million of equipment purchases.

Financing Activities. Net cash provided by financing activities was $24.7 million and $41.5 million for the nine months ended September 30, 2020 and 2019, respectively. The cash provided by financing activities during the nine months ended September 30, 2020 primarily consisted of $132.3 million in advances from factoring receivables, proceeds of $16.2 million from the issuance of debt, and $6.2 million in proceeds from the sale of common stock, preferred stock and warrants, partially offset by $122.5 million in payments on factoring arrangements, $4.7 million in payments of debt principal, and $2.5 million in payments on finance lease liabilities. The cash provided by financing activities during the nine months ended September 30, 2019 primarily consisted of $114.1 million in advances from factoring receivables, proceeds of $26.8 million from the issuance of debt, and $11.4 million in proceeds from the sale of common stock, preferred stock and warrants, partially offset by $102.6 million in payments on factoring arrangements, and $8.7 million in payments of debt principal.

Sources of Liquidity

Our primary historical and future sources of liquidity are cash on hand ($7.3 million at September 30, 2020), the incurrence of additional indebtedness, the sale of the Company’s common stock or preferred stock, and advances under our accounts receivable factoring arrangements. However, there can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or the sale of the Company’s common stock or preferred stock.

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

Going Concern

As of September 30, 2020, the Company had a cash balance of $7.3 million, a working capital deficit of $103.4 million, stockholders’ deficit of $53.1 million, and material debt and lease obligations of $141.3 million, which include term loan borrowings under a financing agreement with Antara Capital. During the nine months ended September 30, 2020 the Company reported cash used in operating activities of $21.0 million and reported a net loss of $32.6 million.

The following significant transactions and events affecting the Company’s liquidity occurred during the nine months ended September 30, 2020:

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

The following significant transactions and events affecting the Company’s liquidity occurred following the nine months ended September 30, 2020:

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
•
During the first quarter of 2021, the Company entered into an agreement with its factoring lender (“Triumph”) related to the application of $17.5 million and $7.1 million of proceeds received from the USPS in February and January of 2021, respectively, arising out of the USPS settlement agreements described above. Pursuant to the agreement, the parties acknowledged that Triumph previously applied approximately $1.6 of the $7.1 million of proceeds received in January 2021 plus approximately $0.6 million of funds held in reserve against a balance of $3.0 million for advances that Triumph made to the Company in September 2020 (the “Gross Purchase Advance Facility”) and agreed that Triumph would remit $11.0 million of net proceeds to the Company and that Triumph would retain approximately $6.9 million of net proceeds and apply that amount to reduce the outstanding principal amount of the Company’s factoring advances. The parties further agreed that the Company will repay the remaining balance of approximately $6.9 million due under the factoring arrangement in 48 equal monthly installments beginning January 1, 2022 and that Triumph would apply funds held in reserve against the approximately $0.8 million remaining balance of the Gross Purchase Advance Facility. The parties also agreed to work together to wind down their factoring relationship, including waiver of any applicable termination fees.
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

Refer to Notes 6 and 7 to the unaudited condensed consolidated financial statements for further information regarding the Company’s debt and factoring obligations. Refer to Note 13 to the consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to September 30, 2020.

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

In accordance with Exchange Act rules 13a-15 and 15d-15, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2020, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures” including limitations in management’s evaluation of internal controls as a result of insufficient documentation of internal controls under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Remediation Plan

In light of the control deficiencies identified at September 30, 2020, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and plan to implement the specific remediation initiatives described below:

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended SEPTEMBER 30, 2020

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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