Form 10-K
period 2020-12-31
EVO Transportation & Energy Services, Inc.
filed 2022-02-01
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s 2020 second fiscal quarter was approximately $22.0 million based on the price of $10.50 per share, the price at which the Registrant’s common equity was last sold as of the last business day of the Registrant’s 2020 second fiscal quarter as reported on the OTC Pink Marketplace.

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
•
Our need for and access to additional capital to fund our business or repay our debt, through selling assets or pursuing equity, debt or other types of financing; and

ii

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

EVO has grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers. In 2020, we generated $200.5 million in revenues and were awarded 12 additional contracts from the USPS which are expected to generate approximately $12 million in annual revenue. We have been actively integrating the acquisitions we have made under common leadership and technology and are now operating under a single umbrella brand.

Service and Product Offering

Mail Transportation

We transport mail and freight by truck for the USPS and other customers through approximately 350 contracts covering over 150,000 average daily route miles in aggregate. We competitively bid on transportation contracts that procure and specify the movement of mail between processing facilities and destination post offices. Customer contracts are typically four years in term and most often are renewed with the incumbent supplier if appropriate service has been performed in accordance with contract requirements including, but not limited to, USPS performance standards, Service Contract Act requirements, Department of Transportation (“DOT”) regulations (federal and state), and all other applicable local and state regulations.

As of December 31, 2020, we held over 300 contracts with the USPS totaling approximately 145,000 average daily route miles of service. Of these, 12 were Dynamic Route Optimization contracts and the remainder were traditional highway route contracts. Our mail transportation operations generated $200.5 million of revenues in 2020, or 87% of our total revenues.

Freight and Brokerage Services

In addition to our USPS mail transportation and delivery services, we provide freight and brokerage services to various corporate customers. In 2020, we transported freight over 11.0 million miles through these operations. Our freight and brokerage services generated $27.8 million of revenues in 2020, or 13% of our total revenues.

Compressed Natural Gas Fueling

We own three CNG fueling stations that serve our fleet and other customers. Those stations are located in Fort Worth, TX, Oak Creek, WI, and Tolleson, AZ and accommodate class 8 trucks and trailers. We have two additional CNG fueling stations located in Jurupa Valley, CA and San Antonio, TX that are no longer operational. Most of our CNG customers fuel at our stations under long term contracts and we have a small number of retail customers. Our CNG fueling operations generated $1.0 million of revenues in 2020, or just under 1% of our total revenues.

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

Strategy

In 2014, the USPS announced that it intends to significantly reduce its supplier base from over 4,000 surface transportation contractors to less than 1,000 by 2022. As part of this consolidation effort, the USPS began implementing the Dynamic Route Optimization (“DRO”) program and consolidating contracts, which is designed to manage fewer relationships and work with larger prime contractors. Although the DRO program has evolved since its announcement and now operates more like traditional static USPS contracts, we expect additional USPS contracts to come available in the next several years as the USPS continues to consolidate contracts.

We believe EVO is well positioned to take on more business with the USPS as the postal service consolidates vendors and solicits larger contracts for which bigger suppliers are better equipped to bid. We have a dedicated team focused on bidding on new contracts and responding to any inquiries from the USPS on existing contracts. We believe we have an industry-leading ability to provide the USPS with the information and service levels they desire as we bid on new contracts. As a result, we won 12 new contracts with the USPS in 2020. We currently have operations which cover approximately 6% of the USPS transportation portfolio and intend to continue to expand our footprint both organically and through acquisitions to provide greater coverage to the USPS.

We have invested meaningfully in information systems and personnel which we believe will allow us to be effective in managing DRO/consolidation and other USPS contracts. For example, continuing implementation of a transportation management system has allowed us to meet the scheduling and reporting needs of the USPS under its DRO and other programs. Our acquisitive growth strategy has also enabled us to achieve a greater scale than many of our regional and local competitors, which gives us the ability to competitively bid on a high percentage of available contracts.

Our largest customer, the USPS, adopted a robust environmental sustainability plan that includes a stated commitment to reducing greenhouse gas emissions through increased procurement of services from alternative fuels carriers. We have a dedicated focus on reducing emissions through operating routes as efficiently as possible as well as by operating vehicles on CNG. In addition, in certain markets we fuel our vehicles at one of our three operating CNG stations that serve other customers as well. We intend to continue to acquire additional vehicles powered by alternative fuels, including electrically powered vehicles. We believe our shared commitment with the USPS to reducing emissions positions the Company to grow our business relationship with the USPS in the future.

We intend to leverage our infrastructure to serve additional customers beyond the USPS. By utilizing our technology platform, network of terminals, and in some cases an ability to offer freight products with similar next day options, we are able to offer transportation services to corporate customers at competitive rates while also improving margins. We will continue to invest in our technology solutions in order to offer industry-leading service to our customers.

We also plan to continue our focus on sustainable operations, both by continuing to utilize our company owned CNG stations and developing transit lanes utilizing CNG trucks near our CNG stations and by acquiring additional vehicles powered by alternative fuels, including electrically powered vehicles. Since January 2019, we completed the acquisition of Sheehy of Waterloo, Wisconsin, which operates the largest fleet of CNG trucks servicing the USPS. We also completed the acquisition of Ursa in 2019, which is based one mile from our Oak Creek CNG station.

Market Overview

Competition

The U.S. mail surface transportation industry is estimated to represent an approximately $5 billion subset of the broader transportation market. The USPS trucking industry is highly competitive and fragmented. In 2014, the USPS had active contracts with over 4,000 transportation contractors, and it publicly announced its goal to reduce that number to below 1,000 by 2022. Although the DRO program has evolved since its announcement and now operates more like traditional static USPS contracts, we expect additional USPS contracts to come available in the next several years as the USPS continues to consolidate contracts.

The Company competes primarily with other transportation companies for contracts with the USPS. We also compete with other motor carriers for the services of drivers, independent contractors and management employees. Our largest customer, the USPS, typically awards its contracts competitively and often renews contracts with incumbent service providers if appropriate services have been performed. The Company believes that the principal differentiating factors in its business, relative to competition, are service, efficiency, pricing, and its focus on alternative fuels, which aligns with the USPS’s stated preference for contractors who prioritize alternative energy options. Additionally, the Company was an early adopter of the DRO program with the USPS. We believe our existing relationship with the USPS and experience with the DRO program provide the Company an additional competitive advantage when bidding on these contracts.

Our Target Customers

The USPS is our primary target customer, but we also seek to provide freight trucking and brokerage services to various corporate customers.

Principal Customers and Suppliers

The USPS is the Company’s primary customer, and for the years ended December 31, 2020 and 2019, the USPS accounted for approximately 87% and 88%, respectively, of the Company’s revenue. As a result, the Company’s trucking operations are highly dependent on the USPS. For a discussion of the risks associated with the possible loss of the USPS as a customer or a significant reduction in the Company’s relationship with the USPS, refer to Item 1A. Risk Factors of this report.

Safety and Risk Management

The Company considers Safety, Risk and Regulatory compliance to be a key focus of all operations. Through this focus, the Company is consistently identifying risks, developing a proactive approach to improving overall Safety performance and reducing employee injuries. Of the many tools used by the company, items such as On-Board Cameras, trucks equipped with accident-avoidance devices, and training on Defensive Driving continue to be effective in reducing vehicle accidents and injuries.

Because the Company’s primary business is transportation on public roadways, they are regulated by the Federal Motor Carrier Safety Administration (FMCSA), a division of the US Department of Transportation (DOT), and the Occupational Safety and Health Administration (OSHA). The Company operates its business to exceed the requirements of these agencies, and currently maintains a Satisfactory rating with the FMCSA.

The primary safety related risks associated with the transportation industry consist of damage to Company equipment or third parties involved in a vehicle accident, personal injury to others involved in an accident, and injuries sustained to employees. The Company maintains insurance coverage for all operations to exceed the requirements of the FMCSA, and consistently reviews said coverage on an annual basis.

To the extent that the Company subcontracts any portion of its business to third party trucking company, those companies operate under their own DOT authority, and provide their own liability and workers compensation insurance which Company has the right to audit from time to time. All third-party trucking companies contracted with Company must meet the insurance requirements and meet the Safety requirements by being rated as Satisfactory by the FMCSA. All third-party trucking companies must also list Company as additional insured on all insurance policies and contain a Waiver of Subrogation on their workers compensation policy.

Fuel

In 2020, we used approximately 7.9 million gallons of diesel and approximately 1.7 million gas gallon equivalents (“GGEs”) of CNG. Our fuel costs are typically passed on to customers. In addition, we qualified for a retroactive tax credit of $0.50 per GGE for the roughly 1.7 million GGEs utilized in 2020 and this tax credit was extended through 2021.

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

The Company believes the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet by incorporating fuel efficiency measures and focusing on alternative fuel vehicles, particularly CNG vehicles that can leverage the Company’s current and future CNG fueling stations. The Company may periodically enter into various commodity hedging instruments to mitigate a portion of the effect of fuel price fluctuations. As of December 31, 2020 and 2019, the Company had no liabilities related to commodity hedging instruments recorded in the accompanying consolidated balance sheets. Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a material adverse effect on the Company’s operations and profitability.

Operations

Fleet

We operate a substantial fleet of tractors, trailers, straight trucks, and local delivery vehicles. We own the vast majority of our fleet, but we also utilize leases and short-term rental agreements for some of our vehicles and trailers. Our vehicles currently operate on either diesel fuel or CNG, and we are also pursuing opportunities to introduce other alternative fuel vehicles, including electric vehicles, into our fleet. We intend to continue to replace our existing fleet with more efficient diesel, CNG and other alternative fuel vehicles.

Operations Centers

We manage regional operations centers with major centers of operations in Oak Creek, Wisconsin, Austin, Texas, Laurel, Maryland, and Newark, New Jersey. Other operations centers include Des Moines, Iowa, Columbus, Ohio, St. Louis, Missouri, Madison, Wisconsin, and Milwaukee, Wisconsin.

Technology

We utilize a suite of systems for transportation management, electronic logging, customer relationship management, brokerage, maintenance, accounting, recruiting, HR, payroll and camera systems. These systems include Omnitracs, Salesforce, NetSuite, Ten Street, APlus, Lytx, and others We expect these systems to provide increased operational efficiencies and revenue maximization.

Seasonality

Due to seasonal increases in USPS volume, the Company’s truck utilization and revenue typically increase during the last quarter of each calendar year. Correspondingly, operating expenses increase, fuel efficiency declines because of engine idling, and harsh weather creates higher accident frequency, increased claims, and higher equipment repair expenditures.

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

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service. The FMCSA has adopted a data-driven Compliance, Safety and Accountability (the “CSA”) program as its safety enforcement and compliance model. The CSA program holds motor carries and drivers accountable for their role in safety by evaluating and ranking fleets and individual drivers on certain safety-related standards. To promote improvement in all CSA categories, including those both over and under the established scoring threshold, the Company has procedures in place to address areas where it has exceeded the thresholds and the Company periodically reviews all safety-related policies, programs and procedures for their effectiveness and revises them, as necessary, to establish positive improvement. The Company believes its established policies, programs and procedures are adequate to address safety-related concerns but can give no assurance these measures will be effective. The FMCSA issues three categories of safety ratings: satisfactory, conditional, and unsatisfactory. All operating authorities granted by the DOT that are operated by the Company currently have a “satisfactory” FMCSA rating.

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

Employees

As of December 31, 2020, the Company had approximately 1,600 employees, consisting of approximately 1,100 full-time employees and approximately 500 part-time employees. The Company employed approximately 1,400 drivers as of December 31, 2020. The Company is not a party to any collective bargaining agreements.

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

As disclosed in the notes to our consolidated financial statements included in this report, numerous factors raise substantial doubt about our ability to continue as a going concern. Specific factors include the following:

•
our historical operating losses, net losses and cash used in operations;
•
continued net losses during 2020 and 2021;

•
continued cash used in operations during 2020;
•
continued working capital deficit and stockholders’ deficit as of December 31, 2021;
•
the structure of our factoring arrangement
•
existing defaults on certain of our debt obligations; and uncertainty regarding our ability to obtain additional financing in the future.

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

EVO did not begin trucking operations until June 2018. Thus, we are subject to all the risks associated with any business enterprise with a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of operation. When evaluating our business and prospects, you must consider the risks, expenses and difficulties that we may encounter as a company that acquired substantially all of its operations in the past three years.

We will need substantial additional capital to fund our growth plans and operate our business.

We require substantial additional capital to fund our capital expenditures and debt service to achieve profitability and to otherwise execute on our business plan. The most likely sources of such additional capital include private placements and public offerings of shares of our capital stock, including shares of our common stock or securities convertible into or exchangeable for our common stock, debt financing or funds from potential strategic transactions. We may seek additional capital from available sources, which may include hedge funds, private equity funds, venture capitalists, lenders/banks and other financial institutions, as well as additional private placements. Any financings in which we sell shares of our capital stock will likely be dilutive to our current stockholders. If we raise additional capital by incurring debt, a portion of our cash flow would have to be dedicated to the payment of principal and interest on such indebtedness. In addition, typical loan agreements also might contain restrictive covenants that may impair our operating flexibility. Such loan agreements, loans, or debentures would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of our stockholders. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, operating results or financial condition.

Our ability to raise additional capital may depend in part on our success in meeting sales and operating goals. We currently have no committed sources of additional capital and there is no assurance that additional financing will be available in the amounts or at the times required, or if it is, on terms acceptable or favorable to us. If we are unable to obtain additional financing when and if needed, our business will be materially impacted and our investors may lose the value of their entire investment.

Potential inquiries into or audits of our Paycheck Protection Program loan, as well as the results of any such inquiries or audits, could have a significant adverse effect on us and our financial condition.

We applied for and received a $10 million Paycheck Protection Program ("PPP") loan under the CARES Act. On May 8, 2020, we received a letter from the Select Subcommittee on the Coronavirus Crisis of the U.S. House of Representatives demanding that we return the PPP loan. We elected not to return the PPP loan proceeds as requested and our PPP loan was subsequently forgiven. Also, the United States Small Business Administration ("SBA") has stated that it intends to audit the PPP loan application of any company, like us, that received PPP loan proceeds of more than $2 million. Our decision to retain the PPP loan may require members of our management team to devote attention to future correspondence and requests from the Select Subcommittee, the SBA, or other regulators, which would reduce the amount of time available to management to focus on our operations and strategic initiatives. If we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP loan, or it is otherwise determined that we were ineligible to receive the PPP loan, we may be subject to penalties, including significant civil, criminal and administrative penalties.

We have a history of losses and may incur additional losses in the future.

In 2020 and 2019, we incurred net losses of $46.8 million and $32.7 million, respectively. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments.

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

We may incur significant costs associated with our public company reporting requirements and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costlier. As a public company, we are required to comply with rules and regulations of the SEC, including expanded disclosure and more complex accounting rules. We will need to implement additional finance and accounting systems, procedures and controls to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff to enable us to comply with these reporting requirements. These costs could have an adverse effect on our financial condition and limit our ability to realize our objectives.

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

We have identified seven material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

The Company identified seven deficiencies in internal control that it considered to be material weaknesses and other deficiencies that it considered to be significant deficiencies. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. In addition, the Company’s management has concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to the material weaknesses in our internal control over financial reporting described in Item 9A of this Annual Report on Form 10-K. As a result, we will be required to expend significant resources to develop the necessary documentation and testing procedures required by Section 404, and there is a risk that we will not comply with all of the necessary requirements. The material weaknesses may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations. Additionally, if we cannot remediate the material weaknesses in internal controls or if we identify additional material weaknesses in internal controls that cannot be remediated in a timely manner, investors and others with whom we do business may lose confidence in the reliability of our financial statements, and in our ability to obtain equity or debt financing could suffer.

We partially funded the construction of certain of our fueling stations using grant funds that we are required to repay if we do not satisfy certain operational metrics.

EVO CNG, LLC received grants in the amounts of $0.4 million and $0.1 million to assist in the construction and equipping of our San Antonio and Fort Worth fueling stations, respectively. The grants must be repaid if EVO CNG, LLC sells, transfers, destroys or otherwise loses title, possession, ownership or control of the equipment funded with the grants during the terms of the respective grant agreements. Our San Antonio fueling station is not operating, which might increase the risk that we will lose title, possession, ownership or control of the equipment at that station and that we will be required to repay the grant we received related to that station.

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

We have expanded our business through acquiring additional companies that provide contract trucking services to the USPS and leveraging our expanded operations to bid on additional USPS trucking contracts. We plan to continue to expand through acquisitions, bidding on additional USPS trucking contracts, and expanding both our freight and brokerage operations in the future. Any expansion of operations we have undertaken or may undertake entail and will entail risks and such actions may involve specific operational activities that may negatively impact our profitability. Consequently, investors must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to us at that time, and (ii) management of such expanded operations may divert management’s attention and resources away from its existing operations. These factors may have a material adverse effect on our present and prospective business activities.

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

The Company’s trucking business is cyclical and is dependent on a number of factors, many of which are beyond our control. The Company believes that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets in general, including excess tractor capacity in comparison with shipping demand and recessionary economic cycles.

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

Driver shortages could require the Company to spend more to attract and retain drivers. The market for qualified drivers is intensely competitive, which may subject the Company to increased payments for driver compensation. Also, because of the competition for drivers, the Company may face difficulty maintaining or increasing its number of drivers. Compliance and enforcement initiatives included in the CSA program implemented by the FMCSA and regulations of the DOT relating to driver time and safety and fitness could also reduce the availability of qualified drivers. In addition, the Company experiences regular driver turnover, which requires the Company to continually recruit a substantial number of drivers in order to operate existing equipment. If the Company is unable to continue to attract and retain a sufficient number of drivers, it could be required to operate with fewer trucks and face difficulty meeting customer demands or be forced to forego business that would otherwise be available to it, which could adversely affect its profitability and ability to maintain or grow its business.

Increased prices for, or decreases in the availability of, new equipment and decreases in the value of used equipment could adversely affect the Company’s results of operations and cash flows.

Investment in new equipment is a significant part of the Company’s annual capital expenditures, and the Company’s trucking business operates optimally with an available supply of tractors and trailers from equipment manufacturers to operate and grow its business. In recent years, manufacturers have raised the prices of new equipment significantly due to increased costs of materials and parts shortages. If new equipment prices increase more than anticipated, the Company could incur higher depreciation and rental expenses than anticipated. If the Company is unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, its results of operations and cash flows could be adversely affected.

The Company may also face difficulty in purchasing new equipment due to decreased supply. From time to time, some original equipment manufacturers (OEM) of tractors and trailers may reduce their manufacturing output due to lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. The COVID-19 pandemic and resulting supply chain disruptions have particularly limited OEMs' ability to satisfy demand. In those situations, the Company may face reduced supply levels and increased acquisition costs. An inability to continue to obtain an adequate supply of new tractors or trailers for its operations could have a material adverse effect on its business, results of operations and financial condition.

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

The Company operates in the United States pursuant to operating authority granted by the DOT. The Company, as well as its company and leased labor drivers, must also comply with governmental regulations regarding safety, equipment, environmental protection and operating methods. Examples include regulation of equipment weight, equipment dimensions, fuel emissions, driver hours-of-service, driver eligibility requirements, and on-board reporting of operations. The Company may become subject to new or more restrictive regulations relating to such matters that may require changes in its operating practices, influence the demand for transportation services or require it to incur significant additional costs. Possible changes to laws and regulations include:

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
•
driver and vehicle ELD requirements;
•
requirements leading to accelerated purchases of new tractors, trucks, or trailers;
•
mandatory limits on vehicle weight and size;
•
driver hiring restrictions;
•
increased bonding or insurance requirements; and
•
security requirements imposed by the DHS.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, including taxes on motor fuels and emissions, which may increase the Company’s or its third party providers’ operating costs, require capital expenditures or adversely impact the recruitment of drivers. The Company also could lose revenue if its customers divert business from it because it has not complied with their sustainability requirements.

Safety-related evaluations and rankings under the CSA program could adversely impact the Company’s relationships with its trucking customers and its ability to maintain or grow its fleet, each of which could have a material adverse effect on its results of operations and profitability.

The Compliance, Safety and Accountability (the “CSA”) program includes compliance and enforcement initiatives designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. The FMCSA issues three categories of safety ratings: satisfactory, conditional, and unsatisfactory. As of December 31, 2020, all DOT operating authority numbers operated by the Company currently have a “satisfactory” FMCSA rating.

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

The CSA program affects drivers because their safety performance and compliance impact their safety records and, while working for a carrier, will impact their carrier’s safety record. The methodology for determining a carrier’s DOT safety rating relies upon implementation of Behavioral Analysis and Safety Improvement Categories (“BASIC”) applicable to the on-road safety performance of the carrier’s drivers and certain of those rating results are provided on the FMCSA’s Carrier Safety Measurement System website. As a result, certain current and potential drivers may no longer be eligible to drive for the Company, the Company’s fleet could be ranked poorly as compared to its peer firms, and the Company’s safety rating could be adversely impacted. The occurrence of future deficiencies could affect driver recruiting and retention by causing high-quality drivers to seek employment (in the case of company drivers) or contracts (in the case of third party drivers) with other carriers, or could cause the Company’s customers to direct their business away from the Company and to carriers with better fleet safety rankings, either of which would adversely affect the Company’s results of operations and productivity. Additionally, the Company may incur greater than expected expenses in its attempts to improve its scores as a result of poor rankings. Those carriers and drivers identified under the CSA program as exhibiting poor BASIC scores are prioritized for interventions, such as warning letters and roadside investigations, either of which may adversely affect the Company’s results of operations.

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

None of the Company’s employees are currently represented under a collective bargaining agreement; however, the Company always faces the risk that its employees will try to unionize. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board (the NLRB) could render decisions or implement rule changes that could significantly affect the Company’s business and its relationship with employees, including actions that could substantially liberalize the procedures for union organization. For example, in December 2014, the NLRB implemented a final rule amending the agency’s representation-case proceedings that govern the procedures for union representation. Pursuant to this amendment, union elections can now be held within 10 to 21 days after the union requests a vote, which makes it easier for unions to successfully organize all employees, in all industries. In addition, the Company can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions. The Company believes the applicability of the SCA to Company employees reduces the likelihood of organizational activity.

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

The COVID-19 pandemic and other similar outbreaks may have a material adverse impact on our business, financial condition, and results of operations in the future.

The continued spread and impact of novel coronavirus (COVID-19) might materially negatively impact our future results of operations and financial condition. COVID-19 has created, and any other outbreaks of similar contagious diseases or other adverse public health developments could create, significant volatility, uncertainty and economic disruption. COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

•
our revenue may be reduced due to a decrease in demand for our services or the transportation markets in general as a result of the global economic downturn;
•
our operations may be disrupted or impaired if a significant portion of our drivers or other employees are unable to work due to illness;
•
we may experience a loss of business or increased costs resulting from supply chain disruptions and changing transportation needs caused by the nationwide emergency response to the pandemic;
•
we may experience workforce issues and incur severance payments as a result of adjusting our workforce to market conditions, and we may subsequently experience retention issues and driver shortages;
•
our management may be distracted as they are focused on mitigating the effects of COVID-19 on our business operations while protecting the health of our workforce, which has required, and will continue to require, a large investment of time and resources; and
•
we may be at greater risk for cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current and continuing environment of remote connectivity.

The extent to which the COVID-19 pandemic impacts the Company will depend on numerous evolving factors and future developments that we are not able to predict, including: the geographic scope, severity, and duration of the pandemic; governmental, business and other actions in response to the pandemic (which could include limitations on the Company’s operations or mandates to provide services in a specified manner); the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; expenses we have incurred and may incur in the future in connection with our response to the pandemic; the health of and the effect on our workforce and our ability to meet staffing needs; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments. In 2020, services the Company provides USPS were deemed “essential” such that the Company was required to continue operations during “lockdowns” and similar restrictive measures limiting business activity generally.

In response to the spread of COVID-19, we have modified our business practices for the continued health and safety of our employees. Specifically, we have implemented measures to enhance the sanitization process of the Company’s equipment and properties, increased the social distancing of our employees by working remotely where possible, and provided driving associates with personal protective equipment (PPE). We may take further actions, or be required to take further actions, that are in the best interests of our employees in the future. The implementation of health and safety practices, including federal or state vaccine mandates and similar measures, could impact our productivity and costs, which could have a material adverse impact on our business, financial condition, and results of operations. In addition, the focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward existing or new initiatives or investments, which could have a material adverse impact on our results of operations.

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

Fuel is one of the Company’s largest operating expenses. Fuel prices fluctuate greatly due to factors beyond the Company’s control, such as political events, price and supply decisions by oil producing countries and cartels, terrorist activities, environmental laws and regulations, armed conflicts, depreciation of the dollar against other currencies, world supply and demand imbalances, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because the Company’s operations are dependent upon fuel, significant fuel cost increases, shortages or supply disruptions could materially and adversely affect its results of operations and financial condition. Although the Company's customers generally reimburse it for fuel expenses, those reimbursements are typically at fuel prices applicable to the preceding month. As a result, those reimbursements might be for amounts lower than the Company's fuel costs as fuel prices fluctuate.

Our use of natural gas vehicles “NGVs” might not produce expected competitive advantages, and costs associated with using NGVs could exceed the related benefits that we are able to realize, both of which could adversely affect the Company’s results of operations and cash flows.

We operate NGVs because we believe our use of NGVs provides us with a competitive advantage when bidding on USPS and other freight contracts. However, higher costs associated with purchasing and repairing NGVs might exceed any benefits attributable to our use of NGVs. For example, there are a limited number of original equipment manufacturers of NGVs and the engines, fuel tanks and other equipment required to upfit a gasoline or diesel engine to run on natural gas, which can increase costs related to purchasing and repairing NGVs as well limit the supply of NGVs available to purchase and therefore our ability to add to our fleet. Also, some of the higher costs of owning and operating NGVs have historically been offset by federal and state government incentives, including those that offset part or all of the additional up-front cost to acquire NGVs or convert vehicles to run on natural gas, those that waive vehicle weight limits for NGVs, and those that offer tax credits. However, those incentives may not continue. If those government incentives are discontinued or not renewed, our operating costs could significantly increase.

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

We are an “emerging growth company” and a "smaller reporting company," and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, as well as a smaller reporting company. For so long as we remain an emerging growth company and/or a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies. These exemptions include:

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

We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company and which may dilute our share value.

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

Through our subsidiaries, Titan and EAF, we also own or lease six natural gas fueling stations located in California, Texas, Arizona and Wisconsin, three of which are currently operating.

We believe all of our properties are suitable and adequate for current operating needs.

Item 3. Legal Proceedings.

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses on the accompanying consolidated balance sheets at December 31, 2020 and 2019. No payments have been made to date.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share. Our common stock trades under the symbol “EVOA” on the OTC Expert Market maintained by the OTC Markets Group Inc.; however, no public market has yet developed for our common stock.

As of January 21, 2022, there were 185 holders of record of our common stock.

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

Company Overview

EVO Transportation & Energy Services, Inc. is a transportation provider serving the USPS and other customers. We believe we are the second largest surface transportation company serving the USPS, with a diversified fleet of tractors, straight trucks, and other vehicles that currently operate on either diesel fuel or CNG. In certain markets, we fuel our vehicles at one of our three CNG stations that serve other customers as well. We operate from our headquarters in Phoenix, Arizona and from 10 main terminals strategically located throughout the United States.

We have grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers. During 2020, we were awarded 12 additional contracts from the USPS which are expected to generate approximately $12 million in annual revenue. We have been actively integrating the acquisitions we have made under common leadership and technology and are now operating under a single brand.

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

Key Trends & Anticipated Future Trends

The USPS has for more than 100 years contracted with private carriers to transport mail among its processing plants and between such plants and post office locations. In 2016, the USPS began implementing a new Dynamic Route Optimization ("DRO") initiative to retool its private carrier contracting strategy. For decades, the USPS hired private carriers to transport mail over specific routes on a set schedule at fixed prices under its Highway Contract Routes ("HCR") program. The DRO initiative aims to replace fixed-price HCR contracts with rate-per-mile DRO contracts that have varying departure times, lines of travel, and mail types transported based on mail volume. By “optimizing” its routes, the USPS seeks to reduce mileage and lower its transportation costs. The DRO program has evolved since conception and now operates more like the HCR program.

Nonetheless, we believe the USPS’s distribution strategy under the DRO initiative is causing a fundamental change to its contracting activity with private carriers. Historically, HCR contracts often were awarded to smaller carriers capable of performing under a limited number of fixed-price, -route, and -cost contracts. In 2014, the USPS had contracts with more than 4,000 carriers, many servicing the same or overlapping territories. With the implementation of the DRO program, the USPS stated the goal to manage fewer relationships and reduce its number of carriers to fewer than 1,000 by 2022. The USPS has stated that it is aiming to consolidate many contracts within a defined geographical area into one contract with a single carrier. Accordingly, DRO contracts are being awarded to carriers with larger service territories that have the capacity to increase or reduce services to adjust for changes in mail volume.

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

We believe that the USPS’s intent to increase its reliance on surface transportation providers will also help the Company grow organically. In its ten-year strategic plan announced in March of 2021, the USPS outlined its intent to shift a portion of its mail and package volume from air transport to surface transportation. Specifically, over the next ten years the USPS intends to shift up to 43% of its first class mail volume that is transported by air to surface transportation.

During 2020, we bid on and won 12 new USPS contracts. We intend to continue bidding on new and existing USPS contract opportunities as they arise. USPS contracts are bid competitively and performed in accordance with various requirements, including, but not limited to requirements under the Service Contract Act, Department of Transportation regulations (federal and state), and other applicable local and state regulations. The USPS evaluates the bids based on price, past performance, operational plans, financial resources, and the use of innovation or alternative fuels. USPS contracts typically have four-year terms, but can range from two to six years, and often are renewed with the incumbent carrier after expiration of the initial term.

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

We experienced significant growth in USPS contract revenue through acquisitions and organic growth from 2018 through 2020. We obtained a total of 237 USPS contracts pursuant to our acquisitions of Thunder Ridge on June 1, 2018, Graham on November 18, 2018, Sheehy Mail on January 2, 2019, Ursa and JB Lease on February 1, 2019, Courtlandt and Finkle on July 15, 2019, and the Ritter Companies on September 16, 2019. Our operating subsidiaries won an additional 12 USPS contracts in 2020. We currently service over 350 USPS contracts across 41 states.

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

Results from Operations

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

Trucking Segment

Substantially all of the increases in Trucking revenue and operating expenses from the year ended December 31, 2019 to the year ended December 31, 2020 are due to 2019 including the acquisition of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies while 2020 includes full-year results of operations for these acquired businesses.

Trucking revenue: The majority of Trucking revenue is derived from the USPS. The remainder of the revenue is derived from corporate freight hauling. The USPS contracts are typically four years in duration with pricing varying by contract. The vast majority of the USPS contracts include a monthly fuel adjustment.

Payroll, benefits and related: Of the Company’s roughly 1,600 employees at year-end, approximately 1,400 were drivers. Driver wages are fixed per contract with USPS and are eligible for renegotiation with USPS on a bi-annual basis. In addition to an hourly wage that is set by the Department of Labor, drivers also earn an incremental hourly rate for benefits.

Purchased transportation: Purchased transportation represents payments to subcontracted third-party companies. These contracts are negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to labor, equipment, fuel and associated expenses.

Fuel: Fuel expense is comprised of diesel and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors. Despite a 29% increase in Trucking revenue, fuel expense increased 3%. This is due primarily to a decrease in the average DOE fuel price to $2.56 per gallon for 2020 from $3.06 per gallon for 2019.

Equipment rent: The Company rents and leases a portion of its trucks and trailers through a combination of short and long-term arrangements. Efforts are currently underway to rebalance the fleet towards having more company-owned assets, subject to financing availability. Despite a 29% increase in Trucking revenue, equipment rent expense decreased 21%. This is due primarily to a significant reduction in the use of short-term rental arrangements and increased use of equipment under long-term lease arrangements and company-owned assets.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet. Despite a 29% increase in Trucking revenue, maintenance and supplies expense decreased 15%. This is due primarily to reduced maintenance spend on existing equipment in advance of the planned refreshing of our fleet with newer equipment.

Operating supplies and expenses: Operating and supplies expense includes all other direct costs in the Trucking segment.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage and workers compensation expense related to the Trucking segment of the business.

CNG Fueling Stations Segment

CNG revenue: Revenue for the CNG stations was $1.0 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively. The decrease is due primarily to additional tax rebate revenue received during 2019.

CNG operating expenses: CNG operating expense is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees.

Impairment of long-lived assets: Long-lived assets impairment expense was $2.3 million and $3.6 million for the years ended December 31, 2020 and 2019, respectively. Substantially all of the impairment expense during each year is related to the CNG fueling stations segment and is due primarily to the compression of commodity prices.

EVO Consolidated

General and administrative: General and administrative expense was $18.5 million and $13.0 million for the years ended December 31, 2020 and 2019, respectively. The increase in general and administrative expense is due primarily to 2019 including the acquisition of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies while 2020 includes full-year results of operations for these acquired businesses.

Depreciation and amortization: Depreciation and amortization expense was $14.8 million and $7.8 million for the years ended December 31, 2020 and 2019, respectively. The increase in depreciation and amortization expense is due primarily to 2019 including the acquisition of, and partial-year results of operations for, Sheehy, Ursa, JB Lease, Finkle, Courtlandt and the Ritter Companies while 2020 includes full-year results of operations for these acquired businesses.

Interest expense: Interest expense increased to $15.0 million for the year ended December 31, 2020 from $7.7 million for the year ended December 31, 2019. The increase in interest expense is due primarily to: (1) the incurrence of a full year of interest expense during 2020 (versus a partial year during 2019) on debt obligations used to finance the Company’s 2019 acquisitions, including the Antara Financing Agreement, as well as the debt obligations assumed in connection with such acquisitions; and (2) the various debt financing and refinancing activities undertaken during 2020 relating to the Antara Financing Agreement. Refer to Note 7, Debt, for a description of these activities.

Loss on extinguishment of debt: The $10.0 million loss on extinguishment of debt during the year ended December 31, 2020 is due primarily to the $10.1 million loss on extinguishment of debt relating to the Company's March 31, 2020 Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent. The Waiver Agreement modified a certain affirmative covenant and waived another affirmative covenant in the Antara Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share as an incentive. Refer to Note 7, Debt, for further discussion.

Change in fair value of embedded derivative liability: The Antara Financing Agreement contains a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. Refer to Note 7, Debt, and Note 10, Fair Value Measurements, for further discussion.

Change in fair value of warrant liabilities: During the years ended December 31, 2020 and 2019 the Company issued certain warrants that are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. Refer to Note 8, Stockholders' Deficit and Warrants, and Note 10, Fair Value Measurements, for further discussion.

Liquidity and Capital Resources

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $26.6 million and $3.3 million at December 31, 2020 and 2019, respectively. The increase is attributable to financing activities consummated during the year ended December 31, 2020.

Operating Activities. Net cash used in operations was $10.0 million and $15.2 million during the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the Company had a net loss of $46.8 million and $32.7 million, respectively. For 2020, the net loss was partially offset by $40.2 million in adjustments for non-cash items and $3.4 million of cash provided by changes in working capital. Non-cash items primarily consisted of $14.8 million in depreciation and amortization, $10.0 million in loss on extinguishment of debt, $5.5 million in non-cash interest expense, $2.3 million in impairment charges, non-cash lease expense of $4.5 million, amortization of debt discount and debt issuance costs of $2.1 million, $1.3 million loss on sale of assets, and stock option and warrant-based compensation expense of $0.5 million, partially offset by a $0.4 million adjustment for deferred income taxes. For 2019, the net loss was partially offset by $17.3 million in adjustments for non-cash items and $0.2 million of cash provided by changes in working capital. Non-cash items primarily consisted of $7.8 million in depreciation and amortization, $4.6 million in non-cash interest expense, $3.6 million in impairment charges, non-cash lease expense of $3.2 million, amortization of debt discount and debt issuance costs of $1.6 million, and stock option and warrant-based compensation expense of $1.6 million, partially offset by a $5.5 million adjustment for deferred income taxes.

Investing Activities. Net cash provided by investing activities was $0.9 million for the year ended December 31, 2020. Net cash used in investing activities was $22.4 million for the year ended December 31, 2019. The net cash provided by investing activities during 2020 is related to $1.0 million proceeds from the sale of fixed assets offset by $0.1 million of equipment purchases. The net cash used in investing activities during 2019 is primarily related to $19.5 million of cash consideration paid for acquisitions and $3.1 million of equipment purchases.

Financing Activities. Net cash provided by financing activities was $32.5 million and $39.2 million for the years ended December 31, 2020 and 2019, respectively. The cash provided by financing activities during 2020 primarily consisted of $185.4 million in advances from factoring receivables, proceeds of $32.8 million from the issuance of debt, and $6.2 million in proceeds from the sale of common stock, preferred stock and warrants, partially offset by $180.8 million in payments on factoring arrangements, $6.8 million in payments of debt principal, and $3.6 million in payments on finance lease liabilities. The cash provided by financing activities during 2019 primarily consisted of $163.5 million in advances from factoring receivables, proceeds of $30.1 million from the issuance of debt, and $11.4 million in proceeds from the sale of common stock and warrants, partially offset by $153.8 million in payments on factoring arrangements, and $11.3 million in payments of debt principal.

Sources of Liquidity

Our primary historical and future sources of liquidity are cash on hand ($26.6 million at December 31, 2020), the incurrence of additional indebtedness, the sale of the Company’s common stock or preferred stock, and advances under our accounts receivable factoring arrangements. However, there can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or the sale of the Company’s common stock or preferred stock.

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

Going Concern

As of December 31, 2020, we had a cash balance of $26.6 million, a working capital deficit of $98.9 million, stockholders’ deficit of $67.3 million, and material debt and lease obligations of $155.3 million, which included term loan borrowings under a financing agreement with Antara Capital. During the year ended December 31, 2020, we reported cash used in operating activities of $10.0 million and a net loss of $46.8 million.

The following significant transactions and events affecting the Company’s liquidity occurred during the year ended December 31, 2020:

•
During the first quarter of 2020, the Company entered into Forbearance Agreements and Incremental Amendments to the Financing Agreement with Antara Capital and obtained an additional $6.3 million in term loan commitments and the lenders agreed to forbear from exercising certain rights, remedies, powers, privileges, and defenses under the Financing Agreement during the forbearance period. These incremental borrowings were subject to the same terms as the Company’s existing term loan commitments with Antara Capital. During the fourth quarter of 2020, in connection with the Ritter Companies' borrowing under the Main Street Priority Loan Program (as subsequently discussed), the forbearance period related to the remaining Antara debt was terminated and all existing defaults and events of defaults were waived, and the maturity date of the remaining outstanding term loan balance under the Antara Financing Agreement was extended from September 16, 2022 to the earlier of the date that is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan or the date that is ninety-one days after the date the Main Street Loan is paid in full.

•
During the first quarter of 2020, the Company sold a total of 1,260,000 shares of its common stock and 1,000,000 shares of its Series B preferred stock to related parties for aggregate gross proceeds of $6.2 million pursuant to the terms of subscription agreements.

•
During the second quarter of 2020, the Company obtained a loan in the amount of $10.0 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The principal amount of the loan and accrued interest are eligible for forgiveness. The Company used the entire loan amount for qualifying expenses, and the entire amount borrowed under the loan, including all accrued interest, was forgiven by the United States Small Business Administration (“SBA”) in July 2021.

•
During the fourth quarter of 2020, the Ritter Companies borrowed $17.0 million under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act (the “Main Street Loan”) and used all of the net proceeds to refinance a portion of the amount outstanding under the Antara Financing Agreement and to pay related prepayment premiums. The entire outstanding principal balance of the Main Street Loan, together with all accrued and unpaid interest, is due and payable in full on December 14, 2025.

The following significant transactions and events affecting the Company’s liquidity occurred following the year ended December 31, 2020:

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
•
Purchases of trucks and trailers to reduce purchased transportation and truck rental expenses; and
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

Refer to Notes 1, 6, 7 and 11 to the consolidated financial statements for further information regarding our debt, factoring, and lease obligations, including the future maturities of such obligations. Refer to Note 15 to the consolidated financial statements for further information regarding changes in our debt obligations and liquidity subsequent to December 31, 2020.

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

The most significant fair value estimates include intangible assets (customer relationships and trade names) subject to amortization. We recorded $4.0 million of acquired intangible assets in connection with our 2019 acquisitions. These amounts of intangible assets were determined based primarily on the acquiree’s projected cash flows. The projected cash flows include various assumptions, including estimated revenue growth rates, operating margins, customer attrition rates, royalty rates, and the appropriate risk-adjusted discount rates used to discount the projected cash flows. The residual value assigned to goodwill was $22.0 million for the 2019 acquisitions.

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

The impairment test process requires valuation of the reporting unit, which we determine using primarily the income, or discounted cash flows, approach. The assumptions about future cash flows and growth rates are based on the reporting unit's long-term forecast and are subject to review and approval by senior management. A reporting unit’s discount rate is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

During the years ended December 31, 2020 and 2019, the annual impairment test did not result in an impairment of goodwill.

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

Impairment expense of $2.3 million and $3.5 million was recorded during the years ended December 31, 2020 and 2019, respectively, related to the CNG Fueling Stations asset group.

Fair Valuation of Common Stock, Preferred Stock, Warrants and Stock Options

Our executive officers, directors and principal stockholders beneficially own a substantial majority of the Company’s outstanding common stock. The Company’s common stock does not have an observable quoted market price on the OTC Expert Market because the stock is thinly traded and is not eligible for proprietary broker-dealer quotations. As a result, we must utilize an alternative method to estimate the fair value of our common stock, including when the Company issues other equity instruments for which the common stock is the underlying security. We first use primarily the income, or discounted cash flows, approach to determine the estimated fair value of our total equity. The assumptions about future cash flows and growth rates are based on the Company's long-term forecast and are subject to review and approval by senior management. The discount rate utilized is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. We then use the option-pricing equity allocation method to allocate the estimated total equity value to our common stock and preferred stock. The inputs and assumptions used in the option-pricing model include: (1) the discount rate; (2) the estimated time to liquidity; (3) the Company's expected stock price volatility; (4) the estimated discount for the lack of marketability; and (5) the risk-free interest rate. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. The estimated fair value of the Company’s common stock is a key assumption in the fair valuation of the preferred stock, warrants and stock options the Company issues.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 31, 2020, the Company had federal and state net operating losses of approximately $50.5 million and $30.1 million, respectively. As of December 31, 2019, the Company had federal and state net operating losses of approximately $40.0 million and $25.0 million, respectively. As of December 31, 2020, the Company has approximately $5.9 million of the federal net operating losses available to offset future taxable income for 20 years and will begin to expire in 2036. The remaining $44.6 million of federal net operating losses are carried forward indefinitely to offset future taxable income up to an 80% limitation of taxable income in the year of use. The state net operating losses begin to expire in 2021. These federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

Recently Issued Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements included in this report.

Seasonality and Inflation

Due to increased USPS volume, the Company’s revenue and activity typically increase during the last quarter of each calendar year. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. The Company also may suffer from weather-related or other events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy the Company’s assets or adversely affect the business or financial condition of customers, any of which could adversely affect the Company’s results or make the Company’s results more volatile.

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

Board of Directors and Shareholders

EVO Transportation & Energy Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of EVO Transportation & Energy Services, Inc. and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company incurred a net loss of $46.8 million during the year ended December 31, 2020, and as of that date, the Company’s current liabilities exceeded its current assets by $98.9 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Tulsa, Oklahoma

January 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EVO Transportation & Energy Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVO Transportation & Energy Services, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 20219, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

August 10, 2021

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Balance Sheets

	December 31,
($ in thousands, except per share data)	2020	2019
Assets
Current assets
Cash	$26,644	$3,274
Accounts receivable - trade, net	13,033	11,683
Alternative fuels tax credit receivable	1,054	2,442
Due from related party	40	—
Prepaids and other current assets	2,205	2,765
Total current assets	42,976	20,164
Non-current assets
Property and equipment, net	28,240	41,731
Goodwill	23,837	23,837
Intangible assets, net	5,087	6,045
Operating lease right-of-use assets, net	10,473	13,749
Finance lease right-of-use assets, net	27,913	3,436
Assets held for sale	—	450
Deposits and other long-term assets	3,797	2,326
Total non-current assets	99,347	91,574
Total assets	$142,323	$111,738
Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$11,698	$16,262
Accrued expenses and other current liabilities	18,589	12,880
Accrued interest - related party	2,249	1,482
Embedded derivative liability	2,278	1,021
Warrant liabilities	11,264	—
Advances under factoring arrangements	24,397	18,046
Current portion of long-term debt	12,727	5,681
Current portion of long-term debt - related party	50,252	25,656
Operating lease liabilities, current portion	3,801	4,161
Finance lease liabilities, current portion	4,597	1,196
Total current liabilities	141,852	86,385
Non-current liabilities
Long-term debt, less current portion	24,737	12,109
Long-term debt, less current portion - related party	3,379	12,012
Operating lease liabilities, less current portion	6,553	9,374
Finance lease liabilities, less current portion	24,884	2,615
Deferred tax liability	17	375
Total non-current liabilities	59,570	36,485
Total liabilities	201,422	122,870
Commitments and contingencies (Note 12)
Temporary Equity
Series A Redeemable Convertible Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding, includes accrued and undeclared dividends $98 (December 31, 2020) and $41 (December 31, 2019) liquidation preference $398 (December 31, 2020) and $341 (December 31, 2019)	398	341
Series B Redeemable Convertible Preferred stock, $0.0001 par value; 3,075,000 shares authorized, 2,050,000 shares issued and outstanding, includes accrued and undeclared dividends $474 (December 31, 2020) and $0 (December 31, 2019) liquidation preference $6,625 (December 31, 2020) and $0 (December 31, 2019)	6,625	—
Redeemable common stock, at redemption value; 2,240,000 (December 31, 2020 and 2019)	1,200	1,200
Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,972,815 (December 31, 2020) and 12,093,834 (December 31, 2019) shares issued and outstanding	2	1
Common stock subscribed and not yet issued 80 (December 31, 2020) and 8,664 (December 31, 2019)	—	12
Common stock issuable	3,474	3,474
Additional paid-in capital	30,821	38,611
Accumulated deficit	(101,619)	(54,771)
Total stockholders’ deficit	(67,322)	(12,673)
Total liabilities, temporary equity, and stockholders’ deficit	$142,323	$111,738

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
($ in thousands, except per share data)	2020	2019
Revenue
Trucking	$228,276	$177,419
CNG	999	1,727
Total revenue	229,275	179,146
Operating expenses
Payroll, benefits and related	105,480	84,804
Purchased transportation	38,889	33,543
Fuel	22,881	22,133
General and administrative	18,501	13,041
Operating supplies and expenses	16,110	10,352
Depreciation and amortization	14,760	7,838
Equipment rent	10,746	13,688
Maintenance and supplies	10,227	12,066
Insurance and claims	9,767	7,967
Impairment of long lived assets	2,302	3,616
Loss on sale of fixed assets	1,269	—
Change in fair value of contingent consideration	296	—
CNG expenses	498	635
Total operating expenses	251,726	209,683
Operating loss	(22,451)	(30,537)
Other income (expense)
Interest expense	(14,982)	(7,672)
Change in fair value of embedded derivative liability	(1,257)	(171)
Realized and unrealized gains on derivative liability, net	—	11
Change in fair value of warrant liabilities	1,975	—
Gain on conversion of accounts payable - related party	—	173
Loss on extinguishment of debt	(9,994)	—
Other miscellaneous income	67	79
Total other expense	(24,191)	(7,580)
Loss before income taxes	(46,642)	(38,117)
(Provision) benefit for income taxes	(206)	5,403
Net loss	$(46,848)	$(32,714)
Accrued and undeclared preferred stock dividends in arrears	532	24
Issuance of warrants as deemed dividend - related party	455	—
Net loss available to common stockholders	$(47,835)	$(32,738)
Basic and diluted weighted average common shares outstanding	21,176,453	11,334,982
Basic and diluted net loss per common share	$(2.26)	$(2.89)

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

	Common Stock		Common Stock Subscribed		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands)	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2018	2,258,530	$—	500,000	$415	$—	$9,976	$(22,057)	$(11,666)
Accounts payable converted to common stock	10,000	—	—	—	—	10	—	10
Common stock issued for services - related party	10,000	—	—	—	—	25	—	25
Issuance of common stock for cash	4,560,000	—	—	—	—	11,400	—	11,400
Stock-based compensation expense	—	—	—	—	—	1,555	—	1,555
Common stock issued in acquisitions	7,230,982	1	(500,000)	(415)	—	7,768	—	7,354
Fair value of warrants, net of issuance costs, and common stock issued in connection with Antara financing arrangement	98,000	—	—	—	—	7,785	—	7,785
Accounts payable-related party converted to common stock	117,092	—	—	—	—	120	—	120
Issuance of common stock for payment of Senior Bridge notes interest	14,074	—	—	—	—	14	—	14
Common stock issued for note payable and accrued interest	35,156	—	8,664	12	—	48	—	60
Obligation to issue common stock and warrants	—	—	—	—	3,474	—	—	3,474
Accretion of Series A redeemable preferred stock	—	—	—	—	—	(66)	—	(66)
Series A redeemable preferred stock dividend	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(32,714)	(32,714)
Balance - December 31, 2019	14,333,834	1	8,664	12	3,474	38,611	(54,771)	(12,673)
Reclassification of warrants from equity classified to liability classified	—	—	—	—	—	(7,648)	—	(7,648)
Common stock issued for accrued interest	8,664	—	(8,664)	(12)	—	12	—	—
Issuance of common stock for cash - related party	1,260,000	—	—	—	—	3,150	—	3,150
Redemption of common stock for Series B redeemable preferred stock - related party	(1,260,000)	—	—	—	—	(3,150)	—	(3,150)
Issuance of warrants as deemed dividend - related party	—	—	—	—	—	(455)	—	(455)
Common stock issued for Finkle contingent consideration liability	870,317	1	—	—	—	296	—	297
Common stock issued for services	—	—	80	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	536	—	536
Series A redeemable preferred stock dividend	—	—	—	—	—	(57)	—	(57)
Series B redeemable preferred stock dividend	—	—	—	—	—	(474)	—	(474)
Net loss	—	—	—	—	—	—	(46,848)	(46,848)
Balance - December 31, 2020	15,212,815	$2	80	$—	3,474	$30,821	$(101,619)	$(67,322)

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(46,848)	$(32,714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,760	7,838
Non-cash lease expense	4,462	3,233
Loss on sale of assets	1,269	190
Amortization of debt discount and debt issuance costs	2,066	1,616
Deferred income taxes	(358)	(5,473)
Stock option and warrant-based compensation	536	1,555
Impairment	2,302	3,616
Non-cash interest expense	5,536	4,552
Change in fair value of embedded derivative liability	1,257	171
Bad debt expense	82	140
Change in fair value of warrant liabilities	(1,975)	—
Change in fair value of contingent consideration	296	—
Loss on extinguishment of debt	9,994	—
Common stock issued for services - related party	—	25
Common stock issued for interest	—	35
Realized gain on derivative liability	—	(11)
Gain on conversion of accounts payable to common stock	—	(186)
Changes in assets and liabilities
Accounts receivable - trade	(1,433)	(723)
Accounts receivable - related party	—	41
Alternative fuels tax credit receivable	1,388	(2,144)
Due from related party	—	(135)
Other assets	(922)	(1,388)
Accounts payable	(4,562)	1,521
Accounts payable - related party	—	(45)
Accrued expenses and other current liabilities	5,708	5,923
Accrued interest - related party	767	559
Operating lease liabilities	(4,347)	(3,374)
Net cash used in operating activities	(10,022)	(15,178)
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(19,482)
Purchases of equipment	(92)	(3,070)
Proceeds from sale of assets	1,030	196
Net cash provided by (used in) investing activities	938	(22,356)
Cash flows from financing activities
Proceeds from sale of common stock, preferred stock and warrants	6,150	11,400
Proceeds from issuance of debt	26,692	30,130
Payments of principal on debt	(5,880)	(10,815)
Proceeds from sale-leaseback	—	913
Proceeds from issuance of debt - related party	6,150	400
Payments of principal on debt - related party	(966)	(512)
Payments on fuel advance	—	(88)
Advances from factoring arrangements	185,438	163,496
Payments on factoring arrangements	(180,811)	(153,836)
Debt issuance costs	(674)	(678)
Payments on finance lease liabilities	(3,645)	(908)
Payments on related party advances	—	(324)
Net cash provided by financing activities	32,454	39,178
Net increase in cash	23,370	1,644
Cash - beginning of year	3,274	1,630
Cash - end of year	$26,644	$3,274

Supplemental disclosures of cash flow information:
Income tax paid	$91	$8
Interest paid	$3,409	$4,610

Supplemental schedule of non-cash investing and financing activities:
Fair value of common stock and redeemable common stock issued for acquisitions	$—	$8,553
Debt issued to sellers for acquisitions	$—	$6,430
Fixed assets acquired with debt issuance	$—	$234
Common stock for settlement of accounts payable - related party	$—	$119
Common stock for settlement of accounts payable	$—	$10
Common stock for settlement of note payable	$—	$48
Assignment of related party receivable to repay related party debt	$—	$402
Common stock and warrants issuable for purchase of equipment	$—	$3,474
Fair value of warrants and common stock issued in connection with financing arrangements	$1,370	$8,061
Held-for-sale assets sold for noncash consideration	$450	$—

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

EVO Transportation & Energy Services, Inc. is a transportation provider serving the United States Postal Service (“USPS”) and other customers. EVO serves the USPS with a diversified fleet of tractors, straight trucks, and other vehicles that currently operate on either diesel fuel or compressed natural gas (“CNG”). In certain markets, we fuel our vehicles at one of our three CNG stations that serve other customers as well. In addition to our USPS mail transportation and delivery services, we provide freight and brokerage services to various corporate customers. In connection with providing our mail transportation and delivery services to the USPS and our freight services to other corporate customers, we outsource the transportation of certain loads to third-party carriers. We operate from our headquarters in Phoenix, Arizona and from 10 main terminals located throughout the United States.

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

Going Concern

As of December 31, 2020, the Company had a cash balance of $26.6 million, a working capital deficit of $98.9 million, stockholders’ deficit of $67.3 million, and material debt and lease obligations of $155.3 million, which included term loan borrowings under a financing agreement with Antara Capital. During the year ended December 31, 2020, the Company reported cash used in operating activities of $10.0 million and a net loss of $46.8 million.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following significant transactions and events affecting the Company’s liquidity occurred during the year ended December 31, 2020:

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

The following significant transactions and events affecting the Company’s liquidity occurred following the year ended December 31, 2020:

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

Notes to Consolidated Financial Statements

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

Refer to Notes 6, 7, and 11 to the consolidated financial statements for further information regarding the Company’s debt, factoring, and lease obligations, including the future maturities of such obligations. Refer to Note 15 to the consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to December 31, 2020.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts where accounts may exceed federally insured limits at times. There were no cash equivalents as of December 31, 2020 and 2019.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of the accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance. Receivable balances are written off against the allowance for doubtful accounts when, in the judgment of management, they are considered uncollectible.

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

As of December 31, 2020 and 2019, the USPS accounted for 69% and 65% of the consolidated trade accounts receivable balance, respectively. During the years ended December 31, 2020 and 2019, the USPS generated revenue representing 88% and 88%, respectively, of total trucking revenue and 87% and 88%, respectively, of the Company’s consolidated revenue. The USPS is operated by the United States Federal government; therefore, the Company does not believe there is significant credit risk related to the accounts receivable balance due from the USPS. If the Company were to lose its relationship, or is unable to renew existing contracts, with the USPS, it would have a material adverse effect on the Company’s financial condition and results of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense as incurred. Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations. Depreciation is provided utilizing the straight-line method over the following estimated useful lives.

Years
Tractors	7
Trailers	14
Equipment	5
Buildings	35
Leasehold improvements	5

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. All of the Company’s goodwill is recorded in the Trucking reporting unit, which has a negative carrying value as of December 31, 2020 and 2019.

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

The Company performed its annual goodwill impairment tests for 2020 and 2019 by completing quantitative impairment analyses of the Trucking reporting unit goodwill, and management concluded the goodwill was not impaired.

Intangible Assets

The Company's intangible assets consist of customer relationships, trade names and non-competition agreements. The Company carries these intangible assets at cost, less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. There were no indefinite-lived intangible assets at December 31, 2020 and 2019.

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

The Company recorded long-lived asset impairment charges of $2.3 million and $3.6 million during the years ended December 31, 2020 and 2019, respectively, related primarily to its CNG Fueling Stations. Refer to Note 10, Fair Value Measurements, for further details.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument.

Management of the Company has determined that the administrative effort required to account for derivative instruments as cash flow hedges is greater than the financial statement presentation benefit. As a result, the Company marks its derivative instruments to fair value and records the changes in fair value as a component of other income and expense. Cash settlements of such instruments are likewise shown as a component of other income and expense and as a component of cash flows from operating activities on the statements of cash flows. The Company settled all of its commodity hedges during the year ended December 31, 2019 and the impact on the Company’s results of operations was immaterial during the year ended December 31, 2019. As of December 31, 2020 and 2019, the Company had no derivative assets or liabilities related to commodity hedging instruments recorded in the accompanying consolidated balance sheets.

Fair Valuation of Common Stock, Preferred Stock, Warrants and Stock Options

Our executive officers, directors and principal stockholders beneficially own a substantial majority of the Company’s outstanding common stock. The Company’s common stock does not have an observable quoted market price on the OTC Expert Market because the stock is thinly traded and is not eligible for proprietary broker-dealer quotations. As a result, we must utilize an alternative method to estimate the fair value of our common stock, including when the Company issues other equity instruments for which the common stock is the underlying security. We first use primarily the income, or discounted cash flows, approach to determine the estimated fair value of our total equity. The assumptions about future cash flows and growth rates are based on the Company's long-term forecast and are subject to review and approval by senior management. The discount rate utilized is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. We then use the option-pricing equity allocation method to allocate the estimated total equity value to our common stock and preferred stock. The inputs and assumptions used in the option-pricing model include: (1) the discount rate; (2) the estimated time to liquidity; (3) the Company's expected stock price volatility; (4) the estimated discount for the lack of marketability; and (5) the risk-free interest rate. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. The estimated fair value of the Company’s common stock is a key assumption in the fair valuation of the preferred stock, warrants and stock options the Company issues.

Stock-Based Compensation

The Company accounts for stock-based compensation awards based on the fair value of the award as of the grant date, which is calculated using the Black-Scholes option pricing model. The Company recognizes stock-based compensation expense on a straight-line basis over the awards’ vesting period and accounts for forfeitures as they occur.

Some of the Company’s currently outstanding awards provide for the acceleration of vesting of all shares underlying the award upon the occurrence of the Company completing an aggregate of at least $30 million of any combination of debt and/or equity financing transactions after the date of grant. Since such financing transactions are outside the Company’s control, the Company does not deem the performance condition to be probable of achievement until the cumulative financing transactions have been completed. Once the cumulative financing transactions have been completed and the vesting of the awards is accelerated, the Company accelerates its recognition of stock-based compensation expense and records any previously unrecognized compensation cost associated with the affected awards on such date.

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

	For the Years Ended December 31,
	2020	2019
Stock options	9,539,249	6,269,250
Warrants	12,106,255	9,881,255
Common stock to be issued upon conversion of Secured convertible promissory notes	1,751,542	1,602,000
Common stock to be issued upon conversion of Redeemable Series A Preferred stock	132,647	113,764
Common stock to be issued upon conversion of Redeemable Series B Preferred stock	2,208,384	—
Common stock to be issued upon conversion of Convertible promissory notes - related parties	7,411,250	7,306,250
Common stock and warrant to be issued for purchase of fixed assets	2,348,000	2,348,000
Total	35,497,327	27,520,519

Revenue Recognition

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
•
Transaction Price – The transaction price is based on the awarded agreement for the multi-year contract. The prices are based on miles travelled that adjust monthly for fuel pricing indexes. Depending on the contract, the total transaction price may consist of mileage revenue, fuel adjustments, accessorial fees and fees for additional deliveries outside of the scope of the annual contract. There is no significant financing component in the transaction price, as the USPS generally pays within the contractual payment terms of 30 to 60 days.
•
Allocating Transaction Price to Performance Obligations – The transaction price is allocated in its entirety to transportation services, as this is the only performance obligation.
•
Revenue Recognition – Revenues are recognized over time as satisfaction of the promised contractual delivery agreements are completed, in an amount that reflects the rate per mile set in the contract. Generally, the Company does not have material revenue in transit at period end.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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
•
Transaction Price – Depending on the contract, the total transaction price may consist of mileage revenue, fuel adjustments, and accessorial fees. There is no significant financing component in the transaction price, as the customers generally pay within the contractual payment terms of 30 to 90 days.
•
Allocating Transaction Price to Performance Obligations – The transaction price is allocated in its entirety to transportation services, as this is the only performance obligation.
•
Revenue Recognition – Revenues are recognized over time as satisfaction of the promised contractual delivery agreements are completed. Generally, the Company does not have material revenue in transit at period end.

CNG Fueling Stations

The Company’s CNG is sold predominately pursuant to contractual commitments. These contracts typically include a stand-ready obligation to supply natural gas daily.

•
Contract Identification – A legally enforceable contract is executed by both parties at the time a customer pumps the fuel from the station. Although the Company may have contractual agreements, these agreements only establish general terms. There is no financial obligation until the customer receives and consumes the benefits provided by the Company’s performance as the stand-ready obligations are being satisfied.
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
•
Revenue Recognition – The Company recognizes revenue for fuel sales at the point in time the customer receives and consumes the benefits.

Management has determined that that the Company acts as the principal (rather than the agent) with respect to its Trucking and CNG operations because it is primarily responsible for fulfilling the promise to provide the specified good or service and has discretion in establishing the price for the specified good or service. Accordingly, the Company recognizes revenue on a gross basis. In accordance with ASC 606-10-50, the Company disaggregates Trucking revenue from contracts with its customers between USPS revenue and Freight revenue as follows:

	December 31,
($ in thousands)	2020	2019
USPS revenue	$200,494	$157,210
Freight revenue	26,179	19,595
Other revenue	1,603	614
Total Trucking revenue	$228,276	$177,419

Loss Contingencies

From time to time, we are involved in litigation, claims, contingencies and other legal matters. We record a charge equal to at least the minimum estimated liability for a loss contingency borne by the Company when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of the loss can be reasonably

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

estimated. We expense legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of December 31, 2020 and 2019, respectively. Interest and penalties associated with tax positions are recorded within income tax expense. Tax years that remain subject to examination include 2017 through the current year for federal and generally 2015 through the current year for state purposes.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

On January 2, 2019, Sheehy Enterprises, Inc. (“SEI”), a related party, and Sheehy entered into an equipment lease agreement (the “Equipment Lease”), whereby SEI agreed to lease to Sheehy certain truck and trailer equipment and real estate owned by SEI. The Company agreed to pay SEI an amount equal to $92,000 per month for approximately 44 months, in addition to a promissory note (the “Sheehy Note”) in the principal amount of $0.4 million to SEI. The Sheehy Note bears interest at the rate of 5.65% per annum and had an initial maturity date of March 3, 2019. The Sheehy Note provides for up to four automatic extensions of the maturity date of 30 days each, provided that the Sheehy Note is not in default as of the date of each extension. If the principal and accrued interest on the Sheehy Note are not repaid by the end of the final maturity date extension term, then the principal and accrued interest amount of the Sheehy Note increases to $0.45 million and the balance of the Sheehy Note automatically converts into shares of the Company’s common stock at a rate of $2.50 per share. As of the final maturity extension date, the principal amount of $0.4 million was outstanding. In accordance with the terms of the Sheehy Note, the principal amount increased to $0.45 million. There also were intercompany receivables and payables due by and between EVO and certain entities owned by SEI shareholders (see Note 5 – Related Party Transactions – Due from Related Party). On November 18, 2019, the Company entered into an Intercompany Debt Repayment and Settlement Agreement (the “Intercompany Agreement”) by and between the Company, the stockholder, SEI and North American Dispatch Systems (“NADS”). Pursuant to this agreement, EVO assigned $0.4 million of its outstanding receivable balance due from NADS as partial payment of the Sheehy Note. The remaining principal amount due of $48,000, plus accrued interest on the Sheehy Note of $40,000 was paid in the form of 35,156 shares of EVO common stock. No gain on settlement of related party debt was recorded. No further amounts are owed on the Sheehy Note.

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

Finkle and Courtlandt

On July 19, 2019, but effective July 15, 2019, the Company acquired all of the outstanding equity interests in Finkle and Courtlandt in exchange for the following purchase consideration: (i) 1,250,000 shares of the Company’s common stock; (ii) $1.25 million in cash paid at closing; and (iii) an earnout of up to approximately 1,000,000 additional shares of the Company’s common stock, subject to the attainment of a specified performance target (Finkle and Courtlandt post-acquisition EBITDA) in the 12 months after the acquisition date. The Company recorded an estimated contingent liability related to the earnout of $0 as of the acquisition date and December 31, 2019, respectively. The acquisition date fair value of the liability is included in purchase consideration and subsequent changes in the estimated fair value of the liability are included in general and administrative expense in the consolidated statement of operations.

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

2019
($ in thousands, except per share data)	(Unaudited)
Revenue	$213,905
Net loss	$(37,771)
Net loss available to common shareholders	$(37,795)
Basic and diluted weighted average common shares outstanding	14,320,720
Basic and diluted loss per common share	$(2.64)

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

Divestiture

On January 13, 2020, the Company entered into and consummated a definitive agreement to sell substantially all of the assets of its Truckserv maintenance operations, representing those assets related to third party maintenance services provided to operators of commercial vehicles, for a purchase price of $0.45 million. The purchase price is receivable as follows: (i) $10,000 per month, for fifteen months, payable by application against the interest otherwise payable under the JB Lease Note and (ii) $0.3 million applied as partial payment of the outstanding principal balance of the JB Lease Note, which payment was effective on the closing date. The related assets have been presented as held for sale on the consolidated balance sheet as of December 31, 2019. No material gain or loss was recognized during the years ended December 31, 2019 or 2020. This divestiture is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it is not reported as a discontinued operation.

Note 3 - Balance Sheet Disclosures

Accounts receivable are summarized as follows:

	December 31,
($ in thousands)	2020	2019
Accounts receivable – trade	$13,091	$11,823
Allowance for doubtful accounts	(58)	(140)
	$13,033	$11,683

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Property and equipment consist of the following:

	December 31,
($ in thousands)	2020	2019
Tractors, trailers and other vehicles	$38,845	$40,229
Equipment	1,006	3,999
Buildings	—	1,343
Land	976	976
Leasehold improvements	343	343
Office equipment	71	41
Computer equipment	48	63
	41,289	46,994
Less accumulated depreciation	(13,049)	(5,263)
	$28,240	$41,731

Depreciation expense for the years ended December 31, 2020 and 2019, was $9.0 million and $5.9 million, respectively.

Intangible assets consist of the following:

	December 31, 2020			December 31, 2019
($ in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$4,604	$(1,499)	$3,105	$4,604	$(898)	$3,706
Trade names	2,416	(640)	1,776	2,416	(348)	2,068
Non-competition agreements	325	(119)	206	325	(54)	271
	$7,345	$(2,258)	$5,087	$7,345	$(1,300)	$6,045

Amortization expense for the years ended December 31, 2020 and 2019, was $1.0 million and $0.9 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 8.3 years as of December 31, 2020, of which the weighted-average remaining useful life for the customer relationships was 8.4 years, for the trade names was 8.9 years, and for the non-competition agreements was 3.2 years.

Future amortization expense will be approximately as follows:

Year Ending December 31,
($ in thousands)
2021	$946
2022	830
2023	768
2024	545
2025	321
Thereafter	1,677
$5,087

Goodwill consists of the following:

	December 31,
($ in thousands)	2020	2019
Beginning balance	$23,837	$2,887
Acquisitions	—	22,020
Reclassified to Assets held for sale	—	(149)
Reduction of goodwill	—	(1,018)
Acquisition measurement period adjustment	—	97
	$23,837	$23,837

All of the Company's goodwill is included in its Trucking reporting unit.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Accrued expenses and other current liabilities consist of the following:

	December 31,
($ in thousands)	2020	2019
Compensation, related taxes and benefits	$6,751	$4,972
Deferred revenue	6,337	—
Purchased transportation	2,158	3,542
Other	3,343	4,366
	$18,589	$12,880

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

	Year Ended December 31, 2020
($ in thousands)	Trucking	CNG	Corporate and Unallocated	Total
Revenue	$228,276	$999	$—	$229,275
Operating expenses, excluding depreciation, amortization, and impairment	$(222,140)	$(1,045)	$(11,479)	$(234,664)
Depreciation and amortization	$(14,575)	$(179)	$(6)	$(14,760)
Impairment	$—	$(2,302)	$—	$(2,302)
Operating loss	$(8,442)	$(2,527)	$(11,482)	$(22,451)

	Year Ended December 31, 2019
($ in thousands)	Trucking	CNG	Corporate and Unallocated	Total
Revenue	$177,419	$1,727	$—	$179,146
Operating expenses, excluding depreciation, amortization, and impairment	$(186,105)	$(1,375)	$(10,749)	$(198,229)
Depreciation and amortization	$(7,403)	$(435)	$—	$(7,838)
Impairment	$(149)	$(3,467)	$—	$(3,616)
Operating loss	$(16,238)	$(3,550)	$(10,749)	$(30,537)

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

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by an individual who served as one of the Company’s officers until October 2020. Under the agreement, the Company paid a monthly fee for this technology based on the number of devices installed across the Company’s fleet. During the years ended December 31, 2020 and 2019, the Company recognized expense of approximately $1.1 million and $0.4 million, respectively, related to this software technology, and there were no amounts owed as of December 31, 2020 or 2019.

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

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $2.2 million and $1.5 million as of December 31, 2020 and 2019, respectively.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

For long-term contracts with credit worthy customers, the Factor may advance, at their discretion, unearned future contract amounts. Unearned advances are secured by all factored and non-factored long-term contract cash receipts, which are remitted directly to the Factor by the customer. Earned and unearned components included in Advances from factoring arrangement are as follows:

	December 31,
($ in thousands)	2020	2019
Purchased accounts receivable	$7,924	$7,680
Unearned future contract advances	16,473	10,366
Total	$24,397	$18,046

The Factor may require, at their discretion at any time, the Company to repay unearned future contract advances or purchased accounts receivable that have not been paid by the customer. Financing costs are primarily comprised of an interest rate of Prime (subject to a 4% floor) plus 2.0% (resulting in rates of 6% and 6.75% as of December 31, 2020 and 2019, respectively). There is also a factor fee of 0.25% of the face amount of the invoice factored and an associated penalty increase for purchased accounts that remain unpaid for 31 days. Total interest and financing fees for factored receivables for the years ended December 31, 2020 and 2019 were $1.7 million and $1.8 million, respectively. The fees are included in interest expense in the consolidated statements of operations.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

Waiver and Agreement to Issue Warrant

Effective March 31, 2020, the Company entered into a Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent, which modified a certain affirmative covenant and waived another affirmative covenant in the Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share as an incentive. The Company accounted for this issuance to Antara as an extinguishment of the existing debt and the execution of a new debt instrument. The Company recorded a $10.1 million loss on extinguishment of debt related to unamortized debt discount and debt issuance costs, which was recorded within loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2020.

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

The Company classified the $33.6 million unpaid principal balance, which includes $2.7 million of capitalized interest, as a current liability as of December 31, 2020 due to the occurrence of one or more covenant violations during 2020, including violations of the EBITDA-based financial covenant throughout 2020, and the probability of recurrence of covenant violations other than the EBITDA-based covenant during 2021. The Company also classified the $25.4 million unpaid principal balance, which includes $0.9 million of capitalized interest, as a current liability as of December 31, 2019 due to the existence of one or more covenant violations.

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

Main Street Priority Loan Program Facility with Commerce Bank of Arizona, Inc.

On December 29, 2020, EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, and Ritter Transportation Systems, Inc. (collectively, the “Borrowers”), each of which is a subsidiary owned directly or indirectly by the Company, entered into a Loan Agreement dated December 14, 2020 (the “Loan Agreement”) and related documents (together with the Loan Agreement, the “Loan Documents”) for a loan in the amount of up to $17.0 million (the “Main Street Loan”) serviced by Commerce Bank of Arizona, Inc. (the “Bank”) as lender under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act. The Borrowers and the Bank subsequently entered into a Modification Agreement to the Loan Agreement dated December 22, 2020 (the “Modification Agreement”) and a Second Modification Agreement to the Loan Agreement dated December 23, 2020 (the “Second Modification Agreement”). During the first quarter of 2021, the Borrowers used all of the net proceeds of the Main Street Loan to refinance a portion of the amount

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

outstanding under the Financing Agreement discussed above under the caption “Forbearance Agreement and Incremental Amendment to Financing Agreement” and to pay related prepayment premiums.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Debt (with unrelated parties) consists of:

	December 31,
($ in thousands)	2020		2019
(a) Main Street Loan	$17,033		$—
(b) PPP Loan	10,000		—
(c) $1.3 million note payable	683		814
(d) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	1,099	(1)	1,005
(e) $0.3 million note payable	149		225
(f) Three equipment notes payable	—		24
(g) Thunder Ridge supplier advance	881		890
(h) Various notes payable acquired from JB Lease	1,726		3,575
(i) $0.8 million note payable	504		673
(j) $0.3 million note payable	—		224
(k) $3.8 million note payable	2,403		3,203
(l) Equipment notes payable acquired from Sheehy	—		614
(m) Notes payable acquired from Sheehy	484		787
(n) Notes payable to two financing companies	1,082		1,400
(o) Finkle equipment notes	2,907		4,450
Total before debt issuance costs and debt discount	38,951		17,884
Debt issuance costs	(1,147)		(38)
Debt discount	(340)		(56)
	37,464		17,790
Less current portion	(12,727)		(5,681)
Long-term debt, less current portion	$24,737		$12,109

(1) Classified as a current liability as of December 31, 2020 due to the existence of one or more covenant violations.

(a)
Main Street Loan

The $17.0 million loan bears interest at a rate equal to 3% percent per year plus the LIBOR Index. Beginning March 14, 2020, the Borrowers must make quarterly interest payments, and the Borrowers must make payments equal to 15% of the outstanding principal balance plus capitalized interest on each of December 14, 2023 and December 14, 2024. The entire outstanding principal balance, together with all accrued and unpaid interest, is due and payable in full on December 14, 2025.

As of December 31, 2020, the unamortized debt discount was $0.3 million and the unamortized debt issuance costs was $1.1 million.

(b)
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

(c)
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

(d)
$4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)

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

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company is required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. During the years ended December 31, 2020 and 2019, the Company incurred $0.5 million and $0.2 million, respectively, and paid $0.1 million and $0.2 million, respectively, in liquidated damages to noteholders.

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

As of December 31, 2020 and 2019, the unamortized debt discount was $0 and $0.2 million, respectively, and the unamortized debt issuance costs were $0 and $0.2 million, respectively. For the years ended December 31, 2020 and 2019, interest of $0.4 million and $0, respectively, was added to the principal balance. The Company classified the $1.1 million unpaid principal balance, in addition to the $3.3M portion of the Secured Convertible Notes held by a related party, as a current liability as of December 31, 2020 due to the existence of one or more covenant violations.

(e)
$0.3 million note payable

The $0.3 million note payable was issued during November 2018, with interest at 3% and a maturity date of October 2022. The note calls for quarterly principal payments on January, April, July, and October 1st of $18,750 plus the related accrued interest.

(f)
Three equipment notes payable

The three equipment notes are payable to banks and were acquired in the Thunder Ridge acquisition with interest rates ranging from 2.99% to 6.92%, with maturity dates between September 2020 and January 2023. The notes are collateralized by equipment.

(g)
Thunder Ridge supplier advance

Thunder Ridge signed an agreement with a supplier on August 31, 2017, in which $1.0 million was advanced to Thunder Ridge during 2017. The advance bears interest at 8.5%, is collateralized by substantially all of Thunder Ridge’s assets, and has a July 2022 maturity date.

(h)
Various notes payable acquired from JB Lease

The various notes payable acquired from JB Lease were issued to multiple lenders with interest rates ranging from 3.9% to 5.1% per annum. The notes have maturity dates ranging from September 2019 to August 2024. These notes are collateralized by transportation equipment and guaranteed by the stockholders of the Company.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

(i)
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

(l)
Equipment notes payable acquired from Sheehy

The equipment notes payable acquired from Sheehy, payable to various financing companies, have maturity dates varying from June 2020 to August 2020 and interest rates ranging from 3.1% to 4.1% per annum. The notes are guaranteed by stockholders and secured by the equipment and a general business security interest.

(m)
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

(n)
Notes payable to two financing companies

Notes payable to two financing companies issued in February 2019 and October 2019 with maturity dates in March 2023 and October 2024, respectively. The interest rates range from 4.5% to 8.94%, and the notes are collateralized by certain equipment.

(o)
Finkle equipment notes

Equipment notes payable with interest rates ranging from 5.2% to 11.8% and maturity dates between May 2020 and September 2025. The notes are collateralized by equipment.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Debt (with related parties) consists of:

	December 31,
($ in thousands)	2020		2019
(a) Antara Financing Agreement	$33,616	(1)	$25,377
(b) Four promissory notes with an aggregate principal amount of $9.5 million	9,500		9,500
(c) $3.8 million senior promissory note	3,800	(2)	3,800
(d) $4.0 million promissory note	4,000	(2)	4,000
(e) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	3,280	(2)	3,000
(f) $2.5 million promissory note - stockholder	1,732	(2)	1,972
(g) $6.4 million promissory note - stockholder	6,111	(2)	6,417
(h) Notes payable acquired from Ritter	439		487
Total before debt issuance costs and debt discount	62,478		54,553
Debt issuance costs	(36)		(615)
Debt discount	(8,811)		(16,270)
	53,631		37,668
Less current portion	(50,252)		(25,656)
Long-term debt, less current portion - related party	$3,379		$12,012

(1) Classified as a current liability as of December 31, 2020 due to the probability of recurrence of covenant violations, other than the EBITDA-based covenant, during 2021.

(2) Classified as a current liability as of December 31, 2020 due to the existence of one or more covenant violations not based on financial metrics.

(a)
Antara Financing Agreement

The $33.6 million of Term Loans bear interest at 14.5% per annum. The maturity date is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan (March 15, 2026) or the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan, whichever occurs first. Until December 31, 2019, interest on the term loan was paid in kind and capitalized as additional principal, and the Company had the option to pay interest on the capitalized interest in cash or in kind. After December 31, 2019, monthly interest payments were due in cash. Beginning with the Omnibus Amendment and ending on December 14, 2020, interest was paid in kind at a rate of 17% per annum. Beginning December 14, 2020, interest on the Term Loans is payable in kind at 14.5% per annum for the first eight full or partial calendar quarters following December 14, 2020 and is payable in cash at the rate of 12.0% per annum commencing with the ninth calendar quarter following the effective date. All outstanding principal and interest is due on the maturity date.

As of December 31, 2020, the unamortized debt discount was $2.0 million and the unamortized debt issuance costs were less than $0.1 million. As of December 31, 2019, the unamortized debt discount was $8.6 million and the unamortized debt issuance costs were $0.5 million.

(b)
Four promissory notes with an aggregate principal amount of $9.5 million

The four promissory notes were issued to the former EAF members with interest at 1.5%, issued February 1, 2017, and mature February 1, 2026. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. These promissory notes are convertible into 7,000,000 shares of the Company's common stock. As of December 31, 2020 and 2019, the unamortized debt discount was $6.5 million and $7.1 million, respectively.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

In connection with the Financing Agreement and the Main Street Loan, amounts due under the senior promissory note were subordinated and extended to the earlier of March 2026 and the payment in full of the Financing Agreement and the Main Street Loan. Additionally, the holder agreed not to receive, accept, or demand payment under the subordinated obligation until all obligations under the Financing Agreement have been paid in full, except that the holder may continue to receive regularly scheduled interest payments so long as holder has not been informed that an event of default has occurred and is continuing under the Financing Agreement.

Also in connection with the Financing Agreement and as consideration for the subordination of the senior promissory note and the $4.0 million promissory note described below, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.2 million. As of December 31, 2020 and 2019, the remaining unamortized debt discount was $0.2 million and $0.2 million, respectively.

The Company classified the $3.8 million unpaid principal balance as a current liability as of December 31, 2020 due to the existence of one or more covenant violations not based on financial metrics.

(d)
$4.0 million promissory note

The $4.0 million promissory note was issued on February 1, 2017, to a former EAF member with interest at 7.5% and an original maturity date of February 2020. The note is guaranteed by substantially all the assets of EAF and the Company. No principal and interest payments are due until maturity.

In connection with the Financing Agreement and the Main Street Loan, amounts due under the promissory note were subordinated and extended to the earlier of March 2026 and the payment in full of the Financing Agreement and the Main Street Loan. Additionally, the holder agreed not to receive, accept, or demand payment under the subordinated obligation until all obligations under the Financing Agreement have been paid in full, except that the holder may continue to receive regularly scheduled interest payments so long as holder has not been informed that an event of default has occurred and is continuing under the Financing Agreement.

Also in connection with the Financing Agreement and as consideration for the subordination of the promissory note and the senior promissory note described above, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.3 million. As of December 31, 2020 and 2019, the remaining unamortized debt discount was $0.2 million and $0.2 million, respectively.

The Company classified the $4.0 million unpaid principal balance as a current liability as of December 31, 2020 due to the existence of one or more covenant violations not based on financial metrics.

(e)
$4.0 million Secured Convertible Promissory Notes ("Secured Convertible Notes")

Represents the portion of the Secured Convertible Notes issued during 2018 (discussed above) whereby the noteholder is a related party. On March 17, 2021, as result of the Settlement Agreement and Release dated March 12, 2021 discussed in Note 15, Subsequent Events, the noteholder is no longer a related party.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Company shall immediately surrender all right, title and interest in all of the outstanding shares of stock in Thunder Ridge to Peck.

The Company classified the $1.7 million unpaid principal balance as a current liability as of December 31, 2020 due to the existence of one or more covenant violations not based on financial metrics.

(g)
$6.4 million promissory note – stockholder

The $6.4 million promissory note was issued February 2, 2019 to a stockholder, with interest at 9% per annum and an original maturity date of August 31, 2020. The note is collateralized by all of the assets of Ursa and JB Lease. Principal and interest payments commenced June 1, 2019, with a final payment of $6.4 million due at maturity. On August 30, 2019, the note was extended to November 2022. The Company classified the $6.1 million unpaid principal balance as a current liability as of December 31, 2020 due to the existence of one or more covenant violations not based on financial metrics.

(h)
Notes payable acquired from Ritter

Note payable to a related party that was assumed as a liability in the Ritter acquisition. The note has an interest rate of 7.0% and matures in December 2028.

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes		Other Notes	Total
($ in thousands)
2021	$20,043		$12,711	$32,754
2022	7,649	(1)	6,319	13,968
2023	49		4,872	4,921
2024	53		3,269	3,322
2025	57		11,780	11,837
Thereafter	34,627	(2)	—	34,627
	62,478		38,951	101,429
Total debt issuance costs and debt discount	(8,847)		(1,487)	(10,334)
	$53,631		$37,464	$91,095

(1) Includes $6.1 million of promissory notes payable - stockholder and $1.5 million of promissory notes payable - related party classified as current liabilities as of December 31, 2020 due to the existence of one or more covenant violations

(2) Includes $7.8 million of promissory notes payable - related party classified as a current liability as of December 31, 2020 due to the existence of one or more covenant violations and $17.1 million of the Antara Term Loans classified as a current liability as of December 31, 2020 due to the occurrence of one or more covenant violations during 2020 and the probability of recurrence during 2021

Note 8 – Stockholders’ Deficit and Warrants

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

Notes to Consolidated Financial Statements

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

Common Stock Subscribed

During the year ended December 31, 2019, the Company agreed to issue 8,664 shares of common stock to settle a note payable and the associated accrued interest. The Company issued these shares in 2020.

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

Dividends

Generally, the holders of the Series A Preferred Stock are entitled to receive if, when, and as declared by the board of directors, an annual non-compounding dividend, payable at the rate of 8% and payable quarterly in arrears in cash, or, at the Company’s option, an annual non-compounding dividend of 12%, payable quarterly in arrears in the form of shares of Series A Preferred Stock at a rate of $3.00 per share. Such dividends will begin to accrue as of the date on which the Series A Preferred Stock is issued and will accrue whether or not declared and whether or not there will be funds legally available for the payment of dividends.

Accrued and unpaid dividends upon conversion will automatically be converted into shares of the Company’s common stock, par value $0.0001 per share. An assumed value of $3.00 per share of common stock will be used to determine the number of shares of common stock to be issued for such accrued and unpaid dividends.

Liquidation Preference

In the event of any liquidation, the holders of record of shares of Series A Preferred Stock will be entitled to receive, prior and in preference to any distributions of any assets of the Company to the holders of the common stock out of the assets of the Company legally available therefor, $3.00 per share of Series A Preferred Stock, plus accrued and unpaid dividends on each share of Series A Preferred Stock (liquidation price).

Redemption

At the option of the holder and upon written notice to the Company, the Series A Preferred Stock will be redeemable at any time after August 1, 2018, at the liquidation price at $3.00 per share, plus all declared and unpaid dividends. In addition, the Company will have an ongoing right to purchase all or any portion of the outstanding shares of the Series A Preferred Stock. The redemption rights require the Company to present the Series A Preferred Stock in temporary equity in the accompanying balance sheets.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Voting Rights

Generally, holders of shares of Series A Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters submitted to a vote of the stockholders and are entitled to 15 votes for each share of Series A Preferred Stock held on the record date for the determination of the stockholders entitled to vote or, if no record date is established, on the date the vote is taken.

Conversion Rights

Each share of Series A Preferred Stock will convert to one fully paid and nonassessable share of the Company’s common stock at any time at the option of the holder or the Company, subject to adjustments for stock dividends, splits, combinations and similar events. If the Company is the party electing to exercise the conversion right, it must provide five days’ prior notice to the holders of the Series A Preferred Stock during which the holders of Series A Preferred Stock may elect to exercise their redemption right to receive cash in lieu of the common stock that would otherwise be issued by the Company in connection with the conversion. If the closing price on all domestic securities exchanges on which the common stock may at the time be listed exceeds $6.00 per share for 30 consecutive trading days and the daily trading volume of the common stock is at least 20,000 shares for that same period, each share of Series A Preferred Stock will automatically convert to one share of the Company’s common stock.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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
•
In October 2020, as a result of the Omnibus Amendment, the Company issued to the lenders warrants to purchase an aggregate of up to 500,000 shares of the voting common stock of the Company at the price of $0.01 per share.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

•
In October 2020, as a result of the Omnibus Amendment, the Company exchanged, without any cash consideration, all warrants previously issued to the lenders for warrants to purchase for $0.01 per share voting common stock of the Company at the rate of 0.64 warrants for shares of voting common stock of the Company. As a result, warrants to purchase an aggregate of 7,925,000 shares of the Company’s common stock at a price of $2.50 per share were exchanged for an aggregate of 5,072,000 shares of the Company’s common stock at a price of $0.01 per share.
•
In December 2020, as a result of failing to timely repay certain obligations under the Financing Agreement with the net proceeds (in the amount of at least $25.0 million) of a financing under the "Main Street Lending Program” on or before December 31, 2020, the Company issued to the lenders warrants to purchase an aggregate of up to 1,000,000 shares of the voting common stock of the Company at the price of $0.01 per share. The Company recorded the $0.8 million estimated fair value of the warrants as an increase to interest expense in the fourth quarter of 2020.

As further described in Note 7, Debt, in connection with the December 2020 Main Street Loan, the Company contributed 100% of the issued and outstanding equity of EAF to EVO Holding with the consent of Danny Cuzick as the holder of certain previously disclosed promissory notes that are secured in part by the assets of EAF. In consideration of Danny Cuzick’s consent to the contribution, the Company issued to him the Cuzick Warrant to purchase up to 1,000,000 shares of common stock of the Company at the cost of $0.01 per share. Danny Cuzick is a member of the Company’s Board. The Company did not pay any underwriter discounts or commissions in connection with the issuance of the Cuzick Warrant.

All of the aforementioned warrants are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The following table summarizes such warrants outstanding and exercisable as of December 31, 2020 and 2019. The warrants outstanding and exercisable as of December 31, 2019 were incorrectly accounted for as equity-classified awards in additional paid-in capital as of December 31, 2019. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies - Out of Period Adjustments, for further discussion.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2020:
Outstanding	16,022,000	$0.52	5.8
Exercisable	16,022,000	$0.52
December 31, 2019:
Outstanding	6,225,000	$0.42	5.5
Exercisable	6,225,000	$0.42

Prior to the issuance of the aforementioned liability-classified warrants, the Company issued warrants with different terms that are considered indexed to the Company's common stock and, therefore, are classified in additional paid-in capital and are not required to be measured at fair value at each reporting date. The following table summarizes such equity-classified warrants outstanding and exercisable as of December 31, 2020 and 2019 and is inclusive of the warrants further described in Note 9, Stock-Based Compensation:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2020:
Outstanding	8,856,255	$2.91	7.4
Exercisable	8,522,922	$2.91
December 31, 2019:
Outstanding	8,856,255	$2.91	8.4
Exercisable	8,189,589	$2.66

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

As described in Note 1, Description of Business and Summary of Significant Accounting Policies, some of the Company’s stock options contain a provision that provides for the acceleration of vesting upon the Company completing an aggregate of at least $30 million of any combination of debt and/or equity financing transactions after the date of grant. During the years ended December 31, 2020 and 2019, the number of stock options for which vesting accelerated as a result of this provision were 800,000 and 2,389,438, respectively.

From February 2020 through December 2020, the Board of Directors granted 3,394,999 stock options with an exercise price of $2.50 and a 10-year life. For 1,450,000 of the stock options granted, one-quarter (1/4) vest and become exercisable on the grant date, with the remainder vesting and becoming exercisable ratably on the first, second, and third anniversaries of the date of grant. The remaining 1,944,999 stock options granted were fully vested and exercisable on the grant date.

During February 2020, the Board of Directors also granted 70,000 stock options as compensation to board members with an exercise price of $2.50 and a 10-year life. The options vest ratably over three years. One-quarter (1/4) of the options vest and become exercisable on the grant date. The remaining vest and become exercisable ratably on the first, second, and third anniversaries of the date of grant.

During the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation expense of $0.5 million and $1.1 million, respectively, related to stock options. As of December 31, 2020, the Company had an immaterial amount of unrecognized stock-based compensation expense related to the unvested portions of outstanding stock options.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following table presents the stock option activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2019	6,269,250	$2.50	8.7	$—
Granted	3,394,999	2.50
Exercised	—	—		—
Expired	(125,000)	2.50
Outstanding - December 31, 2020	9,539,249	$2.50	8.3	$—
Exercisable - December 31, 2020	7,796,750	$2.50	8.0	$—

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31:

	2020	2019
Approximate risk-free rate	0.3% - 1.4%	1.6% - 2.5%
Expected life (in years)	5.0 - 5.75	5.3 - 7.0
Dividend yield	—%	—%
Volatility	41.9% - 46.4%	41.3% - 44.3%

The weighted-average grant-date fair value of options granted was $0.07 and $0.35 per share during the years ended December 31, 2020 and 2019, respectively. The total fair value of options vested during the years ended December 31, 2020 and 2019 was $0.5 million and $1.2 million, respectively.

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

During the year ended December 31, 2018, the Company issued warrants to purchase 999,999 shares of the Company’s common stock contingent on continued employment. The warrants vest in three tranches of 333,333 shares each year during 2019, 2020 and 2021. The fair value of the warrants issued was determined using the Black-Scholes pricing model was $149,000, calculated with a six, seven and eight-year terms, respectively, 55%, 51% and 53% volatility, respectively, 2.8%, 2.85% and 2.87% discount rate, respectively, and the assumption of no dividends. During the years ended December 31, 2020 and 2019, the Company has recorded stock-based compensation expense of $0.05 million and $0.1 million, respectively, related to these warrants.

During the year ended December 31, 2018, the Company issued fully vested warrants to purchase 161,100 shares of the Company’s common stock for services. The fair value of the warrants issued was determined using the Black-Scholes pricing model was $75,000, calculated with a five-year term; 49% volatility; 2.85% discount rate and the assumption of no dividends.

There was no stock-based compensation warrant activity during the years ended December 31, 2020 and 2019. The following table presents information related to stock-based compensation warrants outstanding and exercisable as of December 31, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2019	1,161,099	$4.65	5.9	$—
Outstanding - December 31, 2020	1,161,099	$4.65	4.9	$—
Exercisable - December 31, 2020	827,766	$3.71	4.9	$—

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following table provides a reconciliation for the opening and closing balances of both liabilities from September 16, 2019 to December 31, 2020:

($ in thousands)	Derivative	Warrants
Balance at September 16, 2019	$850	$—
Net change in fair value	171	—
Balance at December 31, 2019	1,021	—
Issuances	—	13,239	(1)
Net change in fair value	1,257	(1,975)	(2)
Balance at December 31, 2020	$2,278	$11,264

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

The Company’s obligations under its debt agreements are carried at amortized cost. The fair value of the Company’s obligations under its convertible notes and the Term Loans under the Antara Financing Agreement are considered Level 3 liabilities of the fair value hierarchy because fair value was estimated using significant unobservable inputs. The fair value of the Company’s other debt arrangements are considered Level 2 liabilities of the fair value hierarchy because fair value is estimated using inputs other than quoted prices that are observable for the liability such as interest rates and yield curves. The estimated fair value of the Company's Term Loans under the Antara Financing Agreement was $15.9 million as of December 31, 2020, and its carrying value was $31.6 million as of December 31, 2020. The estimated fair value of the Company's Term Loans under the Antara Financing Agreement was $16.9 million as of December 31, 2019, and its carrying value was $16.3 million as of December 31, 2019. The carrying value of the Company’s remaining debt obligations approximates their fair value, and was $59.0 million and $39.2 million at December 31, 2020 and 2019, respectively.

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

Long Lived Assets

In connection with the appointment of a new Chief Executive Officer effective October 1, 2019 and an enhanced strategic focus on our Trucking operations, the Company performed an analysis to evaluate the recoverability of the long-lived assets of the CNG Fueling Stations asset group. The Company measured the net carrying value of the asset group against the estimated undiscounted future cash flows associated with it. Because the sum of the expected future net cash flows are less than the net carrying value of the asset group, the Company recorded a $3.5 million impairment loss equal to the amount by which the net carrying value of the asset group exceeds its fair value. During the quarter ended December 31, 2020, the Company recorded an additional $2.3 million impairment charge relating to the CNG Fueling Stations asset group. These impairments are recorded in the “Impairment” line item in the Consolidated Statements of Operations.

Our impairment testing of long-lived assets utilizes significant unobservable inputs (Level 3) to determine fair value. When quoted market prices are not available, the fair value of an asset group for long-lived asset impairment testing is determined using primarily an income approach. The income approach is based on projected future (debt-free) cash flows that are discounted to present value. The appropriate discount rate is based on the asset group’s weighted-average cost of capital that takes market participant assumptions into consideration.

Management’s cash flow forecast used in these valuations were developed in conjunction with management’s periodically updated cash flow and profitability forecasts and its resulting revised outlook for business performance, including consideration of recent performance and trends, the projected impact of the COVID-19 pandemic, strategic initiatives, and industry trends. Assumptions used in the valuations are similar to those that would be used by market participants performing an independent valuation of the asset group. The evaluation of asset impairment requires the Company to make assumptions about future cash

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

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

At December 31, 2020 and 2019, the Company had the following balances recorded in the consolidated balance sheets related to its lease arrangements:

($ in thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Operating leases	Right-of-use-asset	$10,473	$13,749
Finance leases	Right-of-use-asset	27,913	3,436

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	3,801	4,161
Finance leases	Finance lease liabilities, current portion	4,597	1,196

Non-current:
Operating leases	Operating lease liabilities, less current portion	6,553	9,374
Finance leases	Finance lease liabilities, less current portion	24,884	2,615

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Components of lease cost are as follows:

($ in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Finance lease costs:
Amortization of ROU assets	$4,820	$1,086
Interest on lease assets	2,318	383
Operating lease costs	5,784	4,460
Short-term lease costs	4,526	6,848
Variable lease costs	401	291
Total	$17,849	$13,068

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$3,645	$908
Operating cash flows from finance lease interest expense	2,318	383
Operating cash flows from operating leases	5,597	4,703

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	24,931	—
Operating leases	3,531	—
Finance lease liabilities – recognized as of ASC 842 adoption	—	1,493
Operating lease liabilities – recognized as of ASC 842 adoption	—	3,040
Finance lease liabilities – recognized as a result of 2019 business combinations	—	1,665
Operating lease liabilities – recognized as a result of 2019 business combinations	—	10,276

Weighted-average remaining lease term and discount rate for our leases are as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Finance leases	5.1	3.7
Operating leases	3.9	4.8

Weighted-average discount rate
Finance leases	11%	12%
Operating leases	11%	19%

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases	Finance Leases
2021	$5,440	$8,100
2022	2,811	7,754
2023	1,531	7,635
2024	1,242	5,941
2025	371	5,251
Thereafter	781	3,114
Total lease payments	$12,176	$37,795
Less: Imputed interest	(1,822)	(8,314)
Present value of lease liabilities	$10,354	$29,481

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Related Party Leases

The Company has various lease obligations with related parties for trucks, office space and terminals expiring at various dates through January 2029. The Company incurred approximately $1.6 million and $1.5 million in lease costs with related parties during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company had the following balances recorded in the consolidated balance sheets related to its lease arrangements with related parties:

($ in thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Operating leases	Right-of-use-asset	$3,300	$4,390
Finance leases	Right-of-use-asset	444	497

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	1,118	1,005
Finance leases	Finance lease liabilities, current portion	71	70

Non-current:
Operating leases	Operating lease liabilities, less current portion	1,956	3,074
Finance leases	Finance lease liabilities, less current portion	414	451

Sale-Leasebacks

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

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets at December 31, 2020 and 2019. No payments have been made to date.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

Long-Term Take-or-Pay Natural Gas Supply Contracts

At December 31, 2020 and 2019, the Company had commitments to purchase natural gas on a take-or-pay basis with three vendors. It is anticipated these are normal purchases that will be necessary for sales, and that any penalties for failing to meet minimum volume requirements will be immaterial. As of December 31, 2020 and 2019, the estimated remaining liability under the take-or-pay arrangements was approximately $0.9 million and $0.3 million, respectively.

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

Letter of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting an EAF CNG station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $70,565 minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $510,763, which amount may decrease annually during the term of the agreement and was equal to $306,458 as of December 31, 2020 and 2019.
Note 13 - Employee Benefit Plan

The Company maintains a 401(a) plan for contractors that are eligible under the Department of Labor Service Contract Act and a 401(k) plan for other salaried employees. Contractors earn contributions that are based on all eligible hours up to the maximum of 40 hours per week and reflect the hourly rates set by the Department of Labor. The designated rates vary based on the contractor’s work location and specific vehicle type. Certain salaried employees previously received a match on contributions up to 3% of the employee’s salary. Employer contributions to these plans for the years ended December 31, 2020 and 2019 were approximately $4.3 million and $1.6 million, respectively.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

that all or a portion of the deferred income tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carryforwards.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of December 31, 2020 and 2019, respectively. Interest and penalties associated with tax positions are recorded as general and administrative expenses. Tax years that remain subject to examination include 2017 through the current year for federal and generally 2015 through the current year for state purposes.

Income tax provision (benefit) reported in the consolidated statements of operations is comprised of the following:

	For the Years Ended
	December 31,
($ in thousands)	2020	2019
Current provision (benefit)
Federal	$—	$—
State, net of state tax credits	564	70
Total current provision (benefit)	564	70

Deferred provision (benefit)
Federal	(10,193)	(7,515)
State and local	(1,623)	(666)
Valuation allowance	11,458	2,708
Total deferred provision (benefit)	(358)	(5,473)

Total income tax provision (benefit)	$206	$(5,403)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income (loss), compared to the income tax provision (benefit) in the consolidated statements of operations:

	For the Years Ended
	December 31,
($ in thousands)	2020		2019
Expected federal tax (benefit)	$(9,795)	21.0%	$(8,005)	21.0%

State tax provision, net of federal benefit	(1,378)	3.0%	(1,298)	3.4%
Acquisition accounting	—	0.0%	(5,848)	15.3%
Prior year true up	(7)	0.0%	662	-1.7%
Change in tax rate	304	-0.6%	538	-1.4%
Effect of increase in valuation allowance	11,458	-24.6%	8,560	-22.4%
Change in fair value of warrant liability	(518)	1.1%	—	0.0%
Other permanent differences	142	-0.3%	(12)	0.0%
Provision (benefit)	$206	-0.4%	$(5,403)	14.2%

The effective tax rates for the income tax provision for the years ended December 31, 2020 and 2019 are -0.4% and 14.2%, respectively. The differences are primarily due to state taxes and the change in valuation allowance.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following are the components of the Company’s net deferred taxes for federal and state income taxes:

	December 31,
($ in thousands)	2020	2019
Deferred tax assets
Accrued expenses and other	$2,232	$823
Advancement income	1,658	—
Debt discount	2,171	—
Interest	3,855	1,522
Inventory	—	158
Stock-based compensation	708	550
Lease liability	10,440	4,420
Loss carryforwards	12,408	9,930
Total deferred tax assets	33,472	17,403
Valuation allowance	(19,125)	(7,667)
Net deferred tax assets	14,347	9,736

Deferred tax liabilities:
Debt discount	—	(211)
Prepaid expenses	(148)	(269)
Lease assets	(10,061)	(4,305)
Fixed assets and intangible assets	(4,155)	(5,326)
Total deferred tax liabilities	(14,364)	(10,111)

Net non-current deferred tax liability	$(17)	$(375)

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

On the basis of this evaluation, as of December 31, 2020 and 2019, a valuation allowance of $19.1 million and $7.7 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in objective and subjective evidence in future years. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s consolidated statement of operations, the effect of which would be an increase in reported net income. The amount of any such tax benefit associated with release of the Company's valuation allowance in a particular reporting period may be material.

As of December 31, 2020, the Company had federal and state net operating losses of approximately $50.5 million and $30.1 million, respectively. As of December 31, 2019, the Company had federal and state net operating losses of approximately $40.0 million and $25.0 million, respectively. As of December 31, 2020, the Company has approximately $5.9 million of the federal net operating losses available to offset future taxable income for 20 years and will begin to expire in 2036. The remaining $44.6 million of federal net operating losses are carried forward indefinitely to offset future taxable income up to an 80% limitation of taxable income in the year of use. The state net operating losses begin to expire in 2021. These federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

For the years ended December 31, 2020 and 2019, the Company had no uncertain tax positions or interest and penalties related to uncertain tax positions. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses, if any.

Note 15 - Subsequent Events

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Dismissal of Plante Moran and appointment of Marcum LLP

As previously disclosed in a current report filed with the SEC on January 11, 2019, the Company’s board of directors approved the dismissal of Plante Moran and approved the appointment of Marcum LLP (“Marcum”) as the Company’s new independent registered public accounting firm.

Plante Moran did not report on the Company’s financial statements for any period, and therefore, during the two most recent fiscal years ended December 31, 2020 and 2019, and through the date of Plante Moran’s dismissal, (1) there were no disagreements between the Company and Plante Moran on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Plante Moran would have caused them to make reference thereto in their reports on the Company’s financial statements for such years and (2) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K except as previously disclosed.

During the two most recent fiscal years ended December 31, 2020 and 2019, and through the subsequent interim period preceding Marcum’s engagement, the Company did not consult with Marcum on either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on the Company’s financial statements, and Marcum did not provide either a written report or oral advice to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Dismissal of Marcum and appointment of Grant Thornton LLP

As previously disclosed in a current report filed with the SEC on September 8, 2021, the audit committee of the Company’s board of directors approved the dismissal of Marcum and approved the appointment of Grant Thornton LLP (“Grant Thornton”) as the Company’s new independent registered public accounting firm.

During the two most recent fiscal years ended December 31, 2020 and 2019, and through the date of Marcum’s dismissal, (1) there were no disagreements between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum would have caused them to make reference thereto in their reports on the Company’s financial statements for such years and (2) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K except as previously disclosed.

During the two most recent fiscal years ended December 31, 2020 and 2019, and through the subsequent interim period preceding Grant Thornton's engagement, the Company did not consult with Grant Thornton on either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on the Company’s financial statements, and Grant Thornton did not provide either a written report or oral advice to the Company that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

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

In accordance with Exchange Act rules 13a-15 and 15d-15, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures” including limitations in management’s evaluation of internal controls as a result of insufficient documentation of internal controls under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K, when read with the notes thereto, present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2020, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. Our management has implemented or intends to implement, as applicable, the remediation steps discussed below to address the material weaknesses and to improve our internal control over financial reporting.

Management’s Remediation Plan and Status of Remediation Efforts

In light of the control deficiencies identified at December 31, 2020, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and either have implemented or plan to implement the specific remediation initiatives described below:

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s officers and directors as of December 31, 2020. All ages are stated as of December 1, 2021.

Name	Age	Position
Thomas J. Abood	58	Chief Executive Officer, Director
Eugene Putnam	61	Chief Financial Officer
Damon R. Cuzick	41	Chief Operating Officer
R. Scott Wheeler	65	Chief Administrative Officer, Director
Billy (Trey) Peck Jr.	38	Executive Vice President
Amy Harp	36	Controller
Patrick Seul	37	Executive Vice President, General Counsel and Secretary
Scott M. Honour	55	Director
Danny R. Cuzick	63	Director
Scott C. Smith	62	Director
Mark Anderson	60	Director
Alexandre Zyngier	52	Director
Anthony Coelho	79	Director

Thomas J. Abood. Mr. Abood has served as Chief Executive Officer of the Company since September 20, 2019, has served as a director of the Company since November 2016 and as the chair of our nominating committee since February 7, 2019. From 1994 to 2014, Mr. Abood was an owner and Executive Vice President, General Counsel and Secretary of Dougherty Financial Group LLC. His principal responsibilities included leadership and management of DFG’s investment advisory business division (2004-2014) and supervision of its legal, compliance and human resources departments. Prior to 1994, Mr. Abood was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom. Mr. Abood is a member of the Board of Directors and chair of the Audit Committee of NELSON Worldwide, LLC, a national architectural, interior design and engineering firm, a trustee of the Board of Trustees of SBH Funds, a family of investment companies sponsored by the investment advisory firm Segall Bryant and Hamill and a director and chair of the compensation committee of Perception Capital Corp II, a special purpose acquisition corporation. Mr. Abood is past Chair (2018 – 2020) and member (2011 – 2021) of the Board of the Directors of MacPhail Center for Music, past Chair (2013 – 2021) and member (2011 – 2021) of the Archdiocesan Finance Council of the Archdiocese of St. Paul and Minneapolis, past Chair (2020) and member (2016 – present) of the Board of Directors of Citation Jet Pilots, Inc., past Chair (2014 – 2016) and member (2001 – 2017) of the Board of Governors of the University of St. Thomas School of Law, past Chair (2008 -2010) and member (2000 – 2010) of the Board of Directors of the Minnesota Children’s Museum and past President (2016) and Governor (2009 -2011, 2015 – 2017), The Minikahda Club. Mr. Abood received his JD degree from Georgetown University Law Center, cum laude and his BBA from University of Notre Dame, magna cum laude. We believe that Mr. Abood’s legal and management experience described above, his significant investing experience and his experience serving on various boards make him well qualified to serve as our chief executive officer and as a member of our board of directors.

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

Damon R. Cuzick. Mr. Cuzick has served as chief operating officer of the Company since October 2020, a role he previously held from February 2017 to September 2018. Mr. Cuzick previously served as president of the Company from September 2018 to October 2020. Mr. Cuzick has been an active businessman and company owner since 2004. In 2004, Mr. Cuzick co-founded both March Development Company, a commercial real estate development company focused on retail shopping centers and office buildings in Phoenix, Arizona, and Cuzick Van Pelt Commercial Group, a related brokerage company. The companies combined for over $40 million in annual sales, and in 2007 merged into Don Bennett Partners, another real estate development company. Mr. Cuzick continued working at Don Bennett Partners until he sold his interest in that company in 2008. From 2008 to 2015, Mr. Cuzick worked with his father, Danny Cuzick, at Freightliner of Arizona, a class 8 truck dealership. Mr. Cuzick’s responsibilities at Freightliner of Arizona included the design, development and construction of a new state-of-the-art corporate headquarters in Tolleson, Arizona and the acquisition of a competing dealership in Tucson, Arizona. In 2012, Mr. Cuzick, his father and two additional partners formed EVO CNG, LLC, a company dedicated to building compressed natural gas fueling stations for the class 8 trucking industry. Mr. Cuzick has acted as the Chief Operating Officer of EVO CNG since its inception, overseeing the development of six CNG stations in Texas, Arizona, California and Wisconsin, as well as customer service, sales and day-to-day operations.

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

Billy (Trey) Peck Jr. Mr. Peck has served as the Company’s executive vice president of business and corporate development since October 2020, a role he previously held from June 2018 until March 2020. Mr. Peck previously served as chief operating officer of the Company from March 2020 to October 2020. In his role as executive vice president of business and corporate development, he led the Company’s development of new and existing contracts with the USPS. He also assisted in initial set up of new service sites for new contract arrangements with the USPS. Mr. Peck previously served as chief executive officer of Thunder Ridge Transport, Inc. (“Thunder Ridge”), a transportation company engaged in the business of fulfilling government and corporate contracts for freight trucking services. Under Mr. Peck’s leadership, Thunder Ridge’s annual revenues grew from approximately $2.5 million in 2011 to approximately $50 million in 2018. Mr. Peck’s background in leading and operating a transportation business, particularly one that contracts with the USPS, supports his current position. Mr. Peck has an executive Master of Business Administration degree from Nova Southeastern University and a Bachelor of Arts in Business Administration from Flagler College.

Patrick Seul. Mr. Seul has served as EVO’s executive vice president, general counsel, and secretary since June 2021. Prior to joining EVO, Patrick was a shareholder in the corporate and securities group of Fredrikson & Byron, P.A. in Minneapolis, where he worked from May 2016 to June 2021. From 2010 to April 2016, he practiced as a corporate attorney in Chicago. Patrick received his JD from the Northwestern Pritzker School of Law, cum laude, and his BA from the University of Notre Dame.

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

Scott M. Honour. Mr. Honour has served as chairman of our board of directors since October 2020, as a director of the Company since November 2016, and as a member of our audit committee since February 2019, and is a Co-founder of Titan, predecessor of the Company. Mr. Honour also serves as Managing Partner of Northern Pacific Group, a Wayzata, Minnesota based private equity firm. Previously, from 2002 to 2012, he was Senior Managing Director of The Gores Group, a Los Angeles based private equity firm with $4 billion of capital under management. Prior to that, Mr. Honour was a Managing Director at UBS Investment Bank from 2000 to 2002 and an investment banker at DLJ from 1991 to 2000. He began his career at Trammell Crow Company in 1988. Mr. Honour also co-founded YapStone, Inc. in 1999. Mr. Honour serves as chairperson of the board of directors of Sustainable Opportunities Acquisition Corp. Mr. Honour holds a BS in business administration and a BA in economics from Pepperdine University and an MBA in finance and marketing from the Wharton School of the University of Pennsylvania. We believe that Mr. Honour’s significant experience in transaction planning and private equity investments make him well qualified to serve as a member of our board of directors.

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

Mark Anderson. Mark Anderson has served as a director of the Company since October 2018 and as the chair of our audit committee since February 2019. Mr. Anderson brings over 30 years of experience in audit, accounting and finance with professional designations as a Certified Public Accountant and a Chartered Global Management Accountant. He is currently the Chief Financial Officer of Delta Dental of Arizona, a $300 million dental service corporation that is part of the $20 billion Delta Dental Plans Association. He has led the company through the last 17 years of significant growth as the finance leader with additional responsibilities that include information technology, risk management, human resources and facilities management. Mr. Anderson has also worked closely with the CEO and other executives on strategic planning and business development initiatives. Mr. Anderson also serves as staff for the Audit/Investment Committee and the Finance Committee.

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

Alexandre Zyngier. Alexandre Zyngier has served as a director of the Company since December 2020 and as a member of our audit committee since April 2021. Mr. Zyngier has been the Managing Director of Batuta Advisors since founding it in August 2013. The firm pursues high return investment and advisory opportunities in the distressed and turnaround sectors. Mr. Zyngier has over 20 years of investment, strategy, and operating experience. He has served as a director of Atari SA since 2014 and as a director of Schmitt Industries since 2021. Mr. Zyngier also previously served as a director of Torchlight Energy Resources Inc. from 2016 until 2021, as a director of Applied Minerals Inc. from 2017 until 2019, and as a director of AudioEye, Inc. from 2015 until 2020. Before starting Batuta Advisors, Mr. Zyngier was a portfolio manager at Alden Global Capital from February 2009 until August 2013, investing in public and private opportunities. He has also worked as a portfolio manager at Goldman Sachs & Co. and Deutsche Bank Co. Additionally, he was a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble. Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BS in Chemical Engineering from UNICAMP in Brazil.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year ended December 31, 2020, except that (i) Jim Soller failed to file any Forms 3 or 4 reporting one transaction; (ii) Michael Bayles failed to file a Form 3 in connection with his appointment to the Board; (iii) Danny Cuzick failed to file any Forms 3 or 4 reporting five transactions; (iv) Thomas J. Abood failed to file two Forms 4 reporting two transactions; (v) Eugene Putnam failed to file a Form 4 reporting one transaction; (vi) Scott C. Smith failed to file two Forms 4 reporting two transactions; (vii) Billy (Trey) Peck, Jr. failed to file any Forms 3 or 4 reporting one transaction; (viii) Mark Anderson failed to file two Forms 4 reporting two transactions; (ix) R. Scott Wheeler failed to file three Forms 4 reporting three transactions; and (x) Alex Zyngier failed to file a Form 3 in connection with his appointment to the Board.

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

The following table sets forth certain information regarding the composition of each standing committee:

Name	Audit Committee	Compensation Committee	Nominating Committee
Scott M. Honour	X
Danny R. Cuzick			X
Thomas J. Abood			X (Chair)
R. Scott Wheeler		X
Scott C. Smith		X (Chair)
Mark Anderson	X (Chair)
Alexandre Zyngier	X
Anthony Coelho		X

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

Nominating Committee

Our Nominating Committee is comprised of only the chair and Mr. Cuzick at this time and has not yet adopted a charter.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual who served as the Company’s principal executive officer during the fiscal year ended December 31, 2020; and (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as Company executives as of December 31, 2020 and who earned total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Thomas J. Abood	2020	$328,851	—	—	$6,391	—	—	—	$335,242
Chief Executive Officer	2019	$69,231	—	—	$395,650	—	—	—	$464,881
Eugene S. Putnam, Jr.	2020	$228,233	$69,000	—	$524	—	—	—	$297,757
Chief Financial Officer	2019	$184,615	—	—	—	—	—	$45,000	$229,615
Damon R. Cuzick	2020	$210,689	—	—	$40,541	—	—	—	$251,230
Chief Operating Officer	2019	$135,385	—	—	—	—	—	—	$135,385

As of December 31, 2020, the Company had approximately 1,503 employees, consisting of 1,094 full-time employees and 409 part-time employees.

The employment agreements with our named executive officers are summarized below.

Except for the Amended 2018 Plan, the 2021 AIP, and the 2021 LTIP (all summarized in Item 12 below), no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning unexercised options outstanding as of December 31, 2020 for our named executive officers.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Thomas J. Abood	September 23, 2019	1,250,000	—		2.50	(1)	September 23, 2029
	April 12, 2018	100,000	—		2.50		April 12, 2028
	April 10, 2020	600,000	600,000	(2)	2.50	(1)	April 10, 2030
	December 27, 2020	23,231	—		2.50	(1)	December 27, 2030
Damon R. Cuzick	April 12, 2018	1,000,000	—		2.50	(1)	April 12, 2028
	February 27, 2020	300,000	—		2.50	(1)	February 27, 2030
	December 27, 2020	17,769	—		2.50	(1)	December 27, 2030
Eugene Putnam	July 22, 2019	400,000	—		2.50	(1)	July 22, 2029

(1)
The exercise price of these options was reduced to $1.50 on September 1, 2021.
(2)
Options vest as to 300,000 shares on April 10, 2022 and April 10, 2023.

Director Compensation

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2020:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)	Total ($)
Michael Bayles	$—	$—	$—	$—	$—
Danny R. Cuzick	$1,000	$—	$190,155	$—	$191,155
Scott M. Honour	$11,000	$—	$77	$—	$11,077
Alexandre Zyngier	$—	$—	$—	$—	$—
R. Scott Wheeler	$11,000	$—	$77	$—	$11,077
Scott Smith	$3,500	$—	$3,306	$—	$6,806
Mark M. Anderson	$1,000	$—	$4,920	$—	$5,920
Himanshu Gulati (3)	$—	$—	$—	$—	$—

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

The Company granted 10-year non-qualified stock options to purchase shares of the Company’s common stock to the following directors pursuant to the Amended 2018 Plan as follows:

Name	Options Granted	Grant Date
Danny R. Cuzick	20,000	February 7, 2020
	1,400,000	February 27, 2020
	20,000	May 7, 2020
Scott M. Honour	20,000	May 7, 2020
R. Scott Wheeler	20,000	May 7, 2020
Scott Smith	20,000	February 7, 2020
	20,000	May 7, 2020

All of the options are exercisable at a price of $2.50 per share, which the Board determined was the fair market value of the Company’s common stock on the respective grant date of each award. All of the options vested on the grant date.

Effective October 1, 2018, we pay all of our directors an annual retainer of $20,000 ($25,000 for the chairperson of the board), plus $1,000 for each board or committee meeting the director attends by person ($500 for each meeting attended via telephone). Effective May 18, 2021, we pay all of our non-employee directors an annual retainer of $50,000 ($60,000 for the chairperson of the board), plus $1,000 for each board or committee meeting the director attends by person ($500 for each meeting attended via telephone), as well as an annual equity retainer of $60,000 in a combination of 50% stock options and 50% restricted stock units. In addition, we pay annual retainers of $10,000, $5,000, and $5,000 to the chair of our audit, compensation, and nominating committee, respectively. Prior to May 18, 2021, each non-employee director had the option to elect, prior to the first payment of any of the foregoing compensation and in each January thereafter, to receive the compensation described in this paragraph for the calendar year of the election in cash, shares or options of the Company’s stock at a price per share equal to the greater of $2.50 or the closing price per share on the first Monday that is also a trading day of the applicable calendar year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table lists, as of January 21, 2022, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group. Applicable percentage ownership is based on 15,213,145 shares of common stock outstanding as of January 21, 2022, together with applicable options and warrants for each stockholder. Unless otherwise indicated, the address of each person listed below is in the care of EVO Transportation & Energy Services, Inc. 2075 West Pinnacle Peak Rd. Suite 130, Phoenix, AZ 85027.

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

Name of Beneficial Owner or Identity of Group(1)	Number of Shares Beneficially Owned			Series A Preferred Stock		Series B Preferred Stock
5% Beneficial Owners	Shares		Percent	Shares	Percent	Shares	Percent
Jerry Moyes 2710 E. Old Tower Road Phoenix, AZ 85034	2,000,000	(2)	12.34%	—	—	—	—
Dan Thompson 16415 54th Avenue North Plymouth, MN 55446	1,200,000	(3)	7.31%	—	—	—	—
Antara Capital Master Fund LP 500 Fifth Avenue, Suite 2320 New York, New York 10110	12,309,571	(4)	44.73%	—	—	—	—
Manchester Explorer LP 3 West Hill Place, Boston, MA 02114	3,200,000	(5)	19.03%	—	—	—	—
Michael Ritter	1,220,491		8.02%	—	—	—	—
Matthew Ritter	1,220,491		8.02%	—	—	—	—
Clifford Finkle	1,060,158		6.97%	—	—	—	—
James Finkle	1,060,159		6.97%	—	—	—	—
John P. Yeros & Laura R. Yeros, JTWROS 7874 Vallagio Ln, Englewood, CO 80112	1,274,650	(6)	7.77%	—	—	—	—
Theryl Lund	843,150	(7)	5.25%	—	—	—	—
Frank Family Trust PO Box 4414, Incline Village, NV 89450	800,000	(8)	5.12%	—	—	—	—
JEB Partners	800,000	(9)	5.43%	—	—	—	—
Midwest Bank 613 Hwy 10 East, PO Box 703 Detroit Lakes, MN 56502	1,250,000	(10)	7.59%	—	—	—	—
John Sheehy 127 Central Avenue Waterloo, WI 53594	2,275,156	(11)	14.92%
Executive Officers and Directors
Thomas J. Abood	2,100,087	(12)	12.22%	—	—	—	—
Damon R. Cuzick	2,157,769	(13)	13.05%	—	—	—	—
Eugene Putnam	418,577	(14)	2.68%	—	—	—	—
Scott M. Honour 315 E. Lake St. Suite 301 Wayzata, MN 55391	355,173	(15)	2.31%	—	—	—	—
Danny R. Cuzick 8285 W. Lake Pleasant Parkway, Peoria, AZ 85382	19,253,280	(16)	77.66%	100,000	100.00%	2,000,000	97.56%
R. Scott Wheeler 14925 Havenshire Place Dallas, TX 75254	1,019,636	(17)	6.31%	—	—	50,000	2.44%
Scott Smith 12424 W. Dove Wing Way Peoria, AZ 85383	171,250	(18)	1.11%	—	—	—	—
Mark Anderson 18010 N. 14th Street Phoenix, AZ 85022	180,000	(19)	1.17%	—	—	—	—
Alexandre Zyngier 650 Halstead Ave., Ste 201B2, Mamaroneck, NY 10543	148,998	(20)	*	—	—	—	—
Tony Coelho 6 Trellis Path, Doylestown, PA 18901	50,000	(21)	*	—	—	—	—
All executive officers and directors as a group (13 persons)	27,456,536	(22)	87.99%	100,000	100.00%	2,050,000	100.00%

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
(12)
126,856 shares of common stock are held by the Thomas J. Abood Revocable Trust. Includes 1,973,231 shares of common stock issuable upon the exercise of options.
(13)
Includes 1,317,769 shares of common stock issuable upon the exercise of options and 840,000 shares of common stock issuable upon conversion of convertible promissory notes, but excludes accrued but unpaid interest that is convertible into shares of common stock.
(14)
Includes 418,577 shares of common stock issuable upon the exercise of options.
(15)
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
(16)
Includes 2,978,500 shares of common stock issuable upon the exercise of options; 6,600,000 shares of common stock issuable upon the exercise of warrants; and 4,900,000 shares of common stock issuable upon conversion of convertible promissory notes, plus accrued but unpaid interest as of September 30, 2021 that is convertible into shares of common stock. Also includes 127,770 shares of common stock issuable upon the conversion of Series A Preferred Stock and 2,304,110 shares of common stock issuable upon the conversion of Series B Preferred Stock.
(17)
Includes 330 shares of common stock held by Pecan River Advisors, LLC, of which Mr. Wheeler is the beneficial owner. Includes 120,000 shares of common stock issuable upon the exercise of options; 831,703 shares of common stock issuable upon the exercise of warrants and 57,603 shares of common stock issuable upon the conversion of Series B Preferred Stock.
(18)
Includes 171,250 shares of common stock issuable upon the exercise of options.
(19)
Includes 180,000 shares of common stock issuable upon the exercise of options.
(20)
Includes 55,500 shares of common stock issuable upon the exercise of options and 93,498 shares of common stock issuable upon conversion of a convertible promissory note.
(21)
Includes 50,000 shares of common stock issuable upon the exercise of options.
(22)
Includes options and warrants to purchase a total of 15,989,270 shares of common stock, and 100,000 shares of Series A Preferred Stock, and 2,050,000 shares of Series B Preferred Stock. See Footnotes 10 through 23 above.

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

Also on August 17, 2021, the Compensation Committee approved the EVO Transportation & Energy Services, Inc. 2021 Annual Incentive Plan (the “2021 LTIP”), pursuant to which the Company expects to make annual long term incentive awards based on shares of the Company’s common stock, including restricted stock units (“RSUs”) and non-statutory stock options. Awards under the 2021 will be made under and pursuant to the terms of the Amended 2018 Plan. Under the 2021 LTIP, the Compensation Committee will make time-based RSU and stock option awards to key employees, including the named executive officers. The value of the 2021 LTIP awards will be based upon a percentage of the named executive officer’s salary. Under the 2021 LTIP, a named executive officer’s 2021 LTIP award is comprised of 50% of time-based RSUs and 50% stock options. Time-based RSU awards under the 2021 LTIP will vest three years from the date of grant, and stock option awards will vest ratably in one-third increments on each of the first, second and third anniversaries of the date of the grant conditional upon continued employment with the Company.

Equity Compensation Plan Information

The table below provides summary information about the securities issuable under our equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	9,864,249	$2.50	2,135,751
Total	9,864,249	$2.50	2,135,751

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Transactions with Related Persons

Guarantee of Titan Tradition Facility

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with Titan El Toro LLC. The proceeds from the note were received by Titan El Toro LLC, a wholly owned subsidiary of Titan that operated our Titan El Toro fueling station, and the note payable is recorded by Titan El Toro LLC. The note is a ten-year term note with interest fixed at 5.50% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of Titan’s business assets and is personally guaranteed by certain of Titan’s former founders, managing members and directors, including Scott M. Honour, the chairman of our board of directors, and certain of his relatives.

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

On February 15, 2019, the Company entered into a LoadTrek Service Agreement (the “LoadTrek Agreement”) with North American Dispatch Systems, LLC (“NADS”). Pursuant to the LoadTrek Agreement, NADS agreed to provide the Company with telematics hardware and subscription-based software services for transportation management, safety and compliance, and route tracking. During the years ended December 31, 2020 and 2019, the Company paid $1.1 million and $0.4 million, respectively, to NADS for services under the LoadTrek Agreement. On February 9, 2021, the Company and NADS entered into an amendment to the LoadTrek Agreement (the “LoadTrek Amendment”) pursuant to which NADS granted the Company expanded rights to return hardware under the LoadTrek Agreement and therefore shorten the term applicable to returned hardware. Under the LoadTrek Agreement, the Company agreed to pay NADS $6,000 per month for 24 months, with the first payment due on or before January 31, 2021. The amount of consideration payable to NADS in under both the LoadTrek Agreement and LoadTrek Amendment was determined by arms-length negotiations between the Company and NADS and not pursuant to any specific formula or principle.

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

Sheehy Enterprises and NADS are affiliates of John Sheehy. Mr. Sheehy previously served as chief operating officer and chief information officer the Company and is the beneficial owner of more than 5% of our outstanding common stock. The amount of consideration payable to Sheehy Enterprises in connection with the sale of the Sheehy Mail Interests was determined by arms-length negotiations between the Company and Sheehy Enterprises prior to John Sheehy’s appointment as the Company’s chief operating officer, and not pursuant to any specific formula or principle.

Amendments to Thunder Ridge Transport, Inc. Equity Purchase Agreement

In connection with the Company's June 1, 2018 acquisition of all of the issued and outstanding shares of Thunder Ridge, the Company issued a $2.5 million promissory note was issued Billy (Trey) Peck, Jr., the Company’s executive vice president of business and corporate development , with interest at 6% (interest in the event of a default at 9%) and a maturity date of the earlier of (a) the date the Company raises $40.0 million in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Trey Peck’s employment with the Company by the Company without cause or by Trey Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge and is also secured by the Thunder Ridge Shares (“TR Shares”). The maturity date of the promissory note has been subsequently amended to extend it to November 30, 2022. Effective with the most recent extension in August 2019, the Company paid Peck approximately $0.15 million in principal and increased the monthly principal payments to $20,000. The note calls for monthly principal payments, with all accrued and unpaid interest due and payable on the maturity date. If the Company fails to repay the amounts outstanding under the note on or before November 30, 2022, then at the option of Peck, the Company shall immediately surrender all right, title and interest in all of the outstanding shares of stock in Thunder Ridge to Peck.

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

Antara Capital Amendments

During the year ended December 31, 2020, the Company entered into various amendments to the September 2019 Antara Capital Financing Agreement and related agreements, including warrants, with Antara Capital, the beneficial owner of more than 5% of our outstanding common stock. For a description of those transactions, see Note 7, Debt.

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

Item 14. Principal Accounting Fees and Services

The following summarizes the fees we were billed for audit and non-audit services rendered for the fiscal years ended December 31, 2020 and 2019. EKS&H LLP (“EKS&H”) was our independent registered public accounting firm until October 1, 2018 when EKS&H combined with Plante & Moran PLLC (“Plante Moran”) and resigned as our auditor in connection therewith. Plante Moran was our independent registered public accounting firm until January 7, 2019, when our board of directors approved the dismissal of Plante Moran and appointed Marcum LLP (“Marcum”) as our independent registered public accounting firm. Marcum continued to serve as our independent registered public accounting firm until September 1, 2021, when the audit committee of our board of directors approved the dismissal of Marcum and appointed Grant Thornton LLP ("Grant Thornton") as our independent registered public accounting firm.

Audit Fees

Audit fees consist primarily of audit work performed in preparation of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Plante Moran’s audit fees billed were $0 and $0 for the years ended December 31, 2020 and 2019, respectively. Marcum’s audit fees billed were $0 and $1,717,374 for the years ended December 31, 2020 and 2019, respectively. Grant Thornton’s audit fees billed were $731,540 and $0 for the years ended December 31, 2020 and 2019, respectively.

Audit-Related Fees

Audit-related fees consist of fees charged by our accountants for assurance and related services that are related to the performance of the audit or review of our annual and quarterly financial statements. Plante Moran’s audit-related fees billed were $0 and $0 for the years ended December 31, 2020 and 2019, respectively. Marcum’s audit-related fees billed were $0 and $16,995 for the years ended December 31, 2020 and 2019, respectively. Grant Thornton's audit-related fees billed were $0 and $0 for the years ended December 31, 2020 and 2019, respectively.

Tax Fees

Tax fees consist of fees for professional services rendered by our accountants for tax compliance, tax advice, and tax planning. Plante Moran’s tax fees billed were $0 and $0 for the years ended December 31, 2020 and 2019, respectively. Marcum’s tax fees billed were $0 and $33,318 for the years ended December 31, 2020 and 2019, respectively. Grant Thornton's tax fees billed were $0 and $0 for the years ended December 31, 2020 and 2019, respectively.

All Other Fees

Other fees consist of fees for products and services provided by our accountants other than the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. Other fees billed by Plante Moran in the fiscal years ended December 31, 2020 and 2019 were $0 and $15,000, respectively. Other fees billed by Marcum in the fiscal years ended December 31, 2020 and 2019 were $0 and $2,910, respectively. Other fees billed by Grant Thornton in the fiscal years ended December 31, 2020 and 2019 were $48,000 and $0, respectively.

During fiscal year 2020, we also engaged M3 and Associates, LLP to perform services on our behalf. Other fees billed by M3 and Associates, LLP for other products and services in the fiscal years ended December 31, 2020 and 2019 were $0 and $17,350, respectively.

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

2.6	Equity Purchase Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
2.7	Acquisition Option Agreement dated September 5, 2018 between EVO Transportation & Energy Services, Inc., Sheehy Enterprises, Inc., Sheehy Mail Contractors, Inc., John Sheehy, and Robert Sheehy (18)
2.8	Agreement and Plan of Merger dated December 15, 2018 between EVO Transportation & Energy Services, Inc., Ursa Major Corporation, EVO Merger Sub, Inc., John Lampsa and Ursula Lampsa (21)
2.9	Stock Purchase Agreement dated December 15, 2018 between EVO Equipment Leasing, LLC, John Lampsa and Ursula Lampsa (21)
2.10	Amendment to Agreement and Plan of Merger dated February 1, 2019 between EVO Transportation & Energy Services, Inc., EVO Merger Sub, Inc., Ursa Major Corporation, John Lampsa, and Ursula Lampsa (24)
2.11	Amendment to Stock Purchase Agreement dated February 1, 2019 between EVO Equipment Leasing, LLC, John Lampsa, and Ursula Lampsa (24)
2.12	Stock Purchase and Exchange dated July 15, 2019 between EVO Transportation & Energy Services, Inc., James C. Finkle, Jr., and Clifford Finkle IV (28)
2.13	Stock Exchange Agreement dated September 16, 2019, between EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (29)
2.14	Stock Purchase Agreement dated September 16, 2019, between EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (29)
2.15	Membership Interest Purchase Agreement dated September 16, 2019, among EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (29)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (8)
3.3	Certificate of Amendment to Certificate of Incorporation (10)
3.4	Certificate of Designation of Rights and Preferences of Series A Preferred Stock of EVO Transportation & Energy Services, Inc. (14)
3.5	Bylaws (1)
3.6	Certificate of Designation of Rights and Preferences of Series B Preferred Stock of EVO Transportation & Energy Services, Inc. (36)
4.1	Loan Agreement, dated as of December 31, 2014, by and between Titan El Toro, LLC and FirstCNG LLC and Tradition Capital Bank (2)
4.2	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.3	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Damon R. Cuzick (4)
4.4	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Theril H. Lund (4)
4.5	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Thomas J. Kiley (4)
4.6	Senior Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.7	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Danny R. Cuzick (4)
4.8	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Damon R. Cuzick (4)
4.9	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Theril H. Lund (4)
4.10	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Thomas J. Kiley (4)
4.11	Promissory Note, dated February 1, 2017, by Environmental Alternative Fuels, LLC in favor of Danny R. Cuzick (4)

4.12	Amendment to Promissory Note, dated April 2, 2018, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (14)
4.13	Covenant Waiver Letter, dated February 21, 2019, from Tradition Capital Bank (25)
4.14

Financing Agreement, dated September 16, 2019, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (29)

4.15

Forbearance Agreement and Incremental Amendment to Financing Agreement, dated February 27, 2020, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (35)

4.16

Amendment to Forbearance Agreement and Second Incremental Amendment to Financing Agreement, dated March 24, 2020, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (36)

4.17

Second Amendment to Forbearance Agreement and Omnibus Amendment to Loan Documents dated October 20, 2020 between EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent. (39)

4.18

Loan Agreement dated December 14, 2020 between EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (40)

4.19

Second Omnibus Amendment to Loan Documents dated December 14, 2020 between EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (40)

4.20

Modification Agreement dated December 22, 2020 between EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (40)

4.21

Second Modification Agreement dated December 23, 2020 between EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (40)

10.1+	Employment Agreement, dated February 1, 2017, between Minn Shares Inc. and Damon R. Cuzick (4)
10.2	Lease Contract, effective December 19, 2015, between South Coast Air Quality Management District and Titan Diamond Bar LLC (2)
10.3	Line Extension Contract, dated April 3, 2014, between Southern California Gas Company and EVO CNG, LLC (8)
10.4	Fuel Purchase Agreement, dated April 12, 2013, between Environmental Alternative Fuels, LLC and Central Freight Lines, Inc. (8)
10.5	Incremental Natural Gas Facilities Agreement, dated February 24, 2014, between Southwest Gas Corporation and Environmental Alternative Fuels, LLC (8)
10.6	Service Agreement for Transportation of Customer Secured Natural Gas dated October 2, 2014 by and between Southwest Gas Corporation and Environmental Alternative Fuels, LLC (8)
10.7	Fuel Purchase Agreement, dated January 11, 2013, between Environmental Alternative Fuels, LLC and Sheehy Mail Contractors, Inc. (8)
10.8	Master Retail Gas Sales Agreement, dated November 1, 2013, between Integrys Energy Services – Natural Gas, LLC and EVO CNG, LLC (8)
10.9	Fuel Purchase Agreement, dated October 1, 2013, between EAF and Central Freight Lines, Inc. (8)
10.10	Natural Gas Service and Pipeline Agreement, dated November 12, 2014, between EAF and LDC, llc (8)
10.11	Form of Subscription Agreement (9)
10.12	Form of Warrant (9)
10.13	Share Escrow Agreement, dated March 20, 2018, between EVO Transportation & Energy Services, Inc. and the shareholders party thereto. (14)
10.14	EVO Transportation & Energy Services, Inc. 2018 Stock Incentive Plan (17)
10.15	Form of EVO Transportation & Energy Services, Inc. Option Agreement (17)
10.16	Form of Subscription Agreement (15)

10.17	Promissory Note dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.18	Stock Pledge Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.19	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc., Thunder Ridge Transport, Inc., and Billy (Trey) Peck Jr. (13)
10.20+	Employment Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.21	Subscription Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.22	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($3.00) (13)
10.23	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($5.00) (13)
10.24	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($7.00) (13)
10.25	Note Purchase Agreement dated July 20, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (16)
10.26	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (16)
10.27	Transportation Services Proposal & Contract for Regular Service (Contract No. 430Q8) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.28	Transportation Services Proposal & Contract for Regular Service (Contract No. 913A7) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.29	Transportation Services Proposal & Contract for Regular Service (Contract No. 995L2) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.30	Transportation Services Proposal & Contract for Regular Service (Contract No. 995L3) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.31	Transportation Services Proposal & Contract for Regular Service (Contract No. 945L3) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.32	Equipment Lease Agreement dated January 2, 2019 between Sheehy Enterprises, Inc. and Sheehy Mail, Inc. (22)
10.33	Promissory Note dated February 1, 2019 between EVO Equipment Leasing, LLC, John Lampsa, and Ursula Lampsa (24)
10.34	Amendment to Equipment Lease Agreement dated April 15, 2019 between Sheehy Enterprises, Inc. and Sheehy Mail Contractors, Inc. (25)
10.35	Amendment to Equity Purchase Agreement dated December 26, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.36	Amendment to Equity Purchase Agreement dated February 28, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.37	Amendment to Equity Purchase Agreement dated April 12, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.38	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (25)
10.39	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Damon R. Cuzick (25)
10.40	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Theril H. Lund (25)
10.41	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Thomas J. Kiley (25)
10.42	Amendment to Equity Purchase Agreement dated April 30, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.43	Employment Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and Clifford Finkle IV (28)
10.44	Employment Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and James C. Finkle Jr. (28)
10.45	Employment Agreement dated July22, 2019 between EVO Transportation & Energy Services, Inc. and Eugene S. Putnam, Jr. (28)

10.46	Employment Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Michael Ritter (29)
10.47	Side Letter Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital LP (29)
10.48	Subordination Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc., Danny Cuzick, and Cortland Capital Market Services LLC (29)
10.49	Subordination Agreement, dated September 16, 2019, between Environmental Alternative Fuels, LLC, Danny Cuzick, and Cortland Capital Market Services LLC (29)
10.50	Amendment to Promissory Note, dated August 30, 2019, between John Lampsa and Ursula Lampsa and EVO Equipment Leasing, LLC (29)
10.51	Extension of the Original Equity Purchase Agreement and Amendments Thereto, dated August 30, 2019, between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (29)
10.52	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (29)
10.53	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (29)
10.54	Option Agreement, dated September 23, 2019, between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (30)
10.55	Option Agreement, dated July 22, 2019, between EVO Transportation & Energy Services, Inc. and Eugene S. Putnam, Jr. (30)
10.56	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Corbin ERISA Opportunity Fund Ltd. (33)
10.57	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (34)
10.58	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Corbin ERISA Opportunity Fund Ltd. (34)
10.59	Warrant, dated February 27, 2020, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (35)
10.60	Waiver and Warrant Agreement, dated March 26, 2020, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (36)
10.61	Waiver and Agreement to Issue Warrant, dated March 31, 2020, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (37)
10.62	Note dated April 15, 2020 issued by EVO Transportation & Energy Services, Inc. to BOKF, N.A. (dba Bank of Oklahoma) (38)
10.63+	Amended and Restated Executive Employment Agreement dated April 10, 2020 between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (38)
10.64	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Midwest Bank (41)
10.65	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Dan Thompson II, LLC ($2.50) (41)
10.66	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Dan Thompson II, LLC ($0.01) (41)
10.67	Office Lease dated November 27, 2019 between EVO Transportation & Energy Services, Inc. and LPC Corridors, LLC (42)
10.68	Commercial Lease Agreement dated November 1, 2019 between Thunder Ridge Transport, Inc. and Apple Moving, Inc. (42)
10.69	Lease dated February 1, 2019 between Ursa Major Corporation and Ursa Group, LLC (42)
10.70	Lease dated February 1, 2019 between Ursa Major Corporation and Ursa Oak Creek LLC (42)
10.71	Lease Agreement dated September 30, 2018 between Thunder Ridge Transport, Inc. and ST Equity Properties, LLC (42)
10.72	Lease – Business Property dated January 29, 2018 between Sheehy Mail Contractors, Inc. and Penta Partners, LLC (42)
10.73	Ground Lease Agreement dated March 27, 2019 between Transport Leasing Inc. and 1230 McCarter Highway, LLC (42)
10.74	Storage Parking Lease dated March 1, 2012 between John W. Ritter Trucking Incorporated and Allen Robinson (42)

10.75	First Amendment to Commercial Lease Agreement dated February 4, 2021 between EVO Transportation, Inc. and Anne Arundel Development Group, LLC (42)
10.76	Lease dated October 31, 2019 between EVO Transportation & Energy Services, Inc. and Ailanthus L.L.C. (42)
10.77

Assignment, Assumption and Consent to Assignment of Lease and Subleases dated May 26, 2021 by and among HP Lumina, LLC, Atlantic Postal Services, Inc., and EVO Transportation & Energy Services, Inc. (42)

10.78	Lease Agreement dated April 26, 2015 between HP Lumina, LLC and Edwards Mail Service, Inc. (42)
10.79+*	Executive Employment Agreement dated February 1, 2021 between EVO Transportation & Energy Services, Inc. and R. Scott Wheeler
10.80+	Employment Agreement dated June 21, 2021 between EVO Transportation & Energy Services, Inc. and Patrick Seul (42)
14.1	Code of Conduct for Officers and Directors (5)
16.1	Letter from Lurie, LLP to the Securities and Exchange Commission dated February 7, 2017 (6)
16.2	Letter from Lurie, LLP to the Securities and Exchange Commission dated April 17, 2017 (7)
16.3	Letter from EKS&H LLLP to the Securities and Exchange Commission dated October 2, 2018 (19)
16.4	Letter from Plante & Moran, PLLC to the Securities and Exchange Commission dated January 11, 2019 (23)
16.5	Letter from Marcum LLP to the Securities and Exchange Commission dated September 8, 2021 (43)
21.1*	Subsidiaries of EVO Transportation & Energy Services, Inc.
31.1*

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2020

31.2*

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2020

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
(42)
Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on August 10, 2021 and incorporated herein by reference.
(43)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 8, 2021 and incorporated herein by reference.

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

	Title	Date

/s/ Thomas J. Abood	Chief Executive Officer & Director	January 31, 2022
Thomas J. Abood

/s/ Eugene S. Putnam, Jr.	Chief Financial Officer	January 31, 2022
Eugene S. Putnam, Jr.

/s/ Amy Harp	Controller	January 31, 2022
Amy Harp

/s/ Alexandre Zyngier	Director	January 31, 2022
Alexandre Zyngier

/s/ Danny R. Cuzick	Director	January 31, 2022
Danny R. Cuzick

/s/ Scott M. Honour	Director	January 31, 2022
Scott M. Honour

/s/ R. Scott Wheeler	Director	January 31, 2022
R. Scott Wheeler

/s/ Mark M. Anderson	Director	January 31, 2022
Mark M. Anderson

/s/ Scott Smith	Director	January 31, 2022
Scott Smith

/s/ Tony Coelho	Director	January 31, 2022
Tony Coelho