Form 10-Q
period 2021-03-31
EVO Transportation & Energy Services, Inc.
filed 2022-06-30
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 27, 2022, there were 16,387,944 shares of the registrant’s common stock, par value $0.0001, outstanding.

Explanatory Note

We have been delayed in filing this Quarterly Report on Form 10-Q (this “Q1 2021 Quarterly Report”). Immediately following the filing of this Q1 2021 Quarterly Report, we expect to file our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2020 10-K”). Unless otherwise noted, the disclosures in this Q1 2021 Quarterly Report speak as of March 31, 2021 and for the three-month period then ended.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

i

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2021	December 31, 2020
($ in thousands, except share and per share data)
Assets
Current assets
Cash	$16,287	$26,644
Accounts receivable - trade, net	18,678	13,033
Alternative fuels tax credit receivable	234	1,054
Due from related party	10	40
Prepaids and other current assets	2,763	2,205
Total current assets	37,972	42,976
Non-current assets
Property and equipment, net	26,395	28,240
Goodwill	23,837	23,837
Intangible assets, net	4,857	5,087
Operating lease right-of-use assets, net	8,212	10,473
Finance lease right-of-use assets, net	25,844	27,913
Deposits and other long-term assets	4,834	3,797
Total non-current assets	93,979	99,347
Total assets	$131,951	$142,323
Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,902	$11,698
Accrued expenses and other current liabilities	11,430	18,589
Accrued interest - related party	2,489	2,249
Embedded derivative liability	1,490	2,278
Warrant liabilities	8,157	11,264
Advances under factoring arrangements, current portion	11,875	24,397
Current portion of long-term debt	20,167	12,727
Current portion of long-term debt - related party	29,666	50,252
Operating lease liabilities, current portion	3,337	3,801
Finance lease liabilities, current portion	4,512	4,597
Total current liabilities	102,025	141,852
Non-current liabilities
Advances under factoring arrangements, less current portion	6,502	—
Long-term debt, less current portion	15,980	24,737
Long-term debt, less current portion - related party	4,957	3,379
Operating lease liabilities, less current portion	4,829	6,553
Finance lease liabilities, less current portion	23,138	24,884
Deferred tax liability	24	17
Total non-current liabilities	55,430	59,570
Total liabilities	157,455	201,422
Commitments and contingencies (Note 11)
Temporary Equity
Series A Redeemable Convertible Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding, includes accrued and undeclared dividends $107 (March 31, 2021) and $98 (December 31, 2020) liquidation preference $407 (March 31, 2021) and $398 (December 31, 2020)	407	398
Series B Redeemable Convertible Preferred stock, $0.0001 par value; 3,075,000 shares authorized, 2,050,000 shares issued and outstanding, includes accrued and undeclared dividends $627 (March 31, 2021) and $475 (December 31, 2020) liquidation preference $6,777 (March 31, 2021) and $6,625 (December 31, 2020)	6,777	6,625
Redeemable common stock, at redemption value; 2,240,000 (March 31, 2021 and December 31, 2020)	1,200	1,200
Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,972,815 (March 31, 2021 and December 31, 2020) shares issued and outstanding	2	2
Common stock subscribed and not yet issued 330 (March 31, 2021) and 80 (December 31, 2020)	—	—
Common stock issuable	4,390	3,474
Additional paid-in capital	32,116	30,821
Accumulated deficit	(70,396)	(101,619)
Total stockholders’ deficit	(33,888)	(67,322)
Total liabilities, temporary equity, and stockholders’ deficit	$131,951	$142,323

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2021	2020
Revenue
Trucking	$53,952	$55,406
Other	34,758	—
CNG	136	320
Total revenue	88,846	55,726
Operating expenses
Payroll, benefits and related	21,462	27,531
Purchased transportation	9,188	8,093
Fuel	5,368	7,141
Equipment rent	2,555	3,238
Maintenance and supplies	2,250	2,833
General and administrative	5,044	4,944
Operating supplies and expenses	4,088	3,857
Depreciation and amortization	3,624	3,470
Insurance and claims	2,586	2,560
CNG expenses	178	186
Total operating expenses	56,343	63,853
Operating income (loss)	32,503	(8,127)
Other income (expense)
Interest expense	(4,103)	(3,624)
Change in fair value of embedded derivative liability	788	(45)
Change in fair value of warrant liabilities	3,107	8,235
Gain (loss) on extinguishment of debt	534	(10,086)
Total other income (expense)	326	(5,520)
Income (loss) before income taxes	32,829	(13,647)
(Provision) benefit for income taxes	(1,606)	(55)
Net income (loss)	$31,223	$(13,702)
Earnings per share:
Basic	$1.06	$(0.71)
Diluted	$0.95	$(0.71)
Weighted average shares outstanding:
Basic	29,342,042	19,902,498
Diluted	33,214,707	19,902,498

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 31, 2021

	Common Stock		Common Stock Subscribed		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands, except share data)	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2020	15,212,815	$2	80	$—	$3,474	$30,821	$(101,619)	$(67,322)
Obligation to issue common stock - related party	—	—	—	—	916	—	—	916
Issuance of warrants to extinguish debt	—	—	—	—	—	1,224	—	1,224
Common stock issued for services - related party	—	—	250	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	232	—	232
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(152)	—	(152)
Net income	—	—	—	—	—	—	31,223	31,223
Balance - March 31, 2021	15,212,815	$2	330	$—	$4,390	$32,116	$(70,396)	$(33,888)

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

See notes to unaudited condensed consolidated financial statements

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$31,223	$(13,702)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,624	3,470
Non-cash lease expense	2,279	958
(Gain) loss on sale of assets	—	(8)
Amortization of debt discount and debt issuance costs	230	946
Deferred income taxes	7	(97)
Stock-based compensation expense	232	368
Non-cash interest expense	2,425	711
Bad debt expense	1	—
Change in fair value of embedded derivative liability	(788)	45
Change in fair value of warrant liabilities	(3,107)	(8,235)
(Gain) loss on extinguishment of debt	(534)	10,086
Changes in assets and liabilities
Accounts receivable - trade	(5,644)	693
Alternative fuels tax credit receivable	819	(92)
Due from related party	30	(1)
Other assets	(1,595)	(2,018)
Accounts payable	(2,798)	698
Accrued expenses and other current liabilities	(6,764)	(8,822)
Accrued interest - related party	240	198
Operating lease liabilities	(2,187)	(1,079)
Net cash provided by (used in) operating activities	17,693	(15,881)
Cash flows from investing activities
Purchases of equipment	(72)	(36)
Proceeds from sale of assets	—	8
Net cash provided by (used in) investing activities	(72)	(28)
Cash flows from financing activities
Proceeds from sale of common stock, preferred stock and warrants	—	6,150
Payments of principal on debt	(1,283)	(1,731)
Proceeds from issuance of debt - related party	—	6,150
Payments of principal on debt - related party	(18,363)	(99)
Payment of prepayment penalty fees - related party	(777)	—
Advances from factoring arrangements	59,621	50,584
Payments on factoring arrangements	(65,919)	(44,244)
Debt issuance costs	—	(296)
Payments on finance lease liabilities	(1,257)	(552)
Net cash provided by (used in) financing activities	(27,978)	15,962
Net increase in cash	(10,357)	53
Cash - beginning of year	26,644	3,274
Cash - end of year	$16,287	$3,327

Supplemental disclosures of cash flow information:
Income tax paid	$29	$—
Interest paid	$65	$1,320

Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$356	$5,974
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$3,379
Fair value of warrants and common stock issued in connection with financing arrangements	$2,140	$—
Held-for-sale assets sold for noncash consideration	$—	$450

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

Going Concern

As of March 31, 2021, the Company had a cash balance of $16.3 million, a working capital deficit of $64.1 million, stockholders’ deficit of $33.9 million, and material debt and lease obligations of $125.0 million, which include term loan borrowings under a financing agreement with Antara Capital. During the three months ended March 31, 2021, the Company reported cash provided by operating activities of $17.7 million that included $28.5 million of nonrecurring cash receipts from the USPS settlement agreements and net income of $31.2 million that included $34.8 million of pre-tax nonrecurring revenue from the USPS settlement agreements and a $0.5 million pre-tax gain on extinguishment of debt.

The following significant transactions and events affecting the Company’s liquidity occurred during the three months ended March 31, 2021:

•
During the fourth quarter of 2020, one of the Company's subsidiaries borrowed $17.0 million under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act (the “Main Street Loan”) and during the first quarter of 2021 used all of the net proceeds to pay down the aggregate principal amount due under the Antara Financing Agreement, including capitalized interest, from $33.6 million to $16.7 million.
•
During the first quarter of 2021, the Company entered into agreements with the USPS to settle claims submitted by the Company seeking additional compensation for transportation services provided under certain Dynamic Route Optimization (“DRO”) contracts. The Company received a total of $28.5 million related to these claims and also renegotiated the contractual rates per mile for some of its DRO contracts on a prospective basis.
•
During the first quarter of 2021, the Company entered into an agreement with the Factor (as defined in Note 5, Factoring Arrangements) related to the application of $17.5 million and $7.1 million of proceeds received from the USPS in February and January of 2021, respectively, arising out of the settlement agreements described above. Pursuant to the agreement, the parties acknowledged that the Factor previously applied approximately $1.6 of the $7.1 million of proceeds received in January 2021 plus approximately $0.6 million of funds held in reserve against a balance of $3.0 million for advances that the Factor made to the Company in September 2020 (the “Gross Purchase Advance Facility”) and agreed that the Factor would remit $11.0 million of net proceeds to the Company and that the Factor would retain approximately $6.9 million of net proceeds and apply that amount to reduce the outstanding principal amount of the Company’s factoring advances. The parties further agreed that the Company will repay the remaining balance of approximately $6.9 million due under the factoring arrangement in 48 equal monthly installments beginning January 1, 2022 and that the Factor would apply funds held in reserve against the approximately $0.8 million remaining balance of the Gross Purchase Advance Facility. The parties also agreed to work together to wind down their factoring relationship, including waiver of any applicable termination fees.
•
During the first quarter of 2021, the Company entered into agreements with certain noteholders to purchase promissory notes previously issued by the Company in the principal amount of $3.6 million by paying $0.5 million in cash and issuing warrants to purchase an aggregate of up to 1,356,343 shares of the Company’s common stock at a price of $0.01 per share. The Company also agreed to exchange the warrant, previously issued to a noteholder, to purchase up to 1,200,000 shares of common stock of the Company at a price of $2.50 per share for (i) a warrant to purchase up to 950,000 shares of common stock of the Company at a price of $2.50 per share and (ii) a warrant to purchase up to 250,000 shares of common stock of the Company at a price of $0.01 per share.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following significant transactions and events affecting the Company’s liquidity occurred following the three months ended March 31, 2021:

•
During second quarter of 2021, the Company entered into agreements with certain noteholders to purchase promissory notes previously issued by the Company in the principal amount of $0.3 million by paying $0.1 million in cash and issuing warrants to purchase an aggregate of up to 125,110 shares of the Company’s common stock at a price of $0.01 per share.
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
•
During the first quarter of 2022, the Company obtained a Bridge Loan and Executive Loans, both as described in Note 13, Subsequent Events, in the aggregate amount of approximately $9.8 million.
•
During the first quarter of 2022, the Company entered into amendments to certain secured convertible promissory notes in the aggregate principal amount of $9.5 million to permit immediate conversion of those notes, and the holders representative converted those notes into warrants to purchase 7,553,750 shares of common stock of the Company at a price of $0.01 per share.

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
•
The Company is currently in default on certain of its debt obligations (Refer to Note 6, Debt, for further discussion); and
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
Cost reduction efforts;
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

Refer to Notes 5 and 6 for further information regarding the Company’s factoring and debt obligations. Refer to Note 13, Subsequent Events, for further information regarding changes in the Company’s debt obligations and liquidity subsequent to March 31, 2021.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s December 31, 2020 Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants and convertible notes payable and preferred stock using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net loss per share of common stock attributable to common stockholders when their effect is dilutive.

The following table presents the computation of basic and diluted earnings (loss) per share (amounts in thousands, except share data):

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$31,223	$(13,702)
Accrued and undeclared preferred stock dividends in arrears	(161)	(42)
Issuance of warrants as deemed dividend - related party	—	(455)
Net income (loss) available to common stockholders - numerator for basic EPS	31,062	(14,199)
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	202	—
Redeemable Series A Preferred stock	9	—
Redeemable Series B Preferred stock	152	—
Subtotal	363	—
Adjusted net income (loss) available to common stockholders - numerator for diluted EPS	$31,425	$(14,199)

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	29,342,042	19,902,498
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	1,531,634	—
Redeemable Series A Preferred stock	132,647	—
Redeemable Series B Preferred stock	2,208,384	—
Subtotal	3,872,665	—
Denominator for diluted EPS - adjusted weighted average common shares outstanding	33,214,707	19,902,498
Basic EPS	$1.06	$(0.71)
Diluted EPS	$0.95	$(0.71)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted earnings (loss) per share of common stock attributable to common stockholders, because either their effect was anti-dilutive or they are contingently issuable shares that were not issuable assuming the end of the reporting period was the end of the contingency period:

	Three Months Ended March 31,
	2021	2020
Stock options	9,539,249	7,914,250
Warrants	12,606,255	20,031,255
Common stock to be issued upon conversion of $4.0 million Secured Convertible Promissory Notes	—	1,637,946
Common stock to be issued upon conversion of Redeemable Series A Preferred stock	—	123,605
Common stock to be issued upon conversion of Redeemable Series B Preferred stock	—	2,053,932
Common stock to be issued upon conversion of Four convertible promissory notes with an aggregate principal amount of $9.5 million	7,437,500	7,332,500
Common stock and warrant to be issued for purchase of fixed assets	2,348,000	2,348,000
Total	31,931,004	41,441,488

Revenue Recognition

In accordance with ASC 606-10-50, the Company disaggregates Trucking revenue from contracts with its customers between USPS revenue and Freight revenue as follows:

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

($ in thousands)	For the Three Months Ended March 31,
	2021	2020
USPS revenue	$47,151	$48,183
Freight revenue	6,561	6,575
Other revenue	240	648
Total Trucking revenue	$53,952	$55,406

United States Postal Service Settlement

On January 19, 2021, the Company and the USPS entered into a settlement agreement whereby the USPS agreed to pay approximately $7.1 million to one of the Company’s subsidiaries as additional compensation for transportation services provided to the USPS under certain DRO contracts. Subsequently, on February 19, 2021, the Company and the USPS entered into an additional settlement agreement whereby the USPS agreed to pay approximately $17.5 million to certain other Company subsidiaries as additional compensation for transportation services provided to the USPS under other DRO contracts. In connection with the settlement agreements, the Company and the USPS agreed to make certain adjustments to the Company’s DRO contracts, including rate adjustments effective for the fourth quarter of 2020 and future periods. As a result of those adjustments, the USPS agreed to pay an additional $3.8 million to the Company for transportation services provided in the fourth quarter of 2020. The USPS has made all payments associated with these settlement agreements and they were received by the Factor (as defined in Note 5, Factoring Arrangements) on behalf of the Company during the first quarter of 2021. In addition, amounts totaling $6.3 million that were previously paid by the USPS to the Company during 2020 became subject to the terms of the settlement agreements and were recognized as a deferred gain as of December 31, 2020. All aforementioned amounts totaling $34.8 million were recognized as other revenue during the first quarter of 2021 in the consolidated statement of operations. Such amounts are for transportation services provided during 2020 and prior years, are not subject to refund, and are not contingent upon the Company providing future transportation services.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The adoption of this guidance on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

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

Note 2 - Balance Sheet Disclosures

Goodwill consists of the following:

($ in thousands)	March 31, 2021	December 31, 2020
Beginning balance	$23,837	$23,837
Acquisitions	—	—
Impairment	—	—
	$23,837	$23,837

All of the Company’s goodwill is included in its Trucking segment.

Intangible assets consist of the following:

	March 31, 2021			December 31, 2020
($ in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$4,604	$(1,642)	$2,962	$4,604	$(1,499)	$3,105
Trade names	2,416	(710)	1,706	2,416	(640)	1,776
Non-competition agreements	325	(136)	189	325	(119)	206
	$7,345	$(2,488)	$4,857	$7,345	$(2,258)	$5,087

Amortization expense for the three months ended March 31, 2021 and 2020, was $0.2 million and $0.2 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 8.2 years as of March 31, 2021, of which the weighted-average remaining useful life for the customer relationships was 8.3 years, for the trade names was 8.8 years, and for the non-competition agreements was 3.0 years.

Note 3 - Segment Reporting

The Company uses the "management approach" to determine its operating and reportable segments. The management approach focuses on the financial information that the Company's chief operating decision maker uses to evaluate performance and allocate resources to the Company's operations. The Company’s two operating and reportable segments are Trucking and CNG Fueling Stations. Corporate and Unallocated represents expenses that are not allocated to a reportable segment including corporate general and administrative expenses and other corporate costs such as change in fair value of warrant liabilities, change in fair value of embedded derivative liability, gain (loss) on extinguishment of debt, and interest expense on certain debt obligations.

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

	For the Three Months Ended March 31, 2021
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$88,710	$136	$—	$88,846
Operating expenses, excluding depreciation and amortization	$(48,660)	$(367)	$(3,692)	$(52,719)
Depreciation and amortization	$(3,624)	$—	$—	$(3,624)
Operating loss	$36,426	$(231)	$(3,692)	$32,503

	For the Three Months Ended March 31, 2020
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$55,406	$320	$—	$55,726
Operating expenses, excluding depreciation and amortization	$(57,186)	$(325)	$(2,873)	$(60,384)
Depreciation and amortization	$(3,408)	$(61)	$(1)	$(3,470)
Operating loss	$(5,187)	$(67)	$(2,873)	$(8,127)

For the three months ended March 31, 2021 and 2020, the revenue from one customer accounted for approximately 92% and 87%, respectively, of total consolidated revenue.

Note 4 - Related Party Transactions

Accounts Payable – Related Party

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by one of the Company’s officers. Under the agreement, the Company pays a monthly fee for this technology based on the number of devices installed across the Company’s fleet. During the three months ended March 31, 2021, the Company recognized expense of approximately $0.2 million related to this software technology, and there were no amounts owed as of March 31, 2021 and December 31, 2020. During the three months ended March 31, 2020, the Company recognized expense of approximately $0.3 million related to this software technology.

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $2.5 million and $2.2 million as of March 31, 2021, and December 31, 2020, respectively.

Off Balance Sheet Arrangements - Collateral Security Pledge Agreement

On January 2, 2019 the Company acquired all of the outstanding equity interests in Sheehy Mail Contractors, Inc. ("Sheehy"). Sheehy is engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities. On January 31, 2019, the Company entered into a letter agreement with SEI to satisfy the Sheehy captive insurance security deposit requirement for 2019 (see Note 11, Commitments and Contingencies – Off Balance Sheet Arrangements – Captive Insurance). The letter agreement references a Collateral Security Pledge Agreement among SEI, Sheehy and the insurance captive (“CSPA”). Under the CSPA, SEI has pledged a total of $0.9 million in cash and investments held in the SEI captive insurance member account. The pledged collateral remains the exclusive property of SEI and any interest earned on the pledged collateral during the term of the agreement will accrue exclusively to the benefit of SEI. The Company has no claim to the pledged collateral or any accrued interest. The letter agreement expired on March 1, 2020, however, the CPSA requires the consent of the Company in order for it to be terminated and the Company has not to date granted its consent.

Purchase of Fixed Assets

On October 15, 2019, the Company entered into an agreement with an existing stockholder to purchase used CNG tractors in exchange for 1,174,800 shares of the Company’s common stock and a warrant to purchase 1,174,800 shares of the Company’s common stock at an exercise price of $2.50 per share. Although the Company has taken possession of the tractors, the issuance of the common stock and the warrant has not yet occurred. Accordingly, the Company has recorded $3.5 million related to the tractors within property and

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

equipment, net on its consolidated balance sheets, with an associated $3.5 million related to the Company’s obligation to issue the common stock and the warrant to purchase common stock within common stock issuable.

For information regarding additional related-party transactions, see Note 6, Debt, Note 7, Stockholders’ Deficit and Warrants, and Note 13, Subsequent Events.

Note 5 – Factoring Arrangements

Certain of the Company’s wholly-owned subsidiaries have entered into accounts receivable factoring arrangements with a financial institution (the “Factor”) with termination dates that started in September 2021 but automatically renew for successive one-year periods (absent either party's written election to terminate, which has not occurred). Pursuant to the terms of the agreements, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a recourse basis for credit-approved accounts. The Factor remits 95% of the contracted accounts receivable balance for a given month to the Company (the “Advance Amount”) with the remaining balance, less fees, to be forwarded once the Factor collects the full accounts receivable balance from the customer.

For long-term contracts with credit worthy customers, the Factor may advance, at their discretion, unearned future contract amounts. Unearned advances are secured by all factored and non-factored long-term contract cash receipts, which are remitted directly to the Factor by the customer. Earned and unearned components included in Advances from factoring arrangement are as follows:

($ in thousands)	March 31, 2021	December 31, 2020
Purchased accounts receivable	$7,650	$7,924
Unearned future contract advances	10,727	16,473
Total	$18,377	$24,397

On March 9, 2021, the Company and the Factor entered into a Letter-of-Intent and Memo of Understanding related to the application of proceeds received from the USPS in the first quarter of 2021, arising out of the settlement agreements described in Note 1, Description of Business and Summary of Significant Accounting Policies. Pursuant to the agreement, the parties agreed that the Factor would remit $11.0 million of net proceeds to the Company and that the Factor would retain approximately $6.9 million of net proceeds and apply that amount to reduce the outstanding principal amount of the Company’s factoring advances. The parties further agreed that the Company will repay the remaining balance of approximately $6.9 million due under the factoring arrangement in 48 equal monthly installments beginning January 1, 2022 and that the Factor would apply funds held in reserve against the approximately $0.8 million remaining balance of advances made to the Company during September 2020. The parties also agreed to work together to wind down their factoring relationship, including waiver of any applicable termination fees.

The Factor may require, at their discretion at any time, the Company to repay unearned future contract advances or purchased accounts receivable that have not been paid by the customer. Financing costs are primarily comprised of an interest rate of Prime (subject to a 4% floor) plus 2.0% (resulting in rate of 6% as of March 31, 2021 and December 31, 2020). There is also a factor fee of 0.25% of the face amount of the invoice factored and an associated penalty increase for purchased accounts that remain unpaid for 31 days. Total interest and financing fees for factored receivables for the three months ended March 31, 2021 and 2020 were $0.3 million and $0.6 million, respectively. The fees are included in interest expense in the condensed consolidated statements of operations.

Note 6 - Debt

Antara Financing Agreement

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

The Company issued a warrant for 1,500,000 shares of common stock to Antara at an exercise price of $0.01 per share (the “Side Letter Warrant”) subject to the Company's potential acquisition of LoadTrek, a GPS system designed for the trucking industry, owned by a related party. If the Company were to successfully complete an acquisition of certain assets of LoadTrek or meet financial performance metrics set forth in the warrant agreement, all or a portion of the shares underlying the Side Letter Warrant were subject to cancellation. The Company did not acquire the LoadTrek assets and the Side Letter Warrant was subsequently amended to remove the cancellation provision and, therefore, none of the shares underlying the warrant were cancelled.

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

The Term Loan was further evaluated for the existence of embedded features to be bifurcated from the amount allocated to the debt component. The Term Loan agreement contains a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. Any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. The allocation of the proceeds to the debt component and the bifurcation of the embedded derivative liability resulted in a $9.0 million debt discount that is amortized to interest expense over the term of the Term Loan.

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

In connection with the Incremental Amendment, the Company issued a warrant (the “Antara Warrant 2020”) to Antara Capital to purchase 3,650,000 shares (the “Antara Warrant Shares 2020”) of the Company’s common stock at an exercise price of $2.50 per share, subject to adjustment for certain distributions, stock splits, and issuances of common stock, as an incentive. The issuance of this warrant results in an additional debt discount that is amortized to interest expense over the term of the debt using the effective interest method. The Antara Warrant 2020 is exercisable for ten years from the date of issuance. If the fair market value of the Antara Warrant Shares 2020 is greater than $2.50 at the end of the exercise period, then the Antara Warrant 2020 will be deemed to be exercised automatically and immediately prior to the end of the exercise period. Pursuant to the Antara Warrant 2020, the Company granted Antara Capital preemptive rights to purchase its pro rata share, determined based on the number of shares held by Antara Capital or into which warrants held by Antara Capital (including the Antara Warrant 2020) are exercisable, of capital stock issued by the Company after the issuance date of the Antara Warrant 2020, subject to certain excepted issuances.

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

Waiver and Agreement to Issue Warrant

Effective March 31, 2020, the Company entered into a Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent, which modified a certain affirmative covenant and waived another affirmative covenant in the Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share as an incentive. The Company accounted for this issuance to Antara as an extinguishment of the existing debt and the execution of a new debt instrument. The Company recorded a $10.1 million loss on extinguishment of debt related to unamortized debt discount and debt issuance costs, which was recorded within gain (loss) on extinguishment of debt in the consolidated statement of operations for the three months ended March 31, 2020.

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

The Omnibus Amendment contained the following additional covenants:

•
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
•
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
•
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

The Company accounted for the Omnibus Amendment as a modification of the Financing Agreement. The Company capitalized the estimated fair value of the warrants to purchase 500,000 shares of the voting common stock of the Company at the price of $0.01 per share, the change in fair value resulting from the warrant exchange, and the fees paid to Antara on its balance sheet as an additional discount on the Financing Agreement, which is amortized using the effective interest method into interest expense over the term of the Financing Agreement. The Company recognized the estimated fair value of the 1,174,800 shares of the Company's common stock as interest expense during the first quarter of 2021.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Debt (with unrelated parties) consists of:

($ in thousands)	March 31, 2021		December 31, 2020
(a) Main Street Loan	$17,149	(1)	$17,033
(b) PPP Loan	10,000		10,000
(c) $1.3 million note payable	650		683
(d) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	838		1,099	(2)
(e) $0.3 million note payable	130		149
(f) Thunder Ridge supplier advance	881		881
(g) Various notes payable acquired from JB Lease	1,330		1,726
(h) $0.8 million note payable	427		504
(i) $3.8 million note payable	2,260		2,403
(j) Notes payable acquired from Sheehy	392		484
(k) Notes payable to two financing companies	1,013		1,082
(l) Finkle equipment notes	2,500		2,907
Total before debt issuance costs and debt discount	37,570		38,951
Debt issuance costs	(1,094)		(1,147)
Debt discount	(329)		(340)
	36,147		37,464
Less current portion	(20,167)		(12,727)
Long-term debt, less current portion	$15,980		$24,737

(1) Classified as a current liability as of March 31, 2021 due to the existence of one or more covenant violations.

(2) Classified as a current liability as of December 31, 2020 due to the existence of one or more covenant violations.

(a)
Main Street Loan

The $17.1 million loan bears interest at a rate equal to 3% percent per year plus the LIBOR Index. Beginning December 14, 2022, the Borrowers must make quarterly interest payments, and the Borrowers must make payments equal to 15% of the outstanding principal balance plus capitalized interest on each of December 14, 2023 and December 14, 2024. The entire outstanding principal balance, together with all accrued and unpaid interest, is due and payable in full on December 14, 2025.

The Company classified the $17.1 million unpaid principal balance, which includes $0.1 million of capitalized interest, as a current liability as of March 31, 2021 due to the existence of one or more covenant violations. As of March 31, 2021 and December 31, 2020, the unamortized debt discount was $0.3 million and $0.3 million, respectively, and the unamortized debt issuance costs were $1.1 million and $1.1 million, respectively.

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

(d)
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

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company is required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. During the three months ended March 31, 2021, the Company incurred $0.1 million and paid $0 in liquidated damages to noteholders. During the three months ended March 31, 2020, the Company incurred $0.1 million and paid $0.1 million in liquidated damages to noteholders.

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

In March 2021, the Company entered into certain Note Purchase Agreements and Releases (the “Note Purchase Agreements”) between the Company and certain holders (the “Holders”) of the Secured Convertible Notes in the principal amount of $0.3 million. The Note Purchase Agreements provide for various releases by the Holders and their respective representatives, successors, and assigns, including releases arising out of or related to the Secured Convertible Notes and the Secured Convertible Note Agreements. Pursuant to the Note Purchase Agreements, the Company agreed to purchase the Secured Convertible Notes and the Secured Convertible Note Agreements from the Holders in exchange for less than $0.1 million in cash to the Holders and to issue to the Holders warrants to purchase an aggregate of up to 106,343 shares of common stock of the Company at a price of $0.01 per share. The Company recognized the estimated fair value of the warrants as a $0.1 million increase in additional paid-in capital and recognized a $0.2 million gain on extinguishment of debt in the consolidated statement of operations for the three months ended March 31, 2021. During the three months ended March 31, 2021, $0.1 million of interest was added to the principal balance. In March 2022, the Company accepted a Secured Convertible Note in the principal amount of $0.25 million as contribution for a loan under the Bridge Loan described in Note 13, Subsequent Events.

(e)
$0.3 million note payable

The $0.3 million note payable was issued during November 2018, with interest at 3% and a maturity date of October 2022. The note calls for quarterly principal payments on January, April, July, and October 1st of $18,750 plus the related accrued interest.

(f)
Thunder Ridge supplier advance

Thunder Ridge signed an agreement with a supplier on August 31, 2017, in which $1.0 million was advanced to Thunder Ridge during 2017. The advance bears interest at 8.5%, is collateralized by substantially all of Thunder Ridge’s assets, is guaranteed by a member of management, and has a July 2022 maturity date.

(g)
Various notes payable acquired from JB Lease

The various notes payable acquired from JB Lease were issued to multiple lenders with interest rates ranging from 3.9% to 5.1% per annum. The notes have maturity dates ranging from September 2019 to August 2024. These notes are collateralized by transportation equipment and guaranteed by certain stockholders of the Company.

(h)
$0.8 million note payable

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

(k)
Notes payable to two financing companies

Notes payable to two financing companies issued in February 2019 and October 2019 with maturity dates in March 2023 and October 2024, respectively. The interest rates range from 4.5% to 8.94%, and the notes are collateralized by certain equipment.

(l)
Finkle equipment notes

Equipment notes payable with interest rates ranging from 5.2% to 11.8% and maturity dates between May 2020 and September 2025. The notes are collateralized by equipment.

Debt (with related parties) consists of:

($ in thousands)	March 31, 2021		December 31, 2020
(a) Antara Financing Agreement	$16,748	(1)	$33,616	(2)
(b) Four promissory notes with an aggregate principal amount of $9.5 million	9,500		9,500
(c) $3.8 million senior promissory note	3,800	(1)	3,800	(3)
(d) $4.0 million promissory note	4,000	(1)	4,000	(3)
(e) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	—		3,280	(3)
(f) $2.5 million promissory note - stockholder	1,686		1,732	(3)
(g) $6.4 million promissory note - stockholder	6,179		6,111	(3)
(h) Notes payable acquired from Ritter	432		439
Total before debt issuance costs and debt discount	42,345		62,478
Debt issuance costs	(19)		(36)
Debt discount	(7,703)		(8,811)
	34,623		53,631
Less current portion	(29,666)		(50,252)
Long-term debt, less current portion - related party	$4,957		$3,379

(1) Classified as a current liability as of March 31, 2021 due to the existence of one or more covenant violations.

(2) Classified as a current liability as of December 31, 2020 due to the probability of recurrence of covenant violations, other than the EBITDA-based covenant, during 2021.

(3) Classified as a current liability as of December 31, 2020 due to the existence of one or more covenant violations.

(a)
Antara Financing Agreement

The $16.7 million of Term Loans bear interest at 14.5% per annum. The maturity date is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan (March 15, 2026) or the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan, whichever occurs first. Beginning with the Omnibus Amendment and ending on December 14, 2020, interest was paid in kind at a rate of 17% per annum. Beginning December 14, 2020, interest on the Term Loans is payable in kind at 14.5% per annum for the first eight full or partial calendar quarters following December 14, 2020 and is payable in cash at the rate of 12.0% per annum commencing with the ninth calendar quarter following the effective date. All

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

outstanding principal and interest is due on the maturity date. During the first quarter of 2021 used all of the net proceeds from the Main Street Loan to pay down the aggregate principal amount due under the Antara Financing Agreement (including capitalized interest) from $33.6 million to $16.7 million, which resulted in an approximately $1.7 million loss on extinguishment of debt (which includes $0.8 million of prepayment penalty fees) being recognized in the consolidated statement of operations for the three months ended March 31 2021.

The Company classified the $16.7 million unpaid principal balance, which includes capitalized interest, as a current liability as of March 31, 2021 due to the existence of one or more covenant violations. The Company also classified the $33.6 million unpaid principal balance, which includes capitalized interest, as a current liability as of December 31, 2020 due to the probability of recurrence of covenant violations, other than the EBITDA-based covenant, during 2021. As of March 31, 2021 and December 31, 2020, the unamortized debt discount was $1.0 million and $2.0 million, respectively.

(b)
Four promissory notes with an aggregate principal amount of $9.5 million

The four promissory notes were issued to the former EAF members with interest at 1.5%, issued February 1, 2017, and mature February 1, 2026. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. These promissory notes are convertible into 7,000,000 shares of the Company's common stock. The holder’s conversion option is limited on a monthly basis to the number of shares of common stock equal to 10% of the thirty (30) day average trading volume of shares of common stock during the prior calendar month. Further, $35,000 is the minimum amount of principal or capitalized interest the holder must convert per conversion. As of March 31, 2021 and December 31, 2020, the unamortized debt discount was $6.4 million and $6.5 million, respectively. Subsequent to December 31, 2021, these notes were amended to permit the immediate conversion in full into warrants to purchase common stock at $0.01 per share and converted into 7,533,750 warrants.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the subordinated promissory note and the promissory note described below, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.2 million. As of March 31, 2021 and December 31, 2020, the remaining unamortized debt discount was $0.1 million and $0.2 million, respectively. The Company classified the $3.8 million unpaid principal balance as a current liability as of March 31, 2021 and December 31, 2020 due to the existence of one or more covenant violations.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the promissory note and the senior promissory note described above, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.3 million. As of March 31, 2021 and December 31, 2020, the remaining unamortized debt discount was $0.2 million and $0.2 million, respectively. The Company classified the $4.0 million unpaid principal balance as a current liability as of March 31, 2021 and December 31, 2020 due to the existence of one or more covenant violations.

(e)
$4.0 million Secured Convertible Promissory Notes ("Secured Convertible Notes")

Represents the portion of the Secured Convertible Notes issued during 2018 (discussed above) whereby the noteholder was a related party.

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

The Company recognized the estimated incremental fair value related to the warrant issuance and exchange as a $1.1 million increase in additional paid-in capital and recognized a $2.1 million gain on extinguishment of debt in the consolidated statement of operations for the three months ended March 31, 2021.

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

Note 7 - Stockholders’ Deficit and Warrants

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

Warrants

As further described in Note 6, Debt, the Company issued the following warrants in connection with the Financing Agreement:

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

As further described in Note 6, Debt, in connection with the December 2020 Main Street Loan, the Company contributed 100% of the issued and outstanding equity of EAF to EVO Holding with the consent of Danny Cuzick as the holder of certain previously disclosed promissory notes that are secured in part by the assets of EAF. In consideration of Danny Cuzick’s consent to the contribution, the Company issued to him the Cuzick Warrant to purchase up to 1,000,000 shares of common stock of the Company at the cost of $0.01 per share. Danny Cuzick is a member of the Company’s Board. The Company did not pay any underwriter discounts or commissions in connection with the issuance of the Cuzick Warrant.

All of the aforementioned warrants are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The following table summarizes such warrants outstanding and exercisable as of March 31, 2021 and December 31, 2020 that are liability-classified.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
March 31, 2021
Outstanding	16,022,000	$0.52	5.6
Exercisable	16,022,000	$0.52
December 31, 2020
Outstanding	16,022,000	$0.52	5.8
Exercisable	16,022,000	$0.52

In addition to the issuance of the aforementioned liability-classified warrants, the Company has issued warrants with different terms that are considered indexed to the Company's common stock and, therefore, are classified in additional paid-in capital and are not required to be measured at fair value at each reporting date. The following table summarizes such equity-classified warrants outstanding and exercisable as of March 31, 2021 and December 31, 2020.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
March 31, 2021
Outstanding	10,962,598	$2.47	7.6
Exercisable	10,379,265	$2.47
December 31, 2020
Outstanding	8,856,255	$2.91	7.4
Exercisable	8,522,922	$2.91

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 – Stock-Based Compensation

Warrants – Stock-Based Compensation

During the first quarter of 2021, the Company issued to an employee warrants to purchase 750,000 shares of the Company’s common stock. The warrants were issued with a 10-year life and an exercise price equal to the lesser of $2.50 per share and the price at which stock options were to be granted to the Company's officers in 2021. One-third (1/3) of the warrants vested and became exercisable on the grant date, one-third (1/3) vested and became exercisable on March 31, 2021, and one-third (1/3) vested and became exercisable on June 30, 2021. During the three months ended March 31, 2021, the Company recorded stock-based compensation expense of $0.2 million related to these warrants.

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

The Company's liability-classified warrants issued with an exercise price of $0.01 per share are measured at fair value using the Black-Scholes option-pricing model and are classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The warrant liabilities are presented as current liabilities on the consolidated balance sheets and are subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other income (expense) in its consolidated statements of operations. The inputs and assumptions used in the Black-Scholes option-pricing model include: (1) the Company's stock price; (2) the exercise price of the warrant; (3) the expected term of the warrant; (4) the Company's expected stock price volatility; (5) the Company's expected dividends; and (6) the risk-free interest rate.

The Company's liability-classified warrants issued with an exercise price of greater than $0.01 per share are measured at fair value using the Monte Carlo simulation model and are classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The warrant liabilities are presented as current liabilities on the consolidated balance sheets and are subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other income

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(expense) or as compensation expense in its consolidated statements of operations. The inputs and assumptions used in the Monte Carlo model include: (1) the Company's stock price; (2) the Company's expected stock price volatility; and (3) the risk-free interest rate.

The following table provides a reconciliation for the opening and closing balances of both liabilities for the periods presented:

($ in thousands)	Derivative Liability	Warrant Liabilities
Balance at December 31, 2020	$2,278	$11,264
Issuances	—	—
Net change in fair value	(788)	(3,107)
Balance at March 31, 2021	$1,490	$8,157

Balance at December 31, 2019	$1,021	$—
Issuances	—	11,100
Net change in fair value	45	(8,235)
Balance at March 31, 2020	$1,066	$2,865

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

The Company’s obligations under its debt agreements are carried at amortized cost. The fair value of the Company’s obligations under its convertible notes and the Term Loans under the Antara Financing Agreement are considered Level 3 liabilities of the fair value hierarchy because fair value was estimated using significant unobservable inputs. The fair value of the Company’s other debt arrangements are considered Level 2 liabilities of the fair value hierarchy because fair value is estimated using inputs other than quoted prices that are observable for the liability such as interest rates and yield curves. The estimated fair value of the Company’s Term Loans under the Antara Financing Agreement was $7.7 million as of March 31, 2021, and its carrying value was $15.7 million as of March 31, 2021. The estimated fair value of the Company’s Term Loans under the Antara Financing Agreement was $15.9 million as of December 31, 2020, and its carrying value was $31.6 million as of December 31, 2020. The carrying value of the Company’s remaining debt obligations approximates fair value, and was $55.1 million and $59.0 million as of March 31, 2021, and December 31, 2020, respectively.

Note 10 – Leases

Related Party Leases

The Company has various lease obligations with related parties for trucks, office space and terminals expiring at various dates through January 2029. During the three months ended March 31, 2021 and 2020 the Company incurred approximately $0.4 million and $0.4 million of related party lease costs, respectively. At March 31, 2021 and December 31, 2020, the Company had the following balances recorded in the condensed consolidated balance sheets related to its lease arrangements with related parties:

($ in thousands)	Classification	March 31, 2021	December 31, 2020
Assets
Operating leases	Right-of-use-asset	$3,010	$3,300
Finance leases	Right-of-use-asset	4	444

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	1,162	1,118
Finance leases	Finance lease liabilities, current portion	47	71

Non-current:
Operating leases	Operating lease liabilities, less current portion	1,644	1,956
Finance leases	Finance lease liabilities, less current portion	—	414

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

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets at March 31, 2021 and December 31, 2020. No payments have been made to date.

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

Long-Term Take-or-Pay Natural Gas Supply Contracts

As of March 31, 2021 and December 31, 2020, the Company had commitments to purchase natural gas on a take-or-pay basis with three vendors. It is anticipated these are normal purchases that will be necessary for sales, and that any penalties for failing to meet minimum volume requirements will be immaterial. As of March 31, 2021 and December 31, 2020, the estimated remaining liability under the take-or-pay arrangements was approximately $0.1 million and $0.9 million, respectively.

Off Balance Sheet Arrangements – Captive Insurance

Prior to the acquisition, Sheehy was self-insured for certain insurance risks with a captive insurance company under SEI. Upon the acquisition of Sheehy from SEI in January 2019, the Company became a member of the captive and Sheehy was transferred to the EVO member account. As a member of the captive, the Company is required to maintain a collateral deposit. The collateral deposit requirement is calculated at the renewal date of March 1st each year and is based on the prior three years of premium experience. The collateral deposit may be satisfied with either cash and/or investment collateral held in the captive or with a letter of credit. SEI agreed to pledge approximately $0.9 million in excess cash and investments held in the captive under the SEI member account to satisfy the Company’s collateral deposit requirement following the Company's acquisition of Sheehy. The letter agreement between the Company and SEI expired on March 1, 2020, however, the underlying Collateral Security Pledge Agreement among the Company, SEI and the captive has not expired and requires the Company’s consent for its amendment. The Company will be responsible for providing sufficient collateral to satisfy the security deposit with the captive if and when it comes to terms with SEI. The Company is also responsible for providing any additional collateral that may requested by the captive. See Note 4, Related Parties – Off Balance Sheet Arrangements – Collateral Security Pledge Agreement for terms of the agreement.

Letter of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting an EAF CNG station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $0.1 million minus the amount of delivery and demand charges paid by EAF

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $0.5 million, which amount may decrease annually during the term of the agreement and was equal to $0.2 million and $0.3 million as of March 31, 2021 and December 31, 2020.

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

Settlement Agreement and Release

In April 2021, the Company entered into certain Note Purchase Agreements and Releases (the “Note Purchase Agreements”) between the Company and certain holders (the “Holders”) of the Secured Convertible Notes in the principal amount of $0.3 million. The Note Purchase Agreements provide for various releases by the Holders and their respective representatives, successors, and assigns, including releases arising out of or related to the Secured Convertible Notes and the Secured Convertible Note Agreements. Pursuant to the Note Purchase Agreements, the Company agreed to purchase the Secured Convertible Notes and the Secured Convertible Note Agreements from the Holders in exchange for approximately $0.1 million in cash to the Holders and to issue to the Holders warrants to purchase an aggregate of up to 125,110 shares of common stock of the Company at a price of $0.01 per share. The Company recognized the estimated fair value of the warrants as a $0.1 million increase in additional paid-in capital and recognized a $0.2 gain on extinguishment of debt in the consolidated statement of operations for the three months ended June 30, 2021.

Bridge Loan

On March 11, 2022, the Company and certain subsidiary guarantors of the Company entered into a Senior Secured Loan and Executive Loan Agreement (the "Bridge Loan Agreement") with Antara Capital Master Fund LP ("Antara") and each of Thomas J. Abood, the Company's chief executive officer, Damon R. Cuzick, the Company's chief operating officer, Bridgewest Growth Fund LLC, an entity affiliated with Billy (Trey) Peck Jr., the Company's executive vice president - business development, and Batuta Capital Advisors LLC ("Batuta" and together with Mr. Abood, Mr. Cuzick, and Bridgewest Growth Fund LLC, the "Executive Lenders"), an entity affiliated with Alexandre Zyngier, a member of the Company's board of directors.

Pursuant to the Loan Agreement, the Company borrowed $9 million (the "Bridge Loan") from Antara and has the ability to borrow up to an additional $3 million from Antara prior to May 31, 2022, and also borrowed $825,000 (the "Executive Loans") from the Executive Lenders. $200,000 of the amount the Company borrowed from the Executive Lenders was borrowed in exchange for Batuta's surrender

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

of a Secured Convertible Note in the principal amount of $200,000 dated August 8, 2018 that Batuta previously purchased from Dane Capital Fund LP. The Bridge Loan and Executive Loans bear interest at 14% per annum and have a maturity date of the earlier of (i) demand by Antara at any time prior to the date on which a collateral agent designated by Antara has been granted a valid and enforceable, perfected, first priority lien on the collateral described in the Bridge Loan Agreement, subject only to permitted liens, on terms reasonably acceptable to the Antara, and (ii) May 31, 2022. Interest on the Bridge Loan and Executive Loans will accrue until the principal balances are repaid.

In the event of a default, the lenders have the right to terminate their obligations under the Bridge Loan Agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. As defined in the Bridge Loan Agreement, events of default include, but are not limited to: failure by the Company to pay any amount due under the Bridge Loan Agreement when due; default by the Company or any of its subsidiaries for failure to pay amounts due and payable under any indebtedness in an amount in excess of $100,000 if the effect of such default is to accelerate the maturity of any such indebtedness; and any representation or warranty made in connection with the Bridge Loan Agreement being materially false.

In connection with the Bridge Loan Agreement, and as a condition to the Company drawing the Bridge Loan pursuant to the Bridge Loan Agreement, on March 11, 2022, the Company granted Antara 11,969,667 warrants to purchase Company common stock at $0.01 per share and granted the Executive Lenders an aggregate of 1,097,219 warrants to purchase Company common stock at $0.01 per share (collectively, the "Bridge Loan Warrants"), subject to certain adjustments. Each Bridge Loan Warrant may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance.

On March 11, 2022, and pursuant to the Bridge Loan Agreement, the Company filed a Certificate of Designations of Series C Non-Participating Preferred Stock (the "Certificate of Designations") with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to one share of Series C Preferred Stock (the "Series C Preferred").

Under the Certificate of Designations, prior to a payment default under the Bridge Loan (a "Bridge Loan Triggering Event") and following the date on which all principal and accrued interest (including default interest) payable under the Bridge Loan has been paid-in-full (the date of such payment-in-full, the "Bridge Loan Discharge Date"), the holder of Series C Preferred will have no voting rights except as otherwise required by law. Under the Certificate of Designations, upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, the holders of Series C Preferred will vote together with the holders of the Company's common stock as a single class on any matter presented to the holders of the Company's common stock for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting) or on which such holders of common stock are otherwise entitled to act (each, a "Shareholder Matter"), and the holders of Series C Preferred will be entitled to cast a number of votes on any Shareholder Matter equal to the total number of votes of all non-holders of Series C Preferred entitled to vote on any such Shareholder Matter plus 10. In addition, the Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series C Preferred holders’ voting or board-appointment rights under the Certificate of Designations will require the consent of holders of a majority of the then outstanding (the "Series C Majority") Series C Preferred.

In addition, the Certificate of Designations grants the Series C Majority the exclusive right, voting separately as a class, to elect or appoint (i) prior to a Bridge Loan Triggering Event, one director to the Board (who shall, unless the majority of the Series C Preferred elects otherwise in its sole discretion, also serve as a member of each Board committee) and (ii) upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, a majority of the members of the Board.

The Series C Majority may elect to waive or decline to exercise any or all voting or Board-appointment rights granted under the Certificate of Designations, in whole or in part, on either a revocable or irrevocable basis.

On March 18, 2022, and pursuant to the Bridge Loan Agreement, the Board adopted amended and restated bylaws of the Company (the "A&R Bylaws"). The A&R Bylaws amend the Company's prior bylaws to conform to the Certificate of Designations with respect to the voting and procedural mechanisms applicable to the Series C Preferred on Shareholder Matters, and also to conform titles of Company officers to the titles previously approved by the Board.

On May 31, 2022, the Company, Antara, and the Executive Lenders entered into a Loan Extension Agreement (the "Extension Agreement") pursuant to which the maturity date of the Bridge Loan was extended from May 31, 2022 to June 30, 2022. Also on May 31, 2022, Danny Cuzick and Scott Wheeler resigned from the Board, and the Board appointed Raph Posner and Chetan Bansal, both of whom are employees of Antara, to serve as members of the Board. In connection with his resignation from the Board, Danny Cuzick

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

and the Company entered into a board observer agreement whereby the Company appointed Danny Cuzick as a non-voting Board observer.

Amendments to and Conversion of Secured Convertible Promissory Notes

On March 11, 2022, the Company entered into amendments (the "Convertible Note Amendments") to certain secured convertible promissory notes (the "Convertible Notes") dated February 1, 2017 with Danny Cuzick, individually and as holders representative on behalf of each of Damon Cuzick, Thomas Kiley, and Theril Lund. The Convertible Note Amendments permitted the holder of each note and Danny Cuzick in his capacity as holders representative to convert the full amount of outstanding principal and accrued interest, without limitation related to trading volume of the Company's common stock, into either shares of common stock of the Company or warrants to purchase shares of common stock of the company at an exercise price of $0.01 per share. On March 11, 2022, Danny Cuzick, individually and as holders representative on behalf of each of Damon Cuzick, Thomas Kiley, and Theril Lund, exercised the right to convert the Convertible Notes into warrants to purchase shares of common stock of the Company at an exercise price of $0.01 per share. As a result, the Company granted Messrs. Cuzick, Cuzick, Kiley, and Lund an aggregate of 7,533,750 warrants to purchase Company common stock at $0.01 per share (collectively, the "Convertible Note Warrants"). Each Convertible Note Warrant may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Some of the statements in this report may contain forward-looking statements that reflect management’s current view about future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. The forward-looking statements in this report generally relate to: (i) our growth strategy and potential acquisition candidates; (ii) management’s expectations regarding market trends and competition in the vehicle fuels industry, gasoline, diesel, and natural gas prices, government tax credits and other incentives, and environmental and safety considerations; (iii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

Forward-looking statements are based on information available to management at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Such statements reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include, among other factors:

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

EVO has grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers. During the three months ended March 31, 2021, we generated $81.9 million in revenues (which includes $34.8 million of nonrecurring revenue) from the USPS. We have been actively integrating the acquisitions we have made under common leadership and technology and are now operating under a single umbrella brand.

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

Results from Operations

Three Months Ended March 31, 2021, as compared with the Three Months Ended March 31, 2020

Trucking Segment

Trucking revenue: The majority of Trucking revenue is derived from the USPS. The remainder of the revenue is derived from corporate freight hauling. The USPS contracts are typically four years in duration and are priced on a rate per mile basis which varies by contract. The USPS contracts also include a monthly fuel adjustment. Trucking revenue was $54.0 million and $55.4 million during the three months ended March 31, 2021 and 2020, respectively. The $1.4 million, or 2.5%, decrease in Trucking revenue from the three months ended March 31, 2020 to the three months ended March 31, 2021 is primarily due to a $1.0 million decrease in USPS revenue.

Payroll, benefits and related: Driver wages are fixed per contract with USPS and are eligible for renegotiation with USPS on a bi-annual basis. In addition to an hourly wage that is set by the Department of Labor, drivers also earn an incremental hourly rate for benefits. Payroll, benefits and related expense was $21.5 million and $27.5 million during the three months ended March 31, 2021 and 2020, respectively. Despite a 2.5% decrease in trucking revenue from the three months ended March 31, 2020 to the three months ended March 31, 2021, payroll, benefits and related expense decreased $6.0 million, or 21.8%, from the three months ended March 31, 2020 to the three months ended March 31, 2021 due to a $1.1 million, or 13.6%, increase in purchased transportation expense, combined with a decrease in the number of driver employees, from the three months ended March 31, 2020 to the three months ended March 31, 2021.

Purchased transportation: Purchased transportation represents payments to subcontracted third-party companies. These contracts are negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to, labor, equipment, fuel and associated expenses. Purchased transportation expense was $9.2 million and $8.1 million during the three months ended March 31, 2021 and 2020, respectively. The $1.1 million, or 13.6%, increase in purchased transportation expense from the three months ended March 31, 2020 to the three months ended March 31, 2021 is primarily due to an increased use of subcontracted third-party companies rather than employee drivers.

Fuel: Fuel expense is comprised of diesel and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors. Fuel expense was $5.4 million and $7.1 million during the three months ended March 31, 2021 and 2020, respectively. The $1.7 million, or 23.9%, decrease in fuel expense is due primarily to the 2.5% decrease in trucking revenue, a decrease in fuel prices from January and February 2020 to January and February 2021, and the aforementioned increase in purchased transportation expense.

Equipment rent: The Company rents and leases a portion of its trucks and trailers through a combination of short-term rental arrangements and long-term lease arrangements. Equipment rent expense was $2.6 million and $3.2 million during the three months ended March 31, 2021 and 2020, respectively. The $0.6 million, or 18.8%, decrease in equipment rent expense from the three months ended March 31, 2020 to the three months ended March 31, 2021 is primarily due to purchasing new equipment to replace rental equipment.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet. Maintenance and supplies expense was $2.3 million and $2.8 million during the three months ended March 31, 2021 and 2020, respectively. The $0.5 million or 17.9%, decrease in maintenance and supplies expense from the three months ended March 31, 2020 to the three months ended March 31, 2021 is primarily due to reduced maintenance spend on existing equipment in advance of the planned refreshing of our fleet with newer equipment combined with a slight decrease in trucking revenue.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage and workers compensation expense related to the trucking segment of the business. Insurance and claims expense was $2.6 million and $2.6 million during the three months ended March 31, 2021 and 2020, respectively.

Operating supplies and expenses: Operating and supplies expense includes all other direct costs in the Trucking segment. Operating supplies and expenses was $4.1 million and $3.9 million during the three months ended March 31, 2021 and 2020, respectively.

CNG Fueling Stations Segment

CNG revenue: Revenue for the CNG stations was $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

CNG operating expenses: CNG operating expense is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees. CNG operating expense was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

EVO Consolidated

General and administrative: General and administrative expense was $5.0 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively.

Depreciation and amortization: Depreciation and amortization expense was $3.6 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively. The slight increase is due to an increase in finance lease right-of-use asset amortization expense being substantially offset by a decrease in depreciation expense.

Interest expense: Interest expense was $4.1 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively. The $0.5 million, or 13.9%, increase in interest expense from the three months ended March 31, 2020 to the three months ended March 31, 2021 is primarily due to higher finance lease liabilities in 2021 versus 2020.

Gain (loss) on extinguishment of debt: The $0.5 million gain on extinguishment of debt during the three months ended March 31, 2021 is primarily due to: (1) the $2.3 million gain on the partial extinguishment of the $4.0 million Secured Convertible Promissory Notes during March; and (2) the $1.7 million loss on extinguishment resulting from using all of the net proceeds from the Main Street Loan to pay down the aggregate principal amount due under the Antara Financing Agreement (including capitalized interest) from $33.6 million to $16.7 million during the first quarter of 2021. The $10.1 million loss on extinguishment of debt during the three months ended March 31, 2020 is due to the Company's March 31, 2020 Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent. The Waiver Agreement modified a certain affirmative covenant and waived another affirmative covenant in the Antara Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share as an incentive. Refer to Note 6, Debt, for further discussion.

Change in fair value of embedded derivative liability: The Antara Financing Agreement contains a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. Refer to Note 6, Debt, and Note 9, Fair Value Measurements, for further discussion.

Change in fair value of warrant liabilities: The Company previously issued certain warrants that are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The change in fair value of substantially all of the warrants classified as liabilities is recognized in other income (expense). Refer to Note 7, Stockholders' Deficit and Warrants, and Note 9, Fair Value Measurements, for further discussion.

Liquidity and Capital Resources

Three Months Ended March 31, 2021, as compared with the Three Months Ended March 31, 2020

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $16.3 million and $26.6 million at March 31, 2021 and December 31, 2020, respectively. The decrease is primarily attributable to cash used in financing activities during the three months ended March 31, 2021, which includes the Company using the proceeds received from its borrowings under the Main Street Priority Loan Program during the fourth quarter of 2020 to pay down the aggregate principal amount due to Antara, including capitalized interest, from $33.6 million to $16.7 million during the first quarter of 2021.

Operating Activities. Net cash provided by operations was $17.7 million during the three months ended March 31, 2021, which included $28.5 million of nonrecurring cash receipts from the USPS settlement agreements. Net cash used in operating activities was $15.9 million during the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company had net income of $31.2 million. For the three months ended March 31, 2020, the Company had a net loss of $13.7 million.

For three months ended March 31, 2021, the net income included $4.4 million in adjustments for non-cash items and $17.9 million of cash used for changes in working capital. Non-cash items primarily consisted of $3.6 million in depreciation and amortization, $2.4 million in non-cash interest expense, non-cash lease expense of $2.3 million, stock option and warrant-based compensation expense of $0.2 million, and amortization of debt discount and debt issuance costs of $0.2 million, partially offset by a $3.1 million change in fair value of warrant liabilities, a gain on extinguishment of debt of $0.5 million and a $0.8 million change in fair value of embedded derivative liability.

For the three months ended March 31, 2020, the net loss was partially offset by $8.2 million in adjustments for non-cash items and further reduced by $10.4 million of cash used for changes in working capital. Non-cash items primarily consisted of $3.5 million in depreciation and amortization, loss on extinguishment of debt of $10.1 million, $0.7 million in non-cash interest expense, non-cash lease expense of $1.0 million, stock option and warrant-based compensation expense of $0.4 million, and amortization of debt discount and debt issuance costs of $0.9 million, partially offset by a $8.2 million change in fair value of warrant liabilities.

Investing Activities. Net cash used in investing activities was $0.1 million for the three months ended March 31, 2021, and net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2020.

Financing Activities. Net cash used in financing activities was $28.0 million for the three months ended March 31, 2021. Net cash provided by financing activities was $16.0 million for the three months ended March 31, 2020. The cash used in financing activities during the three months ended March 31, 2021 primarily consisted of $65.9 million in payments on factoring arrangements, $19.6 million in payments of debt principal, and $1.3 million in payments on finance lease liabilities, partially offset by $59.6 million in advances from factoring receivables. The cash provided by financing activities during the three months ended March 31, 2020 primarily consisted of $6.3 million in net advances from factoring receivables, proceeds of $6.2 million from the issuance of debt, and $6.2 million in proceeds from the sale of common stock, preferred stock and warrants, partially offset by $1.8 million in payments of debt principal, and $0.6 million in payments on finance lease liabilities.

Sources of Liquidity

Our primary historical and future sources of liquidity are cash on hand ($16.3 million at March 31, 2021), the incurrence of additional indebtedness, the sale of the Company’s common stock or preferred stock, and advances under our accounts receivable factoring arrangements. However, there can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or the sale of the Company’s common stock or preferred stock.

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

Going Concern

As of March 31, 2021, the Company had a cash balance of $16.3 million, a working capital deficit of $64.1 million, stockholders’ deficit of $33.9 million, and material debt and lease obligations of $125.0 million, which include term loan borrowings under a financing agreement with Antara Capital. During the three months ended March 31, 2021, the Company reported cash provided by operating activities of $17.7 million that included $28.5 million of nonrecurring cash receipts from the USPS settlement agreements and net income of $31.2 million that included $34.8 million of pre-tax nonrecurring revenue from the USPS settlement agreements and a $0.5 million pre-tax gain on extinguishment of debt.

The following significant transactions and events affecting the Company’s liquidity occurred during the three months ended March 31, 2021:

•
During the fourth quarter of 2020, one of the Company's subsidiaries borrowed $17.0 million under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act (the “Main Street Loan”) and during the first quarter of 2021 used all of the net proceeds to pay down the aggregate principal amount due under the Antara Financing Agreement, including capitalized interest, from $33.6 million to $16.7 million.
•
During the first quarter of 2021, the Company entered into agreements with the USPS to settle claims submitted by the Company seeking additional compensation for transportation services provided under certain Dynamic Route Optimization (“DRO”) contracts. The Company received a total of $28.5 million related to these claims and also renegotiated the contractual rates per mile for some of its DRO contracts on a prospective basis.
•
During the first quarter of 2021, the Company entered into an agreement with the Factor (as defined in Note 5, Factoring Arrangements) related to the application of $17.5 million and $7.1 million of proceeds received from the USPS in February and January of 2021, respectively, arising out of the settlement agreements described above. Pursuant to the agreement, the parties acknowledged that the Factor previously applied approximately $1.6 of the $7.1 million of proceeds received in January 2021 plus approximately $0.6 million of funds held in reserve against a balance of $3.0 million for advances that the Factor made to the Company in September 2020 (the “Gross Purchase Advance Facility”) and agreed that the Factor would remit $11.0 million of net proceeds to the Company and that the Factor would retain approximately $6.9 million of net proceeds and apply that amount to reduce the outstanding principal amount of the Company’s factoring advances. The parties further agreed that the Company will repay the remaining balance of approximately $6.9 million due under the factoring arrangement in 48 equal monthly installments beginning January 1, 2022 and that the Factor would apply funds held in reserve against the approximately $0.8 million remaining balance of the Gross Purchase Advance Facility. The parties also agreed to work together to wind down their factoring relationship, including waiver of any applicable termination fees.
•
During the first quarter of 2021, the Company entered into agreements with certain noteholders to purchase promissory notes previously issued by the Company in the principal amount of $3.6 million by paying $0.5 million in cash and issuing warrants to purchase an aggregate of up to 1,356,343 shares of the Company’s common stock at a price of $0.01 per share. The Company also agreed to exchange the warrant, previously issued to a noteholder, to purchase up to 1,200,000 shares of common stock of the Company at a price of $2.50 per share for (i) a warrant to purchase up to 950,000 shares of common stock of the Company at a price of $2.50 per share and (ii) a warrant to purchase up to 250,000 shares of common stock of the Company at a price of $0.01 per share.

The following significant transactions and events affecting the Company’s liquidity occurred following the three months ended March 31, 2021:

•
During second quarter of 2021, the Company entered into agreements with certain noteholders to purchase promissory notes previously issued by the Company in the principal amount of $0.3 million by paying $0.1 million in cash and issuing warrants to purchase an aggregate of up to 125,110 shares of the Company’s common stock at a price of $0.01 per share.
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
•
During the first quarter of 2022, the Company obtained a Bridge Loan and Executive Loans, both as described in Note 13, Subsequent Events, in the aggregate amount of approximately $9.8 million.
•
During the first quarter of 2022, the Company entered into amendments to certain secured convertible promissory notes in the aggregate principal amount of $9.5 million to permit immediate conversion of those notes, and the holders representative converted those notes into warrants to purchase 7,553,750 shares of common stock of the Company at a price of $0.01 per share.

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
•
The Company is currently in default on certain of its debt obligations (Refer to Note 6, Debt, for further discussion); and
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
Cost reduction efforts;
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

Refer to Notes 5 and 6 to the unaudited condensed consolidated financial statements for further information regarding the Company’s factoring and debt obligations. Refer to Note 13 to the consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to March 31, 2021.

Off-Balance Sheet Arrangements

Refer to Note 11, Commitments and Contingencies – Captive Insurance.

Critical Accounting Policies

Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In accordance with Exchange Act rules 13a-15 and 15d-15, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures” including limitations in management’s evaluation of internal controls as a result of insufficient documentation of internal controls under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Remediation Plan

In light of the control deficiencies identified at March 31, 2021, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and plan to implement the specific remediation initiatives described below:

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended MARCH 31, 2021

Exhibit	Description

10.1+	Executive Employment Agreement dated February 1, 2021 between EVO Transportation & Energy Services, Inc. and R. Scott Wheeler (1)

10.2

Settlement Agreement and Releases dated March 12, 2021 between EVO Transportation & Energy Services, Inc., Midwest Bank, Dan Thompson II, LLC, Antara Capital LP, Antara Capital Master Fund LP, Antara Capital GP, LLC, Antara Capital Fund GP LLC, CEOF Holdings, LP and Himanshu Gulati, and Danny R. Cuzick, individually and as Holders’ Representative on behalf of Damon R. Cuzick, Theril H. Lund, and Thomas J. Kiley (2)

10.3	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Midwest Bank (2)

10.4	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Dan Thompson II, LLC ($2.50) (2)

10.5	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Dan Thompson II, LLC ($0.01) (2)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ Management contract or compensatory plan or arrangement.

(1)
Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on January 31, 2022 and incorporated herein by reference.
(2)
Filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on March 23, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: June 30, 2022	By:	/s/ Thomas J. Abood
Thomas J. Abood
Chief Executive Officer
Principal Executive Officer

Date: June 30, 2022	By:	/s/ Eugene Putnam
Eugene Putnam
Chief Financial Officer
Principal Financial Officer