Form 10-Q
period 2021-09-30
EVO Transportation & Energy Services, Inc.
filed 2022-06-30
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Explanatory Note

We have been delayed in filing this Quarterly Report on Form 10-Q (this “Q3 2021 Quarterly Report”). Immediately following the filing of this Q3 2021 Quarterly Report, we expect to file our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2020 10-K”). Unless otherwise noted, the disclosures in this Q3 2021 Quarterly Report speak as of September 30, 2021 and for the three-month and nine-month periods then ended.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

i

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2021	December 31, 2020
($ in thousands, except share and per share data)
Assets
Current assets
Cash	$6,713	$26,644
Accounts receivable - trade, net	27,194	13,033
Alternative fuels tax credit receivable	312	1,054
Due from related party	10	40
Prepaids and other current assets	3,569	2,205
Total current assets	37,798	42,976
Non-current assets
Property and equipment, net	28,800	28,240
Goodwill	23,837	23,837
Intangible assets, net	4,406	5,087
Operating lease right-of-use assets, net	7,784	10,473
Finance lease right-of-use assets, net	24,786	27,913
Deposits and other long-term assets	4,938	3,797
Total non-current assets	94,551	99,347
Total assets	$132,349	$142,323
Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$10,981	$11,698
Accrued expenses and other current liabilities	15,115	18,589
Accrued interest - related party	2,606	2,249
Embedded derivative liability	871	2,278
Warrant liabilities	9,021	11,264
Advances under factoring arrangements, current portion	17,422	24,397
Current portion of long-term debt	21,640	12,727
Current portion of long-term debt - related party	24,861	50,252
Operating lease liabilities, current portion	4,038	3,801
Finance lease liabilities, current portion	4,632	4,597
Total current liabilities	111,187	141,852
Non-current liabilities
Advances under factoring arrangements, less current portion	5,635	—
Long-term debt, less current portion	7,322	24,737
Long-term debt, less current portion - related party	11,497	3,379
Operating lease liabilities, less current portion	3,731	6,553
Finance lease liabilities, less current portion	21,883	24,884
Deferred tax liability	60	17
Total non-current liabilities	50,128	59,570
Total liabilities	161,315	201,422
Commitments and contingencies (Note 11)
Temporary Equity
Series A Redeemable Convertible Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding, includes accrued and undeclared dividends $125 (September 30, 2021) and $98 (December 31, 2020) liquidation preference $425 (September 30, 2021) and $398 (December 31, 2020)	425	398
Series B Redeemable Convertible Preferred stock, $0.0001 par value; 3,075,000 shares authorized, 2,050,000 shares issued and outstanding, includes accrued and undeclared dividends $935 (September 30, 2021) and $475 (December 31, 2020) liquidation preference $7,085 (September 30, 2021) and $6,625 (December 31, 2020)	7,085	6,625
Redeemable common stock, at redemption value; 2,240,000 (September 30, 2021 and December 31, 2020)	1,200	1,200
Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,972,815 (September 30, 2021 and December 31, 2020) shares issued and outstanding	2	2
Common stock subscribed and not yet issued 330 (September 30, 2021) and 80 (December 31, 2020)	—	—
Common stock issuable	4,390	3,474
Additional paid-in capital	32,153	30,821
Accumulated deficit	(74,221)	(101,619)
Total stockholders’ deficit	(37,676)	(67,322)
Total liabilities, temporary equity, and stockholders’ deficit	$132,349	$142,323

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2021	2020	2021	2020
Revenue
Trucking	$68,769	$52,133	$179,160	$159,258
Other	—	—	34,758	—
CNG	91	256	281	808
Total revenue	68,860	52,389	214,199	160,066
Operating expenses
Payroll, benefits and related	25,689	25,404	69,394	78,135
Purchased transportation	17,303	7,546	38,024	23,023
Fuel	7,278	5,023	19,131	16,948
Equipment rent	3,736	2,086	9,275	7,743
Maintenance and supplies	2,642	2,263	7,357	7,753
General and administrative	6,335	4,858	17,121	14,086
Operating supplies and expenses	3,748	3,705	11,308	11,722
Depreciation and amortization	4,009	3,816	11,371	10,931
Insurance and claims	1,918	2,077	6,881	7,617
Loss on sale of fixed assets	41	—	78	—
Change in fair value of contingent consideration	—	—	—	296
CNG expenses	24	95	218	386
Total operating expenses	72,723	56,873	190,158	178,640
Operating income (loss)	(3,863)	(4,484)	24,041	(18,574)
Other income (expense)
Interest expense	(2,784)	(3,083)	(9,686)	(10,148)
Change in fair value of embedded derivative liability	1,311	815	1,407	661
Change in fair value of warrant liabilities	481	(1,726)	2,243	5,534
Gain (loss) on extinguishment of debt	10,163	46	10,953	(10,010)
Other miscellaneous income	10	34	14	34
Total other expense	9,181	(3,914)	4,931	(13,929)
Income (loss) before income taxes	5,318	(8,398)	28,972	(32,503)
(Provision) benefit for income taxes	11	(37)	(1,574)	(142)
	$5,329	$(8,435)	$27,398	$(32,645)
Earnings per share:
Basic	$0.17	$(0.42)	$0.89	$(1.68)
Diluted	$0.16	$(0.42)	$0.83	$(1.68)
Weighted average shares outstanding:
Basic	30,891,398	20,270,915	30,377,872	19,906,638
Diluted	33,536,838	20,270,915	33,358,162	19,906,638

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Nine Months Ended September 30, 2021

	Common Stock		Common Stock Subscribed		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands, except share data)	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2020	15,212,815	$2	80	$—	$3,474	$30,821	$(101,619)	$(67,322)
Obligation to issue common stock - related party	—	—	—	—	916	—	—	916
Issuance of warrants to extinguish debt	—	—	—	—	—	1,224	—	1,224
Common stock issued for services - related party	—	—	250	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	232	—	232
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(152)	—	(152)
Net income	—	—	—	—	—	—	31,223	31,223
Balance - March 31, 2021	15,212,815	2	330	—	4,390	32,116	(70,396)	(33,888)
Issuance of warrants to extinguish debt	—	—	—	—	—	68	—	68
Stock-based compensation expense	—	—	—	—	—	117	—	117
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	—	—	(9,154)	(9,154)
Balance - June 30, 2021	15,212,815	2	330	—	4,390	32,139	(79,550)	(43,019)
Stock-based compensation expense	—	—	—	—	—	178	—	178
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	—	—	5,329	5,329
Balance - September 30, 2021	15,212,815	$2	330	$—	$4,390	$32,153	$(74,221)	$(37,676)

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

See notes to unaudited condensed consolidated financial statements

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
($ in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$27,398	$(32,645)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,371	10,931
Non-cash lease expense	2,903	3,042
Loss on sale of fixed assets	78	206
Amortization of debt discount and debt issuance costs	793	1,819
Deferred income taxes	43	(255)
Stock-based compensation expense	527	428
Non-cash interest expense	4,768	2,758
Bad debt expense	1	57
Change in fair value of embedded derivative liability	(1,407)	(661)
Change in fair value of warrant liabilities	(2,243)	(5,534)
Change in fair value of contingent consideration	—	296
(Gain) loss on extinguishment of debt	(10,953)	10,010
Changes in assets and liabilities
Accounts receivable - trade	(14,162)	(4,705)
Alternative fuels tax credit receivable	742	1,460
Due from related party	30	—
Other assets	(2,502)	(2,303)
Accounts payable	(721)	(7,048)
Accrued expenses and other current liabilities	(2,924)	3,534
Accrued interest - related party	357	844
Operating lease liabilities	(4,092)	(3,253)
Net cash provided by (used in) operating activities	10,007	(21,019)
Cash flows from investing activities
Purchases of equipment	(7,132)	(61)
Proceeds from sale of assets	315	430
Net cash provided by (used in) investing activities	(6,817)	369
Cash flows from financing activities
Proceeds from sale of common stock, preferred stock and warrants	—	6,150
Proceeds from issuance of debt	5,749	10,000
Payments of principal on debt	(4,306)	(4,430)
Proceeds from issuance of debt - related party	—	6,150
Payments of principal on debt - related party	(18,513)	(266)
Payment of prepayment penalty fees - related party	(777)	—
Advances from factoring arrangements	147,233	132,294
Payments on factoring arrangements	(149,451)	(122,461)
Debt issuance costs	—	(296)
Payments on finance lease liabilities	(3,056)	(2,487)
Net cash provided by (used in) financing activities	(23,121)	24,654
Net increase in cash	(19,931)	(17,384)
Cash - beginning of year	26,644	3,274
Cash - end of year	$6,713	$(14)

Supplemental disclosures of cash flow information:
Income tax paid	$783	$1
Interest paid	$471	$3,046

Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$1,636	$18,490
Right-of-use assets obtained in exchange for operating lease liabilities	$1,507	$3,379
Fair value of warrants and common stock issued in connection with financing arrangements	$2,208	$—
Held-for-sale assets sold for noncash consideration	$—	$450

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

Going Concern

As of September 30, 2021, the Company had a cash balance of $6.7 million, a working capital deficit of $73.4 million, stockholders’ deficit of $37.7 million, and material debt and lease obligations of $122.7 million, which include term loan borrowings under a financing agreement with Antara Capital. During the nine months ended September 30, 2021, the Company reported cash provided by operating activities of $10.0 million that included $28.5 million of nonrecurring cash receipts from the USPS settlement agreements and net income of $27.4 million that included $34.8 million of pre-tax nonrecurring revenue from the USPS settlement agreements and a $11.0 million pre-tax gain on extinguishment of debt.

The following significant transactions and events affecting the Company’s liquidity occurred during the nine months ended September 30, 2021:

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

The following significant transactions and events affecting the Company’s liquidity occurred following the nine months ended September 30, 2021:

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Refer to Notes 5 and 6 for further information regarding the Company’s factoring and debt obligations. Refer to Note 13, Subsequent Events, for further information regarding changes in the Company’s debt obligations and liquidity subsequent to September 30, 2021.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s December 31, 2020 Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The following table presents the computation of basic and diluted earnings (loss) per share (amounts in thousands, except share data):

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$5,329	$(8,435)	$27,398	$(32,645)
Accrued and undeclared preferred stock dividends in arrears	(164)	(164)	(487)	(368)
Issuance of warrants as deemed dividend - related party	—	—	—	(455)
Net income (loss) available to common stockholders - numerator for basic EPS	5,165	(8,599)	26,911	(33,468)
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	27	—	258	—
Redeemable Series A Preferred stock	9	—	27	—
Redeemable Series B Preferred stock	155	—	460	—
Subtotal	191	—	745	—
Adjusted net income (loss) available to common stockholders - numerator for diluted EPS	$5,356	$(8,599)	$27,656	$(33,468)

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	30,891,398	20,270,915	30,377,872	19,906,638
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	196,802	—	639,259	—
Redeemable Series A Preferred stock	138,597	—	132,647	—
Redeemable Series B Preferred stock	2,310,041	—	2,208,384	—
Subtotal	2,645,440	—	2,980,290	—
Denominator for diluted EPS - adjusted weighted average common shares outstanding	33,536,838	20,270,915	33,358,162	19,906,638
Basic EPS	$0.17	$(0.42)	$0.89	$(1.68)
Diluted EPS	$0.16	$(0.42)	$0.83	$(1.68)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted earnings (loss) per share of common stock attributable to common stockholders, because either their effect was anti-dilutive or they are contingently issuable shares that were not issuable assuming the end of the reporting period was the end of the contingency period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	10,420,249	9,354,250	10,420,249	9,354,250
Warrants	12,606,255	20,031,255	12,606,255	20,031,255
Common stock to be issued upon conversion of $4.0 million Secured Convertible Promissory Notes	—	1,712,690	—	1,712,690
Common stock to be issued upon conversion of Redeemable Series A Preferred stock	—	129,622	—	129,622
Common stock to be issued upon conversion of Redeemable Series B Preferred stock	—	2,156,712	—	2,156,712
Common stock to be issued upon conversion of Four convertible promissory notes with an aggregate principal amount of $9.5 million	7,490,000	7,385,000	7,490,000	7,385,000
Common stock and warrant to be issued for purchase of fixed assets	2,348,000	2,348,000	2,348,000	2,348,000
Total	32,864,504	43,117,529	32,864,504	43,117,529

Revenue Recognition

In accordance with ASC 606-10-50, the Company disaggregates Trucking revenue from contracts with its customers between USPS revenue and Freight revenue as follows:

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

($ in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
USPS revenue	$59,546	$45,607	$155,849	$139,148
Freight revenue	6,976	6,224	20,098	18,784
Other revenue	2,247	302	3,213	1,326
Total Trucking revenue	$68,769	$52,133	$179,160	$159,258

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

Note 2 - Balance Sheet Disclosures

Goodwill consists of the following:

($ in thousands)	September 30, 2021	December 31, 2020
Beginning balance	$23,837	$23,837
Acquisitions	—	—
Impairment	—	—
	$23,837	$23,837

All of the Company’s goodwill is included in its Trucking segment.

Intangible assets consist of the following:

	September 30, 2021			December 31, 2020
($ in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$4,604	$(1,923)	$2,681	$4,604	$(1,499)	$3,105
Trade names	2,416	(848)	1,568	2,416	(640)	1,776
Non-competition agreements	325	(168)	157	325	(119)	206
	$7,345	$(2,939)	$4,406	$7,345	$(2,258)	$5,087

Amortization expense for the three months ended September 30, 2021 and 2020, was $0.2 million and $0.2 million, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020, was $0.7 million and $0.7 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 8.0 years as of September 30, 2021, of which the weighted-average remaining useful life for the customer relationships was 8.1 years, for the trade names was 8.5 years, and for the non-competition agreements was 2.5 years.

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

	For the Three Months Ended September 30, 2021
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$68,769	$91	$—	$68,860
Operating expenses, excluding depreciation and amortization	$(63,814)	$(196)	$(4,704)	$(68,714)
Depreciation and amortization	$(4,009)	$—	$—	$(4,009)
Operating loss	$946	$(105)	$(4,704)	$(3,863)

	For the Nine Months Ended September 30, 2021
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$213,918	$281	$—	$214,199
Operating expenses, excluding depreciation and amortization	$(165,494)	$(800)	$(12,493)	$(178,787)
Depreciation and amortization	$(11,371)	$—	$—	$(11,371)
Operating loss	$37,053	$(519)	$(12,493)	$24,041

	For the Three Months Ended September 30, 2020
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$52,133	$256	$—	$52,389
Operating expenses, excluding depreciation and amortization	$(49,828)	$(252)	$(2,977)	$(53,057)
Depreciation and amortization	$(3,758)	$(56)	$(2)	$(3,816)
Operating loss	$(1,453)	$(52)	$(2,979)	$(4,484)

	For the Nine Months Ended September 30, 2020
($ in thousands)	Trucking	CNG Fueling Stations	Corporate and Unallocated	Total
Revenue	$159,258	$808	$—	$160,066
Operating expenses, excluding depreciation and amortization	$(158,414)	$(744)	$(8,551)	$(167,709)
Depreciation and amortization	$(10,752)	$(175)	$(4)	$(10,931)
Operating loss	$(9,908)	$(111)	$(8,555)	$(18,574)

For the nine months ended September 30, 2021 and 2020, the revenue from one customer accounted for approximately 89% and 87%, respectively, of total consolidated revenue.

Note 4 - Related Party Transactions

Accounts Payable – Related Party

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by one of the Company’s officers. Under the agreement, the Company pays a monthly fee for this technology based on the number of devices installed across the Company’s fleet. During the three and nine months ended September 30, 2021, the Company recognized expense of approximately $0.1 million and $0.5 million, respectively, related to this software technology, and there were no amounts owed as of September 30, 2021 and December 31, 2020. During the three and nine months ended September 30, 2020, the Company recognized expense of approximately $0.3 million and $0.8 million related to this software technology, respectively.

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $2.6 million and $2.2 million as of September 30, 2021, and December 31, 2020, respectively.

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

For long-term contracts with credit worthy customers, the Factor may advance, at their discretion, unearned future contract amounts. Unearned advances are secured by all factored and non-factored long-term contract cash receipts, which are remitted directly to the Factor by the customer. Earned and unearned components included in Advances from factoring arrangement are as follows:

($ in thousands)	September 30, 2021	December 31, 2020
Purchased accounts receivable	$14,771	$7,924
Unearned future contract advances	8,286	16,473
Total	$23,057	$24,397

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

The Factor may require, at their discretion at any time, the Company to repay unearned future contract advances or purchased accounts receivable that have not been paid by the customer. Financing costs are primarily comprised of an interest rate of Prime (subject to a 4% floor) plus 2.0% (resulting in rate of 6% as of September 30, 2021 and December 31, 2020). There is also a factor fee of 0.25% of the

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

face amount of the invoice factored and an associated penalty increase for purchased accounts that remain unpaid for 31 days. Total interest and financing fees for factored receivables for the three and nine months ended September 30, 2021 were $0.4 million and $0.9 million, respectively. Total interest and financing fees for factored receivables for the three and nine months ended September 30, 2020 were $0.4 million and $1.5 million, respectively. The fees are included in interest expense in the condensed consolidated statements of operations.

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

Paycheck Protection Program Loan

On April 15, 2020, the Company obtained a loan (the “Loan”) from BOKF, N.A. (dba Bank of Oklahoma) in the amount of $10.0 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Loan, which is memorialized by a Note dated April 15, 2020 issued by the Company, was scheduled to mature on April 15, 2022 and bore interest at a rate of 1.00% per annum, payable monthly commencing on November 15, 2020. The Company was able to prepay the Note at any time prior to maturity with no prepayment penalties. The principal amount of the Loan and accrued interest were eligible for forgiveness after eight weeks if the Company used the Loan proceeds for qualifying expenses, including payroll, rent, and utilities and the Company maintained its payroll levels. The Company used the entire Loan amount for qualifying expenses, and the entire amount borrowed under the Loan was forgiven by the SBA in July 2021, which was recognized as a $10.1 million gain on extinguishment of debt in the consolidated statements of operations for the three and nine months ended September 30, 2021.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Debt (with unrelated parties) consists of:

($ in thousands)	September 30, 2021		December 31, 2020
(a) Main Street Loan	$17,428	(1)	$17,033
(b) PPP Loan	—		10,000
(c) $1.3 million note payable	580		683
(d) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	526		1,099	(2)
(e) $0.3 million note payable	93		149
(f) Thunder Ridge supplier advance	853		881
(g) Various notes payable acquired from JB Lease	704		1,726
(h) $0.8 million note payable	331		504
(i) $3.8 million note payable	1,898		2,403
(j) Failed sale-leaseback obligations	5,104		484
(k) Notes payable to two financing companies	874		1,082
(l) Finkle equipment notes	1,842		2,907
Total before debt issuance costs and debt discount	30,233		38,951
Debt issuance costs	(980)		(1,147)
Debt discount	(291)		(340)
	28,962		37,464
Less current portion	(21,640)		(12,727)
Long-term debt, less current portion	$7,322		$24,737

(1) Classified as a current liability as of September 30, 2021 due to the existence of one or more covenant violations.

(2) Classified as a current liability as of December 31, 2020 due to the existence of one or more covenant violations.

(a)
Main Street Loan

The $17.4 million loan bears interest at a rate equal to 3% percent per year plus the LIBOR Index. Beginning December 14, 2022, the Borrowers must make quarterly interest payments, and the Borrowers must make payments equal to 15% of the outstanding principal balance plus capitalized interest on each of December 14, 2023 and December 14, 2024. The entire outstanding principal balance, together with all accrued and unpaid interest, is due and payable in full on December 14, 2025.

The Company classified the $17.4 million unpaid principal balance, which includes $0.4 million of capitalized interest, as a current liability as of September 30, 2021 due to the existence of one or more covenant violations. As of September 30, 2021 and December 31, 2020, the unamortized debt discount was $0.3 million and $0.3 million, respectively, and the unamortized debt issuance costs were $1.0 million and $1.1 million, respectively.

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

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company is required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. During the nine months ended September 30, 2021, the Company incurred $0.1 million and paid $0 in liquidated damages to noteholders. During the nine months ended September 30, 2020, the Company incurred $0.4 million and paid $0.1 million in liquidated damages to noteholders.

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

In March and April 2021, the Company entered into certain Note Purchase Agreements and Releases (the “Note Purchase Agreements”) between the Company and certain holders (the “Holders”) of the Secured Convertible Notes in the principal amount of $0.6 million. The Note Purchase Agreements provide for various releases by the Holders and their respective representatives, successors, and assigns, including releases arising out of or related to the Secured Convertible Notes and the Secured Convertible Note Agreements. Pursuant to the Note Purchase Agreements, the Company agreed to purchase the Secured Convertible Notes and the Secured Convertible Note Agreements from the Holders in exchange for approximately $0.1 million in cash to the Holders and to issue to the Holders warrants to purchase an aggregate of up to 231,453 shares of common stock of the Company at a price of $0.01 per share. The Company recognized the estimated fair value of the warrants as a $0.2 million increase in additional paid-in capital and recognized a $0.4 million gain on extinguishment of debt in the consolidated statement of operations for the nine months ended September 30, 2021. During the nine months ended September 30, 2021 $0.1 million of interest was added to the principal balance. In March 2022, the Company accepted a Secured Convertible Note in the principal amount of $0.25 million as contribution for a loan under the Bridge Loan described in Note 13, Subsequent Events.

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

(j)
Failed sale-leaseback obligations

Certain notes payable acquired from Sheehy were payable to a bank with interest rates of 4.35% to 4.375% per annum and were scheduled to mature between September 2020 and December 2021. During September 2020, the Company sold certain assets that are collateral for the notes payable to a third party for aggregate proceeds of $0.7 million, used such proceeds to extinguish the notes payable, and entered into a lease agreement with the third party under which the Company agreed to lease back the assets. In addition, during the nine months ended September 30, 2021 the Company entered into four sale-leaseback arrangements to provide approximately $4.9 million in cash proceeds for previously purchased equipment. Because these lease backs are classified as finance leases, the Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transactions as failed sale-leasebacks whereby the Company continues to depreciate the assets and recorded financing obligations for the consideration received from the buyer-lessor. No gain or loss was recognized on these transactions.

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

Debt (with related parties) consists of:

($ in thousands)	September 30, 2021		December 31, 2020
(a) Antara Financing Agreement	$18,021	(1)	$33,616	(2)
(b) Four promissory notes with an aggregate principal amount of $9.5 million	9,500		9,500
(c) $3.8 million senior promissory note	3,800	(1)	3,800	(3)
(d) $4.0 million promissory note	4,000	(1)	4,000	(3)
(e) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	—		3,280	(3)
(f) $2.5 million promissory note - stockholder	1,566		1,732	(3)
(g) $6.4 million promissory note - stockholder	6,367		6,111	(3)
(h) Notes payable acquired from Ritter	410		439
Total before debt issuance costs and debt discount	43,664		62,478
Debt issuance costs	(18)		(36)
Debt discount	(7,288)		(8,811)
	36,358		53,631
Less current portion	(24,861)		(50,252)
Long-term debt, less current portion - related party	$11,497		$3,379

(1) Classified as a current liability as of September 30, 2021 due to the existence of one or more covenant violations.

(2) Classified as a current liability as of December 31, 2020 due to the probability of recurrence of covenant violations, other than the EBITDA-based covenant, during 2021.

(3) Classified as a current liability as of December 31, 2020 due to the existence of one or more covenant violations.

(a)
Antara Financing Agreement

The $18.0 million of Term Loans bear interest at 14.5% per annum. The maturity date is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan (March 15, 2026) or the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan, whichever occurs first. Beginning with the Omnibus Amendment and ending on December 14, 2020, interest was paid in kind at a rate of 17% per annum. Beginning December 14, 2020, interest on the Term Loans is payable in kind at 14.5% per annum for the first eight full or partial calendar quarters following December 14, 2020

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

and is payable in cash at the rate of 12.0% per annum commencing with the ninth calendar quarter following the effective date. All outstanding principal and interest is due on the maturity date. During the first quarter of 2021 used all of the net proceeds from the Main Street Loan to pay down the aggregate principal amount due under the Antara Financing Agreement (including capitalized interest) from $33.6 million to $16.7 million, which resulted in an approximately $1.7 million loss on extinguishment of debt (which includes $0.8 million of prepayment penalty fees) being recognized in the consolidated statement of operations for the nine months ended September 30, 2021.

The Company classified the $18.0 million unpaid principal balance, which includes capitalized interest, as a current liability as of September 30, 2021 due to the existence of one or more covenant violations. The Company also classified the $33.6 million unpaid principal balance, which includes capitalized interest, as a current liability as of December 31, 2020 due to the probability of recurrence of covenant violations, other than the EBITDA-based covenant, during 2021. As of September 30, 2021 and December 31, 2020, the unamortized debt discount was $1.0 million and $2.0 million, respectively.

(b)
Four promissory notes with an aggregate principal amount of $9.5 million

The four promissory notes were issued to the former EAF members with interest at 1.5%, issued February 1, 2017, and mature February 1, 2026. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. These promissory notes are convertible into 7,000,000 shares of the Company's common stock. The holder’s conversion option is limited on a monthly basis to the number of shares of common stock equal to 10% of the thirty (30) day average trading volume of shares of common stock during the prior calendar month. Further, $35,000 is the minimum amount of principal or capitalized interest the holder must convert per conversion. As of September 30, 2021 and December 31, 2020, the unamortized debt discount was $6.0 million and $6.5 million, respectively. Subsequent to December 31, 2021, these notes were amended to permit the immediate conversion in full into warrants to purchase common stock at $0.01 per share and converted into 7,533,750 warrants.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the subordinated promissory note and the promissory note described below, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.2 million. As of September 30, 2021 and December 31, 2020, the remaining unamortized debt discount was $0.1 million and $0.2 million, respectively. The Company classified the $3.8 million unpaid principal balance as a current liability as of September 30, 2021 and December 31, 2020 due to the existence of one or more covenant violations.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the promissory note and the senior promissory note described above, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.3 million. As of September 30, 2021 and December 31, 2020, the remaining unamortized debt discount was $0.1 million and $0.2 million, respectively. The Company classified the $4.0 million unpaid principal balance as a current liability as of September 30, 2021 and December 31, 2020 due to the existence of one or more covenant violations.

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

The Company recognized the estimated incremental fair value related to the warrant issuance and exchange as a $1.1 million increase in additional paid-in capital and recognized a $2.1 million gain on extinguishment of debt in the consolidated statement of operations for the nine months ended September 30, 2021.

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

All of the aforementioned warrants are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The following table summarizes such warrants outstanding and exercisable as of September 30, 2021 and December 31, 2020 that are liability-classified.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
September 30, 2021
Outstanding	16,022,000	$0.52	5.1
Exercisable	16,022,000	$0.52
December 31, 2020
Outstanding	16,022,000	$0.52	5.8
Exercisable	16,022,000	$0.52

In addition to the issuance of the aforementioned liability-classified warrants, the Company has issued warrants with different terms that are considered indexed to the Company's common stock and, therefore, are classified in additional paid-in capital and are not required to be measured at fair value at each reporting date. The following table summarizes such equity-classified warrants outstanding and exercisable as of September 30, 2021 and December 31, 2020.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
September 30, 2021
Outstanding	11,087,708	$2.37	7.1
Exercisable	11,087,708	$2.37
December 31, 2020
Outstanding	8,856,255	$2.91	7.4
Exercisable	8,522,922	$2.91

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 – Stock-Based Compensation

Stock Options

During the third quarter of 2021, the Company reduced the exercise price of certain stock options previously granted to certain named executive officers of the Company and other key employees from an original exercise price of $2.50 per share to an exercise price of $1.50 per share, which the board of directors determined was equal to or greater than the fair market value of the Company’s common stock. A total of 4,394,999 options were subject to the exercise price reduction. The repricing was accounted for as a stock option modification whereby the incremental fair value of each option was determined using the Black-Scholes option pricing model at the date of the modification, and $0.2 million was recognized related to vested options as incremental compensation expense during the three months ended September 30, 2021. The Company will recognize the remaining $0.1 million of incremental compensation expense resulting from the modification on a straight-line basis over the remaining requisite service periods.

During the third quarter of 2021, the Board of Directors granted an employee 750,000 stock options with an exercise price of $1.50 per share and a 10-year life. One-third (1/3) of the options vested and became exercisable on the grant date, one-third (1/3) vest and become exercisable approximately 11 months after the date of grant, and one-third (1/3) vest and become exercisable approximately 23 months after the date of grant. During the third quarter of 2021, the Board of Directors also granted 211,000 stock options as compensation to board members with an exercise price of $1.50 and a 10-year life. 111,000 of the options vested and became exercisable on the grant date. The remaining 100,000 stock options vest and become exercisable on the first anniversary of the date of grant.

Warrants – Stock-Based Compensation

During the first quarter of 2021, the Company issued to an employee warrants to purchase 750,000 shares of the Company’s common stock. The warrants were issued with a 10-year life and an exercise price equal to the lesser of $2.50 per share and the price at which stock options were to be granted to the Company's officers in 2021. One-third (1/3) of the warrants vested and became exercisable on the grant date, one-third (1/3) vested and became exercisable on March 31, 2021, and one-third (1/3) vested and became exercisable on June 30, 2021. During the third quarter of 2021, the exercise price of the warrants was set at $1.50 per share pursuant to the terms of the warrant agreement. Except for the reduction in exercise price, all terms and conditions of the warrants remain the same. During the nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $0.2 million related to these warrants.

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

The Company's liability-classified warrants issued with an exercise price of greater than $0.01 per share are measured at fair value using the Monte Carlo simulation model and are classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The warrant liabilities are presented as current liabilities on the consolidated balance sheets and are subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other income (expense) or as compensation expense in its consolidated statements of operations. The inputs and assumptions used in the Monte Carlo model include: (1) the Company's stock price; (2) the Company's expected stock price volatility; and (3) the risk-free interest rate.

The following table provides a reconciliation for the opening and closing balances of both liabilities for the periods presented:

($ in thousands)	Derivative Liability	Warrant Liabilities
Balance at December 31, 2020	$2,278	$11,264
Issuances	—	—
Net change in fair value	(1,407)	(2,243)
Balance at September 30, 2021	$871	$9,021

Balance at December 31, 2019	$1,021	$—
Issuances	—	11,099
Net change in fair value	(661)	(5,534)
Balance at September 30, 2020	$360	$5,565

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

The Company’s obligations under its debt agreements are carried at amortized cost. The fair value of the Company’s obligations under its convertible notes and the Term Loans under the Antara Financing Agreement are considered Level 3 liabilities of the fair value hierarchy because fair value was estimated using significant unobservable inputs. The fair value of the Company’s other debt arrangements are considered Level 2 liabilities of the fair value hierarchy because fair value is estimated using inputs other than quoted prices that are observable for the liability such as interest rates and yield curves. The estimated fair value of the Company’s Term Loans under the Antara Financing Agreement was $9.0 million as of September 30, 2021, and its carrying value was $17.0 million as of September 30, 2021. The estimated fair value of the Company’s Term Loans under the Antara Financing Agreement was $15.9 million as of December 31, 2020, and its carrying value was $31.6 million as of December 31, 2020. The carrying value of the Company’s remaining debt obligations approximates fair value, and was $48.3 million and $59.0 million as of September 30, 2021, and December 31, 2020, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 – Leases

Related Party Leases

The Company has various lease obligations with related parties for trucks, office space and terminals expiring at various dates through January 2029. During the nine months ended September 30, 2021 and 2020 the Company incurred approximately $1.1 million and $1.2 million of related party lease costs, respectively. During the three months ended September 30, 2021 and 2020 the Company incurred approximately $0.4 million and $0.4 million of related party lease costs, respectively. At September 30, 2021 and December 31, 2020, the Company had the following balances recorded in the condensed consolidated balance sheets related to its lease arrangements with related parties:

($ in thousands)	Classification	September 30, 2021	December 31, 2020
Assets
Operating leases	Right-of-use-asset	$2,421	$3,300
Finance leases	Right-of-use-asset	—	444

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	1,096	1,118
Finance leases	Finance lease liabilities, current portion	—	71

Non-current:
Operating leases	Operating lease liabilities, less current portion	1,163	1,956
Finance leases	Finance lease liabilities, less current portion	—	414

Note 11 - Commitments and Contingencies

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets at September 30, 2021 and December 31, 2020. No payments have been made to date.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Long-Term Take-or-Pay Natural Gas Supply Contracts

As of September 30, 2021 and December 31, 2020, the Company had commitments to purchase natural gas on a take-or-pay basis with three vendors. It is anticipated these are normal purchases that will be necessary for sales, and that any penalties for failing to meet minimum volume requirements will be immaterial. As of September 30, 2021 and December 31, 2020, the estimated remaining liability under the take-or-pay arrangements was approximately $0.2 million and $0.9 million, respectively.

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

Letter of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting an EAF CNG station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $0.1 million minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $0.5 million, which amount may decrease annually during the term of the agreement and was equal to $0.2 million and $0.3 million as of September 30, 2021 and December 31, 2020.

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

EVO has grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers. During the nine months ended September 30, 2021, we generated $190.6 million in revenues (which includes $34.8 million of nonrecurring revenue) from the USPS. We have been actively integrating the acquisitions we have made under common leadership and technology and are now operating under a single umbrella brand.

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

Results from Operations

Three Months Ended September 30, 2021, as compared with the Three Months Ended September 30, 2020

Trucking Segment

Trucking revenue: The majority of Trucking revenue is derived from the USPS. The remainder of the revenue is derived from corporate freight hauling. The USPS contracts are typically four years in duration and are priced on a rate per mile basis which varies by contract. The USPS contracts also include a monthly fuel adjustment. Trucking revenue was $68.8 million and $52.1 million during the three months ended September 30, 2021 and 2020, respectively. The $16.7 million, or 32.1%, increase in Trucking revenue from the three months ended September 30, 2020 to the three months ended September 30, 2021 is primarily due to revenue from new USPS contracts, along with increased fuel surcharge revenue as a result of increased fuel prices.

Payroll, benefits and related: Driver wages are fixed per contract with USPS and are eligible for renegotiation with USPS on a bi-annual basis. In addition to an hourly wage that is set by the Department of Labor, drivers also earn an incremental hourly rate for benefits. Payroll, benefits and related expense was $25.7 million and $25.4 million during the three months ended September 30, 2021 and 2020, respectively. Despite a 32.1% increase in trucking revenue from the three months ended September 30, 2020 to the three months ended September 30, 2021, payroll, benefits and related expense increased only $0.3 million, or 1.2%, from the three months ended September 30, 2020 to the three months ended September 30, 2021 due to a $9.8 million, or 130.7%, increase in purchased transportation expense from the three months ended September 30, 2020 to the three months ended September 30, 2021.

Purchased transportation: Purchased transportation represents payments to subcontracted third-party companies. These contracts are negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to, labor, equipment, fuel and associated expenses. Purchased transportation expense was $17.3 million and $7.5 million during the three months ended September 30, 2021 and 2020, respectively. The $9.8 million, or 130.7%, increase in purchased transportation expense from the three months ended September 30, 2020 to the three months ended September 30, 2021 is primarily due to the use of subcontracted third-party company resources to service the aforementioned new USPS contracts that generated the increase in revenue from 2020 to 2021.

Fuel: Fuel expense is comprised of diesel and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors. Fuel expense was $7.3 million and $5.0 million during the three months ended September 30, 2021 and 2020, respectively. The $2.3 million, or 46.0%, increase in fuel expense is due primarily to the 32.1% increase in trucking revenue combined with an increase in the average DOE fuel price to $3.36 per gallon for the three months ended September 30, 2021 from $2.43 per gallon for the three months ended September 30, 2020.

Equipment rent: The Company rents and leases a portion of its trucks and trailers through a combination of short-term rental arrangements and long-term lease arrangements. Equipment rent expense was $3.7 million and $2.1 million during the three months ended September 30, 2021 and 2020, respectively. The $1.6 million, or 76.2%, increase in equipment rent expense from the three months ended September 30, 2020 to the three months ended September 30, 2021 is primarily due to the need to service the aforementioned new USPS contracts that generated the increase in revenue from 2020 to 2021.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet. Maintenance and supplies expense was $2.6 million and $2.3 million during the three months ended September 30, 2021 and 2020, respectively. The $0.3 million or 13.0%, increase in maintenance and supplies expense from the three months ended September 30, 2020 to the three months ended September 30, 2021 is primarily due to an increase in the size of the fleet combined with increased maintenance costs for the existing fleet, which the Company is in process of refreshing with newer equipment.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage and workers compensation expense related to the trucking segment of the business. Insurance and claims expense was $1.9 million and $2.1 million during the three months ended September 30, 2021 and 2020, respectively. The $0.2 million, or 9.5%, decrease in insurance and claims expense from the three months ended September 30, 2020 to the three months ended September 30, 2021 is primarily due to lower premiums and fewer significant, nonrecurring claims.

Operating supplies and expenses: Operating and supplies expense includes all other direct costs in the Trucking segment. Operating supplies and expenses was $3.7 million and $3.7 million during the three months ended September 30, 2021 and 2020, respectively.

CNG Fueling Stations Segment

CNG revenue: Revenue for the CNG stations was $0.1 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively.

CNG operating expenses: CNG operating expense is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees. CNG operating expense was less than $0.1 million for the three months ended September 30, 2021 and 2020, respectively.

EVO Consolidated

General and administrative: General and administrative expense was $6.3 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively. The $1.4 million, or 28.6%, increase in general and administrative expense from the three months ended September 30, 2020 to the three months ended September 30, 2021 is primarily due to increases in compensation and benefits and accounting and auditing professional fees.

Depreciation and amortization: Depreciation and amortization expense was $4.0 million and $3.8 million for the three months ended September 30, 2021 and 2020, respectively. The slight increase is due to an increase in finance lease right-of-use asset amortization expense being substantially offset by a decrease in depreciation expense.

Interest expense: Interest expense was $2.8 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively. The $0.3 million, or 9.7%, decrease in interest expense from the three months ended September 30, 2020 to the three months ended September 30, 2021 is primarily due to during the first quarter of 2021 the Company using all of the net proceeds of the Main Street Loan to pay down the aggregate principal amount due under the Antara Financing Agreement, including capitalized interest, from $33.6 million to $16.7 million. Refer to Note 6, Debt, for a description of these activities.

Gain (loss) on extinguishment of debt: The $10.2 million gain on extinguishment of debt during the three months ended September 30, 2021 is due to the extinguishment of the outstanding principal and accrued interest on the Paycheck Protection Program Loan, which was forgiven by the SBA in July 2021.

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

Nine Months Ended September 30, 2021, as compared with the Nine Months Ended September 30, 2020

Trucking Segment

Trucking revenue: The majority of Trucking revenue is derived from the USPS. The remainder of the revenue is derived from corporate freight hauling. The USPS contracts are typically four years in duration and are priced on a rate per mile basis which varies by contract. The USPS contracts also include a monthly fuel adjustment. Trucking revenue was $179.2 million and $159.3 million during the nine months ended September 30, 2021 and 2020, respectively. The $19.9 million, or 12.5%, increase in Trucking revenue from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 is primarily due to revenue from new USPS contracts, along with increased fuel surcharge revenue as a result of increased fuel prices.

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

Payroll, benefits and related: Driver wages are fixed per contract with USPS and are eligible for renegotiation with USPS on a bi-annual basis. In addition to an hourly wage that is set by the Department of Labor, drivers also earn an incremental hourly rate for benefits. Payroll, benefits and related expense was $69.4 million and $78.1 million during the nine months ended September 30, 2021 and 2020, respectively. Despite a 12.5% increase in trucking revenue from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, payroll, benefits and related expense decreased $8.7 million, or 11.1%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 due to a $15.0 million, or 65.2%, increase in purchased transportation expense from the nine months ended September 30, 2020 to the nine months ended September 30, 2021.

Purchased transportation: Purchased transportation represents payments to subcontracted third-party companies. These contracts are negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to, labor, equipment, fuel and associated expenses. Purchased transportation expense was $38.0 million and $23.0 million during the nine months ended September 30, 2021 and 2020, respectively. The $15.0 million, or 65.2%, increase in purchased transportation expense from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 is primarily due to the use of subcontracted third-party company resources to service the aforementioned new USPS contracts that generated the increase in revenue from 2020 to 2021.

Fuel: Fuel expense is comprised of diesel and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors. Fuel expense was $19.1 million and $16.9 million during the nine months ended September 30, 2021 and 2020, respectively. The $2.2 million, or 13.0%, increase in fuel expense is due primarily to the 12.5% increase in trucking revenue combined with an increase in the average DOE fuel price to $3.15 per gallon for the nine months ended September 30, 2021 from $2.58 per gallon for the nine months ended September 30, 2020.

Equipment rent: The Company rents and leases a portion of its trucks and trailers through a combination of short-term rental arrangements and long-term lease arrangements. Equipment rent expense was $9.3 million and $7.7 million during the nine months ended September 30, 2021 and 2020, respectively. The $1.6 million, or 20.8%, increase in equipment rent expense from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 is primarily due to the need to service the aforementioned new USPS contracts that generated the increase in revenue from 2020 to 2021.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet. Maintenance and supplies expense was $7.4 million and $7.8 million during the nine months ended September 30, 2021 and 2020, respectively. The $0.4 million, or 5.1%, decrease in maintenance and supplies expense from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 is primarily due to reduced maintenance spend on existing equipment in advance of the planned refreshing of our fleet with newer equipment.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage and workers compensation expense related to the trucking segment of the business. Insurance and claims expense was $6.9 million and $7.6 million during the nine months ended September 30, 2021 and 2020, respectively. The $0.7 million, or 9.2%, decrease in insurance and claims expense from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 is primarily due to lower premiums and fewer significant, nonrecurring claims.

Operating supplies and expenses: Operating and supplies expense includes all other direct costs in the Trucking segment. Operating supplies and expenses was $11.3 million and $11.7 million during the nine months ended September 30, 2021 and 2020, respectively. The $0.4 million, or 3.4%, decrease in operating supplies and expenses from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 is primarily due to more cost efficient completion of certain routes.

CNG Fueling Stations Segment

CNG revenue: Revenue for the CNG stations was $0.3 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

CNG operating expenses: CNG operating expense is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees. CNG operating expense was $0.2 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

EVO Consolidated

General and administrative: General and administrative expense was $17.1 million and $14.1 million for the nine months ended September 30, 2021 and 2020, respectively. The $3.0 million, or 21.3%, increase in general and administrative expense from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 is primarily due to increases in compensation and benefits and accounting and auditing professional fees.

Depreciation and amortization: Depreciation and amortization expense was $11.4 million and $10.9 million for the nine months ended September 30, 2021 and 2020, respectively. The slight increase is due to an increase in finance lease right-of-use asset amortization expense being substantially offset by a decrease in depreciation expense.

Interest expense: Interest expense was $9.7 million and $10.1 million for the nine months ended September 30, 2021 and 2020, respectively. The $0.4 million, or 4.0%, decrease in interest expense from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 is primarily due to during the first quarter of 2021 the Company using all of the net proceeds of the Main Street Loan to pay down the aggregate principal amount due under the Antara Financing Agreement, including capitalized interest, from $33.6 million to $16.7 million. Refer to Note 6, Debt, for a description of these activities.

Gain (loss) on extinguishment of debt: The $11.0 million gain on extinguishment of debt during the nine months ended September 30, 2021 is due to: (1) the $10.1 million gain on extinguishment of the outstanding principal and accrued interest on the Paycheck Protection Program Loan, which was forgiven by the SBA in July 2021; (2) the $2.5 million gain on the partial extinguishment of the $4.0 million Secured Convertible Promissory Notes during March and April 2021; and (3) the $1.7 million loss on extinguishment resulting from using all of the net proceeds from the Main Street Loan to pay down the aggregate principal amount due under the Antara Financing Agreement (including capitalized interest) from $33.6 million to $16.7 million during the first quarter of 2021. The $10.0 million loss on extinguishment of debt during the nine months ended September 30, 2021 is due primarily to the $10.1 million loss on extinguishment of debt relating to the Company's March 31, 2020 Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent. The Waiver Agreement modified a certain affirmative covenant and waived another affirmative covenant in the Antara Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share as an incentive. Refer to Note 6, Debt, for further discussion.

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

Liquidity and Capital Resources

Nine Months Ended September 30, 2021, as compared with the Nine Months Ended September 30, 2020

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $6.7 million and $26.6 million at September 30, 2021 and December 31, 2020, respectively. The decrease is primarily attributable to cash used in financing activities during the nine months ended September 30, 2021, which includes the Company using the proceeds received from its borrowings under the Main Street Priority Loan Program during the fourth quarter of 2020 to pay down the aggregate principal amount due to Antara, including capitalized interest, from $33.6 million to $16.7 million during the first quarter of 2021.

Operating Activities. Net cash provided by operations was $10.0 million during the nine months ended September 30, 2021, which included $28.5 million of nonrecurring cash receipts from the USPS settlement agreements. Net cash used in operating activities was $21.0 million during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the Company had net income of $27.4 million. For the nine months ended September 30, 2020, the Company had a net loss of $32.6 million.

For nine months ended September 30, 2021, the net income included $5.9 million in adjustments for non-cash items and $23.3 million of cash used for changes in working capital. Non-cash items primarily consisted of $11.4 million in depreciation and amortization, $4.8 million in non-cash interest expense, non-cash lease expense of $2.9 million, stock-based compensation expense of $0.5 million, and amortization of debt discount and debt issuance costs of $0.8 million, partially offset by a gain on extinguishment of debt of $11.0 million, a $2.2 million change in fair value of warrant liabilities, and a $1.4 million change in fair value of embedded derivative liability.

For the nine months ended September 30, 2020, the net loss was partially offset by $23.1 million in adjustments for non-cash items and further reduced by $11.5 million of cash used for changes in working capital. Non-cash items primarily consisted of $10.9 million in depreciation and amortization, loss on extinguishment of debt of $10.0 million, $2.8 million in non-cash interest expense, non-cash lease expense of $3.0 million, stock option and warrant-based compensation expense of $0.4 million, and amortization of debt discount and debt issuance costs of $1.8 million, partially offset by a $5.5 million change in fair value of warrant liabilities and a $0.7 million change in fair value of embedded derivative liability.

Investing Activities. Net cash used in investing activities was $6.8 million for the nine months ended September 30, 2021, and net cash provided by investing activities was $0.4 million for the nine months ended September 30, 2020. The net cash used in investing activities during the nine months ended September 30, 2021 is primarily related to $7.1 million of capital expenditures. The net cash provided by investing activities during the nine months ended September 30, 2020 is related to proceeds from the sale of fixed assets.

Financing Activities. Net cash used in financing activities was $23.1 million for the nine months ended September 30, 2021. Net cash provided by financing activities was $24.7 million for the nine months ended September 30, 2020. The cash used in financing activities during the nine months ended September 30, 2021 primarily consisted of $149.5 million in payments on factoring arrangements, $22.8 million in payments of debt principal, and $3.1 million in payments on finance lease liabilities, partially offset by $147.2 million in advances from factoring receivables and $5.7 million of proceeds from the issuance of debt. The cash provided by financing activities during the nine months ended September 30, 2020 primarily consisted of $132.3 million in advances from factoring receivables, proceeds of $16.2 million from the issuance of debt, and $6.2 million in proceeds from the sale of common stock, preferred stock and warrants, partially offset by $122.5 million in payments on factoring arrangements, $4.7 million in payments of debt principal, and $2.5 million in payments on finance lease liabilities.

Sources of Liquidity

Our primary historical and future sources of liquidity are cash on hand ($6.7 million at September 30, 2021), the incurrence of additional indebtedness, the sale of the Company’s common stock or preferred stock, and advances under our accounts receivable factoring arrangements. However, there can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or the sale of the Company’s common stock or preferred stock.

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

Going Concern

As of September 30, 2021, the Company had a cash balance of $6.7 million, a working capital deficit of $73.4 million, stockholders’ deficit of $37.7 million, and material debt and lease obligations of $122.7 million, which include term loan borrowings under a financing agreement with Antara Capital. During the nine months ended September 30, 2021, the Company reported cash provided by operating activities of $10.0 million that included $28.5 million of nonrecurring cash receipts from the USPS settlement agreements and net income of $27.4 million that included $34.8 million of pre-tax nonrecurring revenue from the USPS settlement agreements and a $11.0 million pre-tax gain on extinguishment of debt.

The following significant transactions and events affecting the Company’s liquidity occurred during the nine months ended September 30, 2021:

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

The following significant transactions and events affecting the Company’s liquidity occurred following the nine months ended September 30, 2021:

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

Refer to Notes 5 and 6 to the unaudited condensed consolidated financial statements for further information regarding the Company’s factoring and debt obligations. Refer to Note 13 to the consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to September 30, 2021.

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

In accordance with Exchange Act rules 13a-15 and 15d-15, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures” including limitations in management’s evaluation of internal controls as a result of insufficient documentation of internal controls under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Remediation Plan

In light of the control deficiencies identified at September 30, 2021, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and plan to implement the specific remediation initiatives described below:

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended SEPTEMBER 30, 2021

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

99.1	EVO Transportation & Energy Services, Inc. 2021 Annual Incentive Plan (1)

99.2	EVO Transportation & Energy Services, Inc. 2021 Long-Term Incentive Plan (1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

(1)
Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the SEC on September 3, 2021 and incorporated herein by this reference.

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