Form 10-K
period 2021-12-31
EVO Transportation & Energy Services, Inc.
filed 2022-06-30
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s 2021 second fiscal quarter was approximately $15.2 million based on the price of $7.00 per share, the price at which the Registrant’s common equity was last sold as of the last business day of the Registrant’s 2021 second fiscal quarter as reported on the OTC Pink Marketplace.

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

EVO has grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers. In 2021, we generated $270.7 million in revenue, which includes $34.8 million of nonrecurring revenue. We have been actively integrating the acquisitions we have made under common leadership and technology and are now operating under a single umbrella brand.

Service and Product Offering

Mail Transportation

We transport mail and freight by truck for the USPS and other customers. We competitively bid on transportation contracts that procure and specify the movement of mail between processing facilities and destination post offices. Customer contracts are typically four years in term and most often are renewed with the incumbent supplier if appropriate service has been performed in accordance with contract requirements including, but not limited to, USPS performance standards, Service Contract Act requirements, Department of Transportation (“DOT”) regulations (federal and state), and all other applicable local and state regulations.

As of December 31, 2021, we held over 250 contracts with the USPS. Of these, 15 were Dynamic Route Optimization contracts and the remainder were traditional highway route contracts. Our mail transportation operations generated $270.7 million in revenue in 2021 (which includes $34.8 million of nonrecurring revenue), or 89% of our total revenues.

Freight and Brokerage Services

In addition to our USPS mail transportation and delivery services, we provide freight and brokerage services to various corporate customers. Our freight and brokerage services generated $33.0 million of revenues in 2021, or 11% of our total revenues.

Compressed Natural Gas Fueling

We own three CNG fueling stations that serve our fleet and other customers. Those stations are located in Fort Worth, TX, Oak Creek, WI, and Tolleson, AZ and accommodate class 8 trucks and trailers. We have two additional CNG fueling stations located in Jurupa Valley, CA and San Antonio, TX that are no longer operational. Most of our CNG customers fuel at our stations under long term contracts and we have a small number of retail customers. Our CNG fueling operations generated $0.4 million of revenues in 2021, or less than 1% of our total revenues.

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

We believe EVO is well positioned to take on more business with the USPS as the postal service consolidates vendors and solicits larger contracts for which bigger suppliers are better equipped to bid. We have a dedicated team focused on bidding on new contracts and responding to any inquiries from the USPS on existing contracts. We believe we have an industry-leading ability to provide the USPS with the information and service levels they desire as we bid on new contracts, and we intend to continue to expand both organically and through acquisitions to provide greater coverage to the USPS.

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

Principal Customers and Suppliers

The USPS is the Company’s primary customer, and for the years ended December 31, 2021 and 2020, the USPS accounted for approximately 89% and 87%, respectively, of the Company’s revenue. As a result, the Company’s trucking operations are highly dependent on the USPS. For a discussion of the risks associated with the possible loss of the USPS as a customer or a significant reduction in the Company’s relationship with the USPS, refer to Item 1A. Risk Factors of this report.

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

Because the Company’s primary business is transportation on public roadways, we are regulated by the Federal Motor Carrier Safety Administration (FMCSA), a division of the US Department of Transportation (DOT), and the Occupational Safety and Health Administration (OSHA). The Company operates its business to exceed the requirements of these agencies, and currently maintains a Satisfactory rating with the FMCSA.

The primary safety related risks associated with the transportation industry consist of damage to Company equipment or third parties involved in a vehicle accident, personal injury to others involved in an accident, and injuries sustained to employees.

The Company maintains insurance coverage for all operations to exceed the requirements of the FMCSA, and consistently reviews its coverage on an annual basis.

To the extent that the Company subcontracts any portion of its business to third party trucking companies, those companies operate under their own DOT authority, and provide their own liability and workers compensation insurance, which the Company has the right to audit from time to time. All third-party trucking companies contracted with the Company must meet the Company's insurance requirements and safety requirements by being rated as Satisfactory by the FMCSA. All third-party trucking companies must also list the Company as additional insured on all insurance policies and contain a Waiver of Subrogation on their workers compensation policy.

Fuel

In 2021, we used approximately 7.75 million gallons of diesel and approximately 1.35 million gas gallon equivalents (“GGEs”) of CNG. Our fuel costs are typically passed on to customers. In addition, we qualified for a retroactive tax credit of $0.50 per GGE for roughly 0.7 million of the GGEs utilized in 2021 and a tax credit of $0.30 per GGE for the remaining approximately 0.635 million GGES utilized in 2021. These tax credits expired on December 31, 2021.

The Company actively manages its fuel purchasing network in an effort to maintain adequate fuel supplies and reduce its fuel costs. The Company purchases its fuel through a network of retail truck stops with which it has negotiated volume purchasing discounts. The Company seeks to reduce its fuel costs by routing its drivers to truck stops with which the Company has negotiated volume purchase discounts when fuel prices at such stops are lower than the bulk rate paid for fuel at the Company’s terminals. The Company stores fuel in aboveground storage tanks at some of its facilities.

The Company believes the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet by incorporating fuel efficiency measures and focusing on alternative fuel vehicles, particularly CNG vehicles that can leverage the Company’s current and future CNG fueling stations. The Company may periodically enter into various commodity hedging instruments to mitigate a portion of the effect of fuel price fluctuations. As of December 31, 2021 and 2020, the Company had no liabilities related to commodity hedging instruments recorded in the accompanying consolidated balance sheets. Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a material adverse effect on the Company’s operations and profitability.

Operations

Fleet

We operate a substantial fleet of tractors, trailers, straight trucks, and local delivery vehicles. We own a significant portion of our fleet, but we also utilize leases and short-term rental agreements for some of our vehicles and trailers. Our vehicles currently operate on either diesel fuel or CNG, and we are also pursuing opportunities to introduce other alternative fuel vehicles, including electric vehicles, into our fleet. We intend to continue to replace our existing fleet with more efficient diesel, CNG and other alternative fuel vehicles.

Operations Centers

We manage regional operations centers with major centers of operations in Oak Creek, Wisconsin, Austin, Texas, Laurel, Maryland, and Newark, New Jersey. Other operations centers include Des Moines, Iowa, Columbus, Ohio, St. Louis, Missouri, Madison, Wisconsin, and Milwaukee, Wisconsin.

Technology

We utilize a suite of systems for transportation management, electronic logging, customer relationship management, brokerage, maintenance, accounting, recruiting, HR, payroll and camera systems. These systems include Omnitracs, Salesforce, NetSuite, Ten Street, APlus, Lytx, and others. We expect these systems to provide increased operational efficiencies and revenue maximization.

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

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on the Company and its drivers, including rules that restrict driver hours-of-service. The FMCSA has adopted a data-driven Compliance, Safety and Accountability (the “CSA”) program as its safety enforcement and compliance model. The CSA program holds motor carries and drivers accountable for their role in safety by evaluating and ranking fleets and individual drivers on certain safety-related standards. To promote improvement in all CSA categories, including those both over and under the established scoring threshold, the Company has procedures in place to address areas where it has exceeded the thresholds and the Company periodically reviews all safety-related policies, programs and procedures for their effectiveness and revises them, as necessary, to establish improvement. The Company believes its established policies, programs and procedures are adequate to address safety-related concerns but can give no assurance these measures will be effective. The FMCSA issues three categories of safety ratings: satisfactory, conditional, and unsatisfactory. All operating authorities granted by the DOT that are operated by the Company currently have a “satisfactory” FMCSA rating.

The Company is also subject to various labor laws and regulations. The contracts that the Company holds with USPS are subject to the McNamara-O’Hara Service Contract Act (“SCA”) that is administered by the Department of Labor. The SCA, among other things, requires that the Company pay its drivers a minimum hourly wage as determined by the DOL as well as provide a bona fide fringe benefit package to its drivers.

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

Employees

As of December 31, 2021, the Company had approximately 1,744 employees, consisting of approximately 1,272 full-time employees and approximately 472 part-time employees. The Company employed approximately 1,494 drivers as of December 31, 2021. The Company is not a party to any collective bargaining agreements.

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

•
continued net losses during 2020, as well as during 2021 after excluding the nonrecurring revenue that resulted from the USPS settlement agreements and the nonrecurring gains that resulted from the extinguishment of certain debt obligations;
•
continued cash used in operations during 2020, as well as during 2021 after excluding the nonrecurring cash receipts that resulted from the USPS settlement agreements;
•
continued working capital deficit and stockholders’ deficit as of March 31, 2022;
•
the structure of our factoring arrangement; and
•
existing defaults on certain of our debt obligations; and uncertainty regarding our ability to obtain additional financing in the future.

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

In 2021, we reported net income of $14.3 million that included $34.8 million of nonrecurring pre-tax revenue resulting from the USPS settlement agreements, as well as a $11.0 million pre-tax gain on the extinguishment of certain debt obligations. In 2020, we incurred a net loss of $46.8 million. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments.

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

The Company identified seven deficiencies in internal control that it considered to be material weaknesses and other deficiencies that it considered to be significant deficiencies. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. In addition, the Company’s management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting described in Item 9A of this Annual Report on Form 10-K. As a result, we will be required to expend significant resources to develop the necessary documentation and testing procedures required by Section 404, and there is a risk that we will not comply with all of the necessary requirements. The material weaknesses may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations. Additionally, if we cannot remediate the material weaknesses in internal controls or if we identify additional material weaknesses in internal controls that cannot be remediated in a timely manner, investors and others with whom we do business may lose confidence in the reliability of our financial statements, and in our ability to obtain equity or debt financing could suffer.

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

Economic conditions may adversely affect the USPS and its ability to remain solvent. The United States Government Accountability Office described the USPS’s financial condition as “deteriorating and unsustainable” and reported that the USPS lost approximately $69 billion from fiscal years 2007 through 2018. The USPS’s financial difficulties can negatively impact the Company’s results of operations and financial condition and the Company’s ability to comply with the covenants in its debt agreements, especially if the USPS were to delay or default on payments to us. There can be no assurance that the Company’s relationship with the USPS will continue as presently in effect. Additionally, the Company’s contracts with the USPS are terminable for convenience by the USPS upon advance notice ranging from 60 days for some contracts to 180 days for DRO contracts. A default in performance by the Company under one USPS contract can constitute a cross-default allowing the USPS to terminate some or all of the Company’s other contracts with the USPS. A reduction in, or termination of, the Company’s services by the USPS would have a material adverse effect on the Company’s business and operating results.

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

The Company also is subject to cost increases outside of its control that could materially reduce its profitability if it is unable to increase its rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver wages, subcontractor rates, interest rates, taxes, tolls, license and registration fees, insurance, equipment and healthcare for its employees.

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

The Company is subject to stringent and comprehensive federal, state, and local environmental and worker health and safety laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from its vehicles (including engine idling) and facilities, the health and safety of its workers in conducting operations, and adverse impacts to the environment. Under certain environmental laws, the Company could be subject to strict liability, without regard to fault or legality of conduct, for costs relating to contamination at facilities the Company owns or operates or previously owned or operated and at third-party sites where the Company disposed of waste, as well as costs associated with the clean-up of releases arising from accidents involving the Company’s vehicles. The Company often operates in industrial areas, where truck terminals and other industrial activities are located, and where soil, groundwater or other forms of environmental contamination have occurred from historical or recent releases and for which the Company may incur remedial or other environmental liabilities. The Company also maintains aboveground fuel storage tanks at some of its facilities and vehicle maintenance operations at certain of its facilities. The Company’s operations involve the risks of fuel spillage or seepage into the environment, environmental damage and unauthorized hazardous material spills, releases or disposal actions, among others.

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

Sub-contractors are third-party service providers, as compared to company drivers who are employed by the Company. As independent business owners, the Company’s sub-contractors may make business or personnel decisions that conflict with the Company’s best interests. For example, if a load is unprofitable, route distance is too far from home or personal scheduling conflicts arise, a sub-contractor may deny loads of freight from time to time. In these circumstances, the Company must be able to timely deliver the freight in order to maintain relationships with customers.

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

In response to the spread of COVID-19, we modified our business practices for the continued health and safety of our employees. Specifically, we implemented measures to enhance the sanitization process of the Company’s equipment and properties, increased the social distancing of our employees by working remotely where possible, and provided driving associates with personal protective equipment (PPE). We may take further actions, or be required to take further actions, that are in the best interests of our employees in the future. The implementation of health and safety practices, including federal or state vaccine mandates and similar measures, could impact our productivity and costs, which could have a material adverse impact on our business, financial condition, and results of operations. In addition, the focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward existing or new initiatives or investments, which could have a material adverse impact on our results of operations.

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

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, we will experience greater difficulty raising equity capital, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

The Company’s board of directors, without any action by the Company’s stockholders, may amend the Company’s certificate of incorporation from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that the Company has authority to issue. The board of directors may also classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any class or series of stock. Thus, the board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of the Company’s common stock. For example, the Series A Preferred Stock authorized by the board of directors in April 2018, the Series B Preferred Stock authorized by the board of directors in March 2020, and the Series C Preferred Stock authorized by the board of directors in March 2022 all rank senior in preference and priority to the Company’s common stock with respect to dividend and liquidation rights and, generally votes with the common stock on an as converted basis on all matters presented for a vote of the holders of common stock, including directors, and entitle the holders of Series A Preferred Stock to fifteen votes for each share of Series A Preferred Stock held and the holders of Series B Preferred Stock to four votes for each share of Series B Preferred Stock held. Upon certain triggering events, the holder of our Series C preferred Stock is entitled to exercise a majority vote on all matters presented for a vote of the holders of common stock and to appoint a majority of our board of directors. The Series A Preferred stock, Series B Preferred stock, and Series C Preferred Stock, as well as any other series of preferred stock that the board of directors may authorize in the future could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of the Company’s common stock.

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
•
We lease property in St. Louis, MO for office and maintenance shop space, truck storage, and parking for monthly rent of approximately $6,000. The lease term expires in October 2024.
•
We lease property in Newark, NJ for office and maintenance shop space, truck storage, and parking for monthly rent of approximately $65,000. The lease term expires in March 2023.
•
We lease property in Columbus, OH for office and maintenance shop space, truck storage, and parking for monthly rent of $2,900. The lease term expires in June 2022.
•
We lease property at two locations in Austin, TX for office and maintenance shop space, truck storage, and parking for monthly rent of $15,270 and $19,000, respectively. The lease terms expire in December 2024 and April 2027, respectively.
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

Item 3. Legal Proceedings.

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses on the accompanying consolidated balance sheets at December 31, 2021 and 2020. No payments have been made to date.

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

As of June 27, 2022, there were 188 holders of record of our common stock.

Dividend Policy

The Company has not paid any cash dividends since inception and does not anticipate or contemplate paying dividends in the foreseeable future. Dividends accrue on our Series A Preferred Stock and Series B Preferred Stock on a cumulative basis but are payable upon declaration of the board of directors. Nominal dividends also accrue and are payable on our Series C Preferred Stock. It is the present intention of management to utilize all available funds for the development of the Company’s business.

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

We experienced significant growth in USPS contract revenue through acquisitions and organic growth from 2018 through 2021. We obtained a total of 237 USPS contracts pursuant to our acquisitions of Thunder Ridge on June 1, 2018, Graham on November 18, 2018, Sheehy Mail on January 2, 2019, Ursa and JB Lease on February 1, 2019, Courtlandt and Finkle on July 15, 2019, and the Ritter Companies on September 16, 2019.

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

Results from Operations

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

Trucking Segment

Trucking revenue: The majority of Trucking revenue is derived from the USPS. The remainder of the revenue is primarily derived from corporate freight hauling. The USPS contracts are typically four years in duration with pricing varying by contract. The vast majority of the USPS contracts include a monthly fuel adjustment. Trucking revenue was $268.9 million and $228.3 million during the years ended December 31, 2021 and 2020, respectively. The $40.6 million, or 17.8%, increase in trucking revenue from 2020 to 2021 is primarily due to revenue from new USPS contracts, along with increased fuel surcharge revenue as a result of fuel prices increasing throughout 2021.

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

Payroll, benefits and related: Of the Company’s approximately 1,700 employees at year-end, approximately 1,500 were drivers. Driver wages are fixed per contract with USPS and are eligible for renegotiation with USPS on a bi-annual basis. In addition to an hourly wage that is set by the Department of Labor, drivers also earn an incremental hourly rate for benefits. Payroll, benefits and related expense was $98.3 million and $105.5 million during the years ended December 31, 2021 and 2020, respectively. Despite a 17.8% increase in trucking revenue from 2020 to 2021, payroll, benefits and related expense was substantially flat from 2020 to 2021 due to a $29.9 million, or 76.9%, increase in purchased transportation expense from 2020 to 2021.

Purchased transportation: Purchased transportation represents payments to subcontracted third-party companies. These contracts are negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to labor, equipment, fuel and associated expenses. Purchased transportation expense was $68.8 million and $38.9 million during the years ended December 31, 2021 and 2020, respectively. The $29.9 million, or 76.9%, increase in purchased transportation expense from 2020 to 2021 is primarily due to the use of subcontracted third-party company resources to service the aforementioned new USPS contracts that generated the increase in revenue from 2020 to 2021.

Fuel: Fuel expense is comprised of diesel and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors. Fuel expense was $28.2 million and $22.9 million during the years ended December 31, 2021 and 2020, respectively. The $5.3 million, or 23.1%, increase in fuel expense from 2020 to 2021 is primarily due to the 17.8% increase in trucking revenue combined with an increase in the average DOE fuel price to $3.28 per gallon in 2021 from $2.56 per gallon in 2020.

Equipment rent: The Company rents and leases a portion of its trucks and trailers through a combination of short-term rental arrangements and long-term lease arrangements. Equipment rent expense was $13.4 million and $10.7 million during the years ended December 31, 2021 and 2020, respectively. The $2.7 million, or 25.2%, increase in equipment rent expense from 2020 to 2021 is primarily due to the need to service the aforementioned new USPS contracts that generated the increase in revenue from 2020 to 2021.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet. Maintenance and supplies expense was $10.9 million and $10.2 million during the years ended December 31, 2021 and 2020, respectively. The $0.7 million, or 6.9%, increase in maintenance and supplies expense from 2020 to 2021 is primarily due to an increase in the size of the fleet combined with increased maintenance costs for the existing fleet, which the Company is in process of refreshing with newer equipment.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage and workers compensation expense related to the trucking segment of the business. Insurance and claims expense was $8.9 million and $9.8 million during the years ended December 31, 2021 and 2020, respectively. The $0.9 million, or 9.2%, decrease in insurance and claims expense from 2020 to 2021 is primarily due to lower premiums and fewer significant, nonrecurring claims.

Operating supplies and expenses: Operating supplies and expenses include all other direct costs in the trucking segment. Operating supplies and expenses were $15.3 million and $16.1 million during the years ended December 31, 2021 and 2020, respectively. The $0.8 million, or 5.0%, decrease in operating supplies and expenses from 2020 to 2021 is primarily due to more cost efficient completion of certain routes.

CNG Fueling Stations Segment

CNG revenue: Revenue for the CNG stations was $0.4 million and $1.0 million during the years ended December 31, 2021 and 2020, respectively.

CNG operating expenses: CNG operating expense is comprised of natural gas, electricity, federal excise tax, vendor use fuel tax and credit card fees. CNG operating expense was $0.3 million and $0.5 million during the years ended December 31, 2021 and 2020, respectively.

Impairment of long-lived assets: Long-lived assets impairment expense was $0 and $2.3 million during the years ended December 31, 2021 and 2020, respectively. Substantially all of the impairment expense during the year ended December 31, 2020 is related to the CNG fueling stations segment and is due primarily to the compression of commodity prices.

EVO Consolidated

General and administrative: General and administrative expense was $25.5 million and $18.5 million during the years ended December 31, 2021 and 2020, respectively. The $7.0 million, or 37.8%, increase in general and administrative expense from 2020 to 2021 is primarily due to the increases in compensation and benefits of $3.9 million and accounting and auditing professional fees by $2.2 million.

Depreciation and amortization: Depreciation and amortization expense was $15.2 million and $14.8 million during the years ended December 31, 2021 and 2020, respectively. The slight increase is due to an increase in finance lease right-of-use asset amortization expense being substantially offset by a decrease in depreciation expense.

Interest expense: Interest expense was $12.7 million and $15.0 million during the years ended December 31, 2021 and 2020, respectively. The $2.3 million, or 15.3%, decrease in interest expense from 2020 to 2021 is primarily due to during the first quarter of 2021 the Company using all of the net proceeds of the Main Street Loan to pay down the aggregate principal amount due under the Antara Financing Agreement, including capitalized interest, from $33.6 million to $16.7 million. Refer to Note 6, Debt, for a description of these activities.

Gain / loss on extinguishment of debt: The $11.0 million gain on extinguishment of debt during the year ended December 31, 2021 is due to: (1) the $10.1 million gain on extinguishment of the outstanding principal and accrued interest on the Paycheck Protection Program Loan, which was forgiven by the SBA in July 2021; (2) the $2.5 million gain on the partial extinguishment of the $4.0 million Secured Convertible Promissory Notes during March and April 2021; and (3) the $1.7 million loss on extinguishment resulting from using all of the net proceeds from the Main Street Loan to pay down the aggregate principal amount due under the Antara Financing Agreement (including capitalized interest) from $33.6 million to $16.7 million during the first quarter of 2021. The $10.0 million loss on extinguishment of debt during the year ended December 31, 2020 is primarily due to the $10.1 million loss on extinguishment of debt relating to the Company's March 31, 2020 Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent. The Waiver Agreement modified a certain affirmative covenant and waived another affirmative covenant in the Antara Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share as an incentive. Refer to Note 6, Debt, for further discussion.

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

Liquidity and Capital Resources

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $7.3 million and $26.6 million at December 31, 2021 and 2020, respectively. The decrease is primarily attributable to cash used in financing activities during the year ended December 31, 2021, which includes the Company using the proceeds received from its borrowings under the Main Street Priority Loan Program during the fourth quarter of 2020 to pay down the aggregate principal amount due to Antara, including capitalized interest, from $33.6 million to $16.7 million during the first quarter of 2021.

Operating Activities. Net cash provided by operating activities was $23.5 million during the year ended December 31, 2021, which included $28.5 million of nonrecurring cash receipts from the USPS settlement agreements. Net cash used in operating activities was $10.0 million during the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, the Company had net income of $14.3 million and a net loss of $46.8 million, respectively.

For 2021, the net income included $18.0 million in adjustments for non-cash items and $8.7 million of cash used by changes in working capital. Non-cash items primarily consisted of $15.2 million in depreciation and amortization, $6.0 million in non-cash interest expense, non-cash lease expense of $4.0 million, the $2.5 million change in fair value of warrant liabilities, the amortization of debt discount and debt issuance costs of $1.1 million, $0.2 million loss on sale of assets, and stock-based compensation expense of $0.6 million, partially offset by a $11.0 million gain on extinguishment of debt, the $0.8 million change in fair value of embedded derivative liability, and a $0.1 million adjustment for deferred income taxes.

For 2020, the net loss included $40.2 million in adjustments for non-cash items and $3.4 million of cash provided by changes in working capital. Non-cash items primarily consisted of $14.8 million in depreciation and amortization, $10.0 million in loss on extinguishment of debt, $5.5 million in non-cash interest expense, $2.3 million in impairment charges, non-cash lease expense of $4.5 million, amortization of debt discount and debt issuance costs of $2.1 million, $1.3 million loss on sale of assets, and stock option and warrant-based compensation expense of $0.5 million, partially offset by a $0.4 million adjustment for deferred income taxes.

Investing Activities. Net cash used in investing activities was $7.1 million for the year ended December 31, 2021. Net cash provided by investing activities was $0.9 million for the year ended December 31, 2020. The net cash used in investing activities during 2021 is primarily related to $7.4 million of capital expenditures. The net cash provided by investing activities during 2020 is related to $1.0 million proceeds from the sale of fixed assets offset by $0.1 million of capital expenditures.

Financing Activities. Net cash used in financing activities was $35.7 million for the year ended December 31, 2021 and net cash provided by financing activities was $32.5 million for the year ended December 31, 2020. The cash used in financing activities during 2021 primarily consisted of $225.8 million in payments on factoring arrangements, $24.1 million in payments of debt principal, and $5.9 million in payments on finance lease liabilities, partially offset by $214.3 million in advances from factoring receivables and $6.5 million of proceeds from the issuance of debt. The cash provided by financing activities during 2020 primarily consisted of $185.4 million in advances from factoring receivables, proceeds of $32.8 million from the issuance of debt, and $6.2 million in proceeds from the sale of common stock, preferred stock and warrants, partially offset by $180.8 million in payments on factoring arrangements, $6.8 million in payments of debt principal, and $3.6 million in payments on finance lease liabilities.

Sources of Liquidity

Our primary historical and future sources of liquidity are cash on hand ($7.3 million at December 31, 2021), the incurrence of additional indebtedness, the sale of the Company’s common stock or preferred stock, and advances under our accounts receivable factoring arrangements. However, there can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or the sale of the Company’s common stock or preferred stock.

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

Going Concern

As of December 31, 2021, we had a cash balance of $7.3 million, a working capital deficit of $93.4 million, stockholders’ deficit of $50.9 million, and material debt and lease obligations of $114.4 million, which included term loan borrowings under a financing agreement with Antara Capital. During the year ended December 31, 2021, we reported cash provided by operating activities of $23.5 million that included $28.5 million of nonrecurring cash receipts from the USPS settlement agreements and net income of $14.3 million that included $34.8 million of pre-tax nonrecurring revenue from the USPS settlement agreements and a $11.0 million pre-tax gain on extinguishment of debt.

The following significant transactions and events affecting the Company’s liquidity occurred during the year ended December 31, 2021:

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

The following significant transactions and events affecting the Company’s liquidity occurred following the year ended December 31, 2021:

•
During the first quarter of 2022, the Company obtained a Bridge Loan and Executive Loans, both as described in Note 14, Subsequent Events, in the aggregate amount of approximately $9.8 million.

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

Refer to Notes 1, 5, 6 and 10 to the consolidated financial statements for further information regarding our debt, factoring, and lease obligations, including the future maturities of such obligations. Refer to Note 14, Subsequent Events, to the consolidated financial statements for further information regarding changes in our debt obligations and liquidity subsequent to December 31, 2021.

Off-Balance Sheet Arrangements

Refer to Note 11, Commitments and Contingencies – Off Balance Sheet Arrangements – Captive Insurance.

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

On a periodic basis we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. For further information on our significant accounting policies, refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

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

The most significant fair value estimates include intangible assets (customer relationships and trade names) subject to amortization that were determined based primarily on the acquiree’s projected cash flows. The projected cash flows include various assumptions, including estimated revenue growth rates, operating margins, customer attrition rates, royalty rates, and the appropriate risk-adjusted discount rates used to discount the projected cash flows.

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

During the years ended December 31, 2021 and 2020, the annual impairment test did not result in an impairment of goodwill.

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

Impairment expense of $2.3 million was recorded during the year ended December 31, 2020 related to the CNG Fueling Stations asset group.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 31, 2021, the Company had federal and state net operating losses of approximately $44.7 million and $30.2 million, respectively. As of December 31, 2020, the Company had federal and state net operating losses of approximately $50.5 million and $30.1 million, respectively. As of December 31, 2021, the Company has approximately $3.6 million of federal net operating losses available to offset future taxable income for 20 years and will begin to expire in 2036. The remaining $41.1 million of federal net operating losses are carried forward indefinitely to offset future taxable income up to an 80% limitation of taxable income in the year of use. The state net operating losses began to expire in 2022. These federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

Recently Issued Accounting Pronouncements

Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

EVO Transportation & Energy Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of EVO Transportation & Energy Services, Inc. and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company’s current liabilities exceeded its current assets by $93.4 million and its total liabilities exceeded its total assets by $42.1 million as of December 31, 2021. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tulsa, Oklahoma

June 30, 2022

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Balance Sheets

	December 31,
($ in thousands, except share and per share data)	2021	2020
Assets
Current assets
Cash	$7,329	$26,644
Accounts receivable - trade, net	22,697	13,033
Alternative fuels tax credit receivable	287	1,054
Due from related party	10	40
Prepaids and other current assets	2,150	2,205
Total current assets	32,473	42,976
Non-current assets
Property and equipment, net	27,962	28,240
Goodwill	23,837	23,837
Intangible assets, net	4,180	5,087
Operating lease right-of-use assets, net	7,155	10,473
Finance lease right-of-use assets, net	24,391	27,913
Deposits and other long-term assets	6,516	3,797
Total non-current assets	94,041	99,347
Total assets	$126,514	$142,323
Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$16,245	$11,698
Accrued expenses and other current liabilities	19,744	18,589
Accrued interest - related party	2,743	2,249
Embedded derivative liability	1,513	2,278
Warrant liabilities	13,784	11,264
Advances under factoring arrangements, current portion	9,073	24,397
Current portion of long-term debt	22,135	12,727
Current portion of long-term debt - related party	33,164	50,252
Operating lease liabilities, current portion	3,045	3,801
Finance lease liabilities, current portion	4,448	4,597
Total current liabilities	125,894	141,852
Non-current liabilities
Advances under factoring arrangements, less current portion	5,202	—
Long-term debt, less current portion	7,455	24,737
Long-term debt, less current portion - related party	4,023	3,379
Operating lease liabilities, less current portion	4,114	6,553
Finance lease liabilities, less current portion	21,790	24,884
Deferred tax liability	97	17
Total non-current liabilities	42,681	59,570
Total liabilities	168,575	201,422
Commitments and contingencies (Note 11)
Temporary Equity
Series A Redeemable Convertible Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding, includes accrued and undeclared dividends $134 (December 31, 2021) and $98 (December 31, 2020) liquidation preference $434 (December 31, 2021) and $398 (December 31, 2020)	434	398
Series B Redeemable Convertible Preferred stock, $0.0001 par value; 3,075,000 shares authorized, 2,050,000 shares issued and outstanding, includes accrued and undeclared dividends $1,090 (December 31, 2021) and $475 (December 31, 2020) liquidation preference $7,240 (December 31, 2021) and $6,625 (December 31, 2020)	7,240	6,625
Redeemable common stock, at redemption value; 2,240,000 (December 31, 2021 and 2020)	1,200	1,200
Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,973,145 (December 31, 2021) and 12,972,815 (December 31, 2020) shares issued and outstanding	2	2
Common stock subscribed and not yet issued 0 (December 31, 2021) and 80 (December 31, 2020)	—	—
Common stock issuable	4,390	3,474
Additional paid-in capital	32,039	30,821
Accumulated deficit	(87,366)	(101,619)
Total stockholders’ deficit	(50,935)	(67,322)
Total liabilities, temporary equity, and stockholders’ deficit	$126,514	$142,323

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
($ in thousands, except share and per share data)	2021	2020
Revenue
Trucking	$268,913	$228,276
Other	34,758	—
CNG	376	999
Total revenue	304,047	229,275
Operating expenses
Payroll, benefits and related	98,294	105,480
Purchased transportation	68,765	38,889
Fuel	28,155	22,881
General and administrative	25,465	18,501
Operating supplies and expenses	15,252	16,110
Depreciation and amortization	15,234	14,760
Equipment rent	13,401	10,746
Maintenance and supplies	10,850	10,227
Insurance and claims	8,938	9,767
Impairment of long lived assets	—	2,302
Loss on sale of fixed assets	154	1,269
Change in fair value of contingent consideration	—	296
CNG expenses	253	498
Total operating expenses	284,761	251,726
Operating income (loss)	19,286	(22,451)
Other income (expense)
Interest expense	(12,745)	(14,982)
Change in fair value of embedded derivative liability	765	(1,257)
Change in fair value of warrant liabilities	(2,520)	1,975
Gain (loss) on extinguishment of debt	10,953	(9,994)
Other miscellaneous income	57	67
Total other expense	(3,490)	(24,191)
Income (loss) before income taxes	15,796	(46,642)
(Provision) benefit for income taxes	(1,543)	(206)
Net income (loss)	$14,253	$(46,848)
Earnings per share:
Basic	$0.45	$(2.26)
Diluted	$0.44	$(2.26)
Weighted average shares outstanding:
Basic	30,507,308	21,176,453
Diluted	33,376,075	21,176,453

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Common Stock		Common Stock Subscribed		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands, except share data)	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2019	14,333,834	$1	8,664	$12	$3,474	$38,611	$(54,771)	$(12,673)
Reclassification of warrants from equity classified to liability classified	—	—	—	—	—	(7,648)	—	(7,648)
Common stock issued for accrued interest	8,664	—	(8,664)	(12)	—	12	—	—
Issuance of common stock for cash - related party	1,260,000	—	—	—	—	3,150	—	3,150
Redemption of common stock for Series B redeemable preferred stock - related party	(1,260,000)	—	—	—	—	(3,150)	—	(3,150)
Issuance of warrants as deemed dividend - related party	—	—	—	—	—	(455)	—	(455)
Common stock issued for Finkle contingent consideration liability	870,317	1	—	—	—	296	—	297
Common stock issued for services - related party	—	—	80	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	536	—	536
Series A redeemable preferred stock dividend	—	—	—	—	—	(57)	—	(57)
Series B redeemable preferred stock dividend	—	—	—	—	—	(474)	—	(474)
Net loss	—	—	—	—	—	—	(46,848)	(46,848)
Balance - December 31, 2020	15,212,815	2	80	—	3,474	30,821	(101,619)	(67,322)
Obligation to issue common stock - related party	—	—	—	—	916	—	—	916
Issuance of warrants to extinguish debt	—	—	—	—	—	1,292	—	1,292
Common stock issued for services - related party	330	—	(80)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	577	—	577
Series A redeemable preferred stock dividend	—	—	—	—	—	(36)	—	(36)
Series B redeemable preferred stock dividend	—	—	—	—	—	(615)	—	(615)
Net income	—	—	—	—	—	—	14,253	14,253
Balance - December 31, 2021	15,213,145	$2	—	$—	$4,390	$32,039	$(87,366)	$(50,935)

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$14,253	$(46,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15,234	14,760
Non-cash lease expense	3,964	4,462
Loss on sale of assets	154	1,269
Amortization of debt discount and debt issuance costs	1,103	2,066
Deferred income taxes	80	(358)
Stock-based compensation expense	577	536
Impairment of long-lived assets	—	2,302
Non-cash interest expense	5,996	5,536
Bad debt expense	79	82
Change in fair value of embedded derivative liability	(765)	1,257
Change in fair value of warrant liabilities	2,520	(1,975)
Change in fair value of contingent consideration	—	296
(Gain) loss on extinguishment of debt	(10,953)	9,994
Changes in assets and liabilities
Accounts receivable - trade	(9,741)	(1,433)
Alternative fuels tax credit receivable	766	1,388
Due from related party	30	—
Other assets	(2,664)	(922)
Accounts payable	4,545	(4,562)
Accrued expenses and other current liabilities	1,705	5,708
Accrued interest - related party	494	767
Operating lease liabilities	(3,829)	(4,347)
Net cash provided by (used in) operating activities	23,548	(10,022)
Cash flows from investing activities
Purchases of equipment	(7,430)	(92)
Proceeds from sale of assets	315	1,030
Net cash provided by (used in) investing activities	(7,115)	938
Cash flows from financing activities
Proceeds from sale of common stock, preferred stock and warrants	—	6,150
Proceeds from issuance of debt	6,469	26,692
Payments of principal on debt	(5,496)	(5,880)
Proceeds from issuance of debt - related party	—	6,150
Payments of principal on debt - related party	(18,594)	(966)
Payment of prepayment penalty fees - related party	(777)	—
Advances from factoring arrangements	214,343	185,438
Payments on factoring arrangements	(225,798)	(180,811)
Debt issuance costs	—	(674)
Payments on finance lease liabilities	(5,895)	(3,645)
Net cash provided by (used in) financing activities	(35,748)	32,454
Net increase in cash	(19,315)	23,370
Cash - beginning of year	26,644	3,274
Cash - end of year	$7,329	$26,644

Supplemental disclosures of cash flow information:
Income tax paid	$1,122	$91
Interest paid	$689	$3,409

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants and common stock issued in connection with financing arrangements	$2,208	$1,370
Held-for-sale assets sold for noncash consideration	$—	$450

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

Going Concern

As of December 31, 2021, the Company had a cash balance of $7.3 million, a working capital deficit of $93.4 million, stockholders’ deficit of $50.9 million, and material debt and lease obligations of $114.4 million, which included term loan borrowings under a financing agreement with Antara Capital. During the year ended December 31, 2021, we reported cash provided by operating activities of $23.5 million that included $28.5 million of nonrecurring cash receipts from the USPS settlement agreements and net income of $14.3 million that included $34.8 million of nonrecurring pre-tax revenue from the USPS settlement agreements and a $11.0 million pre-tax gain on extinguishment of debt.

The following significant transactions and events affecting the Company’s liquidity occurred during the year ended December 31, 2021:

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

The following significant transactions and events affecting the Company’s liquidity occurred following the year ended December 31, 2021:

•
During the first quarter of 2022, the Company obtained a Bridge Loan and Executive Loans, both as described in Note 14, Subsequent Events, in the aggregate amount of approximately $9.8 million.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Refer to Notes 5, 6, and 10 to the consolidated financial statements for further information regarding the Company’s factoring, debt, and lease obligations, including the future maturities of such obligations. Refer to Note 14, Subsequent Events, to the consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts where accounts may exceed federally insured limits at times. There were no cash equivalents as of December 31, 2021 and 2020.

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

As of December 31, 2021 and 2020, the USPS accounted for 47% and 69% of the consolidated trade accounts receivable balance, respectively. During the years ended December 31, 2021 and 2020, the USPS generated revenue representing 89% and 88%, respectively, of total trucking revenue and 89% and 87%, respectively, of the Company’s consolidated revenue. The USPS is operated by the United States Federal government; therefore, the Company does not believe there is significant credit risk related to the accounts receivable balance due from the USPS. If the Company were to lose its relationship, or is unable to renew existing contracts, with the USPS, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. All of the Company’s goodwill is recorded in the Trucking reporting unit, which has a negative carrying value as of December 31, 2021 and 2020.

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

The Company performed its annual goodwill impairment tests for 2021 and 2020 by completing quantitative impairment analyses of the Trucking reporting unit goodwill, and management concluded the goodwill was not impaired.

Intangible Assets

The Company's intangible assets consist of customer relationships, trade names and non-competition agreements. The Company carries these intangible assets at cost, less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. There were no indefinite-lived intangible assets at December 31, 2021 and 2020.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The Company recorded long-lived asset impairment charges of $0 and $2.3 million during the years ended December 31, 2021 and 2020, respectively. Substantially all of the impairment charge during the year ended December 31, 2020 is related to the CNG fueling stations segment. Refer to Note 9, Fair Value Measurements, for further details.

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

The following table presents the computation of basic and diluted earnings (loss) per share (amounts in thousands, except share data):

	For the Years Ended December 31,
	2021	2020
Numerator:
Net income (loss)	$14,253	$(46,848)
Accrued and undeclared preferred stock dividends in arrears	(651)	(532)
Issuance of warrants as deemed dividend - related party	—	(455)
Net income (loss) available to common stockholders - numerator for basic EPS	13,602	(47,835)
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	285	—
Redeemable Series A Preferred stock	36	—
Redeemable Series B Preferred stock	615	—
Subtotal	936	—
Adjusted net income (loss) available to common stockholders - numerator for diluted EPS	$14,538	$(47,835)

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	30,507,308	21,176,453
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	527,736	—
Redeemable Series A Preferred stock	132,647	—
Redeemable Series B Preferred stock	2,208,384	—
Subtotal	2,868,767	—
Denominator for diluted EPS - adjusted weighted average common shares outstanding	33,376,075	21,176,453
Basic EPS	$0.45	$(2.26)
Diluted EPS	$0.44	$(2.26)

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following table presents the potentially dilutive shares that were excluded from the computation of diluted earnings (loss) per share of common stock attributable to common stockholders, because either their effect was anti-dilutive or they are contingently issuable shares that were not issuable assuming the end of the reporting period was the end of the contingency period:

	For the Years Ended December 31,
	2021	2020
Stock options	10,920,249	9,539,249
Warrants	12,606,255	12,106,255
Common stock to be issued upon conversion of $4.0 million Secured Convertible Promissory Notes	—	1,751,542
Common stock to be issued upon conversion of Redeemable Series A Preferred stock	—	132,647
Common stock to be issued upon conversion of Redeemable Series B Preferred stock	—	2,208,384
Common stock to be issued upon conversion of Four convertible promissory notes with an aggregate principal amount of $9.5 million	7,516,250	7,411,250
Common stock and warrant to be issued for purchase of fixed assets	2,348,000	2,348,000
Total	33,390,754	35,497,327

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

	December 31,
($ in thousands)	2021	2020
USPS revenue	$235,926	$200,494
Freight revenue	26,578	26,179
Other revenue	6,409	1,603
Total Trucking revenue	$268,913	$228,276

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of December 31, 2021 and 2020, respectively. Interest and penalties associated with tax positions are recorded within income tax expense. Tax years that remain subject to examination include 2018 through the current year for federal and generally 2017 through the current year for state purposes.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

Note 2 - Balance Sheet Disclosures

Accounts receivable are summarized as follows:

	December 31,
($ in thousands)	2021	2020
Accounts receivable – trade	$22,794	$13,091
Allowance for doubtful accounts	(97)	(58)
	$22,697	$13,033

Property and equipment consist of the following:

	December 31,
($ in thousands)	2021	2020
Tractors, trailers and other vehicles	$46,483	$38,845
Equipment	2,204	1,006
Land	976	976
Leasehold improvements	181	343
Computer equipment	115	48
Office equipment	108	71
	50,067	41,289
Less accumulated depreciation	(22,105)	(13,049)
	$27,962	$28,240

Depreciation expense for the years ended December 31, 2021 and 2020, was $8.2 million and $9.0 million, respectively.

Intangible assets consist of the following:

	December 31, 2021			December 31, 2020
($ in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$4,604	$(2,063)	$2,541	$4,604	$(1,499)	$3,105
Trade names	2,416	(917)	1,499	2,416	(640)	1,776
Non-competition agreements	325	(185)	140	325	(119)	206
	$7,345	$(3,165)	$4,180	$7,345	$(2,258)	$5,087

Amortization expense for the years ended December 31, 2021 and 2020, was $0.9 million and $1.0 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 8.0 years as of December 31, 2021, of which the weighted-average remaining useful life for the customer relationships was 8.0 years, for the trade names was 8.4 years, and for the non-competition agreements was 2.3 years.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Future amortization expense will be approximately as follows:

Year Ending December 31,
($ in thousands)
2022	$873
2023	768
2024	545
2025	321
2026	321
Thereafter	1,352
$4,180

Goodwill consists of the following:

	December 31,
($ in thousands)	2021	2020
Beginning balance	$23,837	$23,837
Acquisitions	—	—
Impairment	—	—
	$23,837	$23,837

All of the Company's goodwill is included in its Trucking reporting unit.

Accrued expenses and other current liabilities consist of the following:

	December 31,
($ in thousands)	2021	2020
Purchased transportation	$9,300	$2,158
Compensation, related taxes and benefits	6,811	6,751
Deferred revenue	—	6,337
Other	3,633	3,343
	$19,744	$18,589

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2021
($ in thousands)	Trucking	CNG	Corporate and Unallocated	Total
Revenue	$303,671	$376	$—	$304,047
Operating expenses, excluding depreciation, amortization, and impairment	$(249,322)	$(1,120)	$(19,085)	$(269,527)
Depreciation and amortization	$(15,234)	$—	$—	$(15,234)
Operating income (loss)	$39,115	$(744)	$(19,085)	$19,286

	Year Ended December 31, 2020
($ in thousands)	Trucking	CNG	Corporate and Unallocated	Total
Revenue	$228,276	$999	$—	$229,275
Operating expenses, excluding depreciation, amortization, and impairment	$(222,140)	$(1,045)	$(11,479)	$(234,664)
Depreciation and amortization	$(14,575)	$(179)	$(6)	$(14,760)
Impairment	$—	$(2,302)	$—	$(2,302)
Operating loss	$(8,442)	$(2,527)	$(11,482)	$(22,451)

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Note 4 - Related Party Transactions

Accounts Payable - Related Party

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by an individual who served as one of the Company’s officers until October 2020. Under the agreement, the Company paid a monthly fee for this technology based on the number of devices installed across the Company’s fleet. During the years ended December 31, 2021 and 2020, the Company recognized expense of approximately $0.6 million and $1.1 million, respectively, related to this software technology, and $0.1 million and $0 was owed as of December 31, 2021 and 2020, respectively.

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $2.7 million and $2.2 million as of December 31, 2021 and 2020, respectively.

Off Balance Sheet Arrangements - Collateral Security Pledge Agreement

On January 2, 2019 the Company acquired all of the outstanding equity interests in Sheehy Mail Contractors, Inc. ("Sheehy"). Sheehy is engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities. On January 31, 2019, the Company entered into a letter agreement with a related party, SEI, to satisfy the Sheehy captive insurance security deposit requirement for 2019 (see Note 11, Commitments and Contingencies – Off Balance Sheet Arrangements – Captive Insurance). The letter agreement references a Collateral Security Pledge Agreement among SEI, Sheehy and the insurance captive (“CSPA”). Under the CSPA, SEI has pledged a total of $0.9 million in cash and investments held in the SEI captive insurance member account. The pledged collateral remains the exclusive property of SEI and any interest earned on the pledged collateral during the term of the agreement will accrue exclusively to the benefit of SEI. The Company has no claim to the pledged collateral or any accrued interest. The letter agreement expired on March 1, 2020, however, the CPSA requires the consent of the Company in order for it to be terminated and the Company has not to date granted its consent.

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

For information regarding additional related-party transactions, see Note 6, Debt, Note 7, Stockholders’ Deficit and Warrants and Note 14, Subsequent Events.

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

For long-term contracts with credit worthy customers, the Factor may advance, at their discretion, unearned future contract amounts. Unearned advances are secured by all factored and non-factored long-term contract cash receipts, which are remitted directly to the Factor by the customer. Earned and unearned components included in Advances from factoring arrangement are as follows:

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

	December 31,
($ in thousands)	2021	2020
Purchased accounts receivable	$7,390	$7,924
Unearned future contract advances	6,885	16,473
Total	$14,275	$24,397

On March 9, 2021, the Company and the Factor entered into a Letter-of-Intent and Memo of Understanding related to the application of proceeds received from the USPS in the first quarter of 2021, arising out of the settlement agreements described in Note 1, Description of Business and Significant Accounting Policies. Pursuant to the agreement, the parties agreed that the Factor would remit $11.0 million of net proceeds to the Company and that the Factor would retain approximately $6.9 million of net proceeds and apply that amount to reduce the outstanding principal amount of the Company’s factoring advances. The parties further agreed that the Company will repay the remaining balance of approximately $6.9 million due under the factoring arrangement in 48 equal monthly installments beginning January 1, 2022 and that the Factor would apply funds held in reserve against the approximately $0.8 million remaining balance of advances made to the Company during September 2020. The parties also agreed to work together to wind down their factoring relationship, including waiver of any applicable termination fees.

The Factor may require, at their discretion at any time, the Company to repay unearned future contract advances or purchased accounts receivable that have not been paid by the customer. Financing costs are primarily comprised of an interest rate of Prime (subject to a 4% floor) plus 2.0% (resulting in a rate of 6% as of December 31, 2021 and 2020). There is also a factor fee of 0.25% of the face amount of the invoice factored and an associated penalty increase for purchased accounts that remain unpaid for 31 days. Total interest and financing fees for factored receivables for the years ended December 31, 2021 and 2020 were $1.3 million and $1.7 million, respectively. The fees are included in interest expense in the consolidated statements of operations.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

Paycheck Protection Program Loan

On April 15, 2020, the Company obtained a loan (the “Loan”) from BOKF, N.A. (dba Bank of Oklahoma) in the amount of $10.0 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Loan, which is memorialized by a Note dated April 15, 2020 issued by the Company, was scheduled to mature on April 15, 2022 and bore interest at a rate of 1.00% per annum, payable monthly commencing on November 15, 2020. The Company was able to prepay the Note at any time prior to maturity with no prepayment penalties. The principal amount of the Loan and accrued interest were eligible for forgiveness after eight weeks if the Company used the Loan proceeds for qualifying expenses, including payroll, rent, and utilities and the Company maintained its payroll levels. The Company used the entire Loan amount for qualifying expenses, and the entire amount borrowed under the Loan was forgiven by the SBA in July 2021, which was recognized as a $10.1 million gain on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2021.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

Debt (with unrelated parties) consists of:

	December 31,
($ in thousands)	2021		2020
(a) Main Street Loan	$17,552	(1)	$17,033
(b) PPP Loan	—		10,000
(c) $1.3 million note payable	544		683
(d) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	538		1,099	(2)
(e) $0.3 million note payable	74		149
(f) Thunder Ridge supplier advance	833		881
(g) Various notes payable acquired from JB Lease	564		1,726
(h) $0.8 million note payable	604		504
(i) $3.8 million note payable	1,703		2,403
(j) Failed sale-leaseback obligations	5,131		484
(k) Notes payable to three financing companies	1,704		1,082
(l) Finkle equipment notes	1,535		2,907
Total before debt issuance costs and debt discount	30,782		38,951
Debt issuance costs	(919)		(1,147)
Debt discount	(273)		(340)
	29,590		37,464
Less current portion	(22,135)		(12,727)
Long-term debt, less current portion	$7,455		$24,737

(1) Classified as a current liability as of December 31, 2021 due to the existence of one or more covenant violations.

(2) Classified as a current liability as of December 31, 2020 due to the existence of one or more covenant violations.

(a)
Main Street Loan

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The $17.6 million loan bears interest at a rate equal to 3% percent per year plus the LIBOR Index. Beginning December 14, 2022, the Borrowers must make quarterly interest payments, and the Borrowers must make payments equal to 15% of the outstanding principal balance plus capitalized interest on each of December 14, 2023 and December 14, 2024. The entire outstanding principal balance, together with all accrued and unpaid interest, is due and payable in full on December 14, 2025.

The Company classified the $17.6 million unpaid principal balance, which includes $0.6 million of capitalized interest, as a current liability as of December 31, 2021 due to the existence of one or more covenant violations. As of December 31, 2021 and 2020, the unamortized debt discount was $0.3 million and $0.3 million, respectively, and the unamortized debt issuance costs were $0.9 million and $1.1 million, respectively.

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

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company is required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. During the years ended December 31, 2021 and 2020, the Company incurred $0.2 million and $0.5 million, respectively, and paid $0 and $0.1 million, respectively, in liquidated damages to noteholders.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

In March and April 2021, the Company entered into certain Note Purchase Agreements and Releases (the “Note Purchase Agreements”) between the Company and certain holders (the “Holders”) of the Secured Convertible Notes in the principal amount of $0.6 million. The Note Purchase Agreements provide for various releases by the Holders and their respective representatives, successors, and assigns, including releases arising out of or related to the Secured Convertible Notes and the Secured Convertible Note Agreements. Pursuant to the Note Purchase Agreements, the Company agreed to purchase the Secured Convertible Notes and the Secured Convertible Note Agreements from the Holders in exchange for approximately $0.1 million in cash to the Holders and to issue to the Holders warrants to purchase an aggregate of up to 231,453 shares of common stock of the Company at a price of $0.01 per share. The Company recognized the estimated fair value of the warrants as a $0.2 million increase in additional paid-in capital and recognized a $0.4 million gain on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2021. For the years ended December 31, 2021 and 2020, interest of less than $0.1 million, and $0.4 million, respectively, was added to the principal balance. In March 2022, the Company accepted a Secured Convertible Note in the principal amount of $0.2 million as contribution for a loan under the Bridge Loan described in Note 14, Subsequent Events.

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

(h)
$0.8 million note payable

The $0.8 million note payable to a financing company was issued February 11, 2019, with interest at 10.2% per annum and a maturity date of February 11, 2023. The note is collateralized by certain equipment and guaranteed by a member of management. During December 2021, a $0.4 million note payable was issued to the same financing company that is collateralized by the same equipment. Such note payable bears interest at 6% per annum and has a maturity date of November 2025.

(i)
$3.8 million note payable

The $3.8 million note payable to a financing company was issued January 23, 2019, with interest at 10.1% per annum and a maturity date of February 23, 2024. The note is collateralized by certain equipment and guaranteed by a member of management.

(j)
Failed sale-leaseback obligations

Certain notes payable acquired from Sheehy were payable to a bank with interest rates of 4.35% to 4.375% per annum and were scheduled to mature between September 2020 and December 2021. During September 2020, the Company sold certain assets that are collateral for the notes payable to a third party for aggregate proceeds of $0.7 million, used such proceeds to extinguish the notes payable, and entered into a lease agreement with the third party under which the Company agreed to lease back the assets. In addition, during 2021 the Company entered into five sale-leaseback arrangements to provide approximately $5.2 million in cash proceeds for previously purchased equipment. Because these lease backs are classified as finance leases, the Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transactions as failed sale-leasebacks whereby the Company continues to depreciate the assets and recorded financing obligations for the consideration received from the buyer-lessor. No gain or loss was recognized on these transactions.

(k)
Notes payable to three financing companies

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Notes payable to three financing companies issued in February and October 2019 and the fourth quarter of 2021 with maturity dates in March 2023, October 2024 and the fourth quarter of 2025, respectively. The interest rates range from 4.5% to 8.94%, and the notes are collateralized by certain equipment.

(l)
Finkle equipment notes

Equipment notes payable with interest rates ranging from 5.2% to 11.8% and maturity dates between May 2020 and September 2025. The notes are collateralized by equipment.

Debt (with related parties) consists of:

	December 31,
($ in thousands)	2021		2020
(a) Antara Financing Agreement	$18,697	(1)	$33,616	(2)
(b) Four promissory notes with an aggregate principal amount of $9.5 million	9,500		9,500
(c) $3.8 million senior promissory note	3,800	(1)	3,800	(3)
(d) $4.0 million promissory note	4,000	(1)	4,000	(3)
(e) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	—		3,280	(3)
(f) $2.5 million promissory note - stockholder	1,506		1,732	(3)
(g) $6.4 million promissory note - stockholder	6,361		6,111	(3)
(h) Notes payable acquired from Ritter	399		439
Total before debt issuance costs and debt discount	44,263		62,478
Debt issuance costs	(18)		(36)
Debt discount	(7,058)		(8,811)
	37,187		53,631
Less current portion	(33,164)		(50,252)
Long-term debt, less current portion - related party	$4,023		$3,379

(1) Classified as a current liability as of December 31, 2021 due to the existence of one or more covenant violations.

(2) Classified as a current liability as of December 31, 2020 due to the probability of recurrence of covenant violations, other than the EBITDA-based covenant, during 2021.

(3) Classified as a current liability as of December 31, 2020 due to the existence of one or more covenant violations.

(a)
Antara Financing Agreement

The $18.7 million of Term Loans bear interest at 14.5% per annum. The maturity date is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan (March 15, 2026) or the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan, whichever occurs first. After December 31, 2019, monthly interest payments were due in cash. Beginning with the Omnibus Amendment and ending on December 14, 2020, interest was paid in kind at a rate of 17% per annum. Beginning December 14, 2020, interest on the Term Loans is payable in kind at 14.5% per annum for the first eight full or partial calendar quarters following December 14, 2020 and is payable in cash at the rate of 12.0% per annum commencing with the ninth calendar quarter following the effective date. All outstanding principal and interest is due on the maturity date. During the first quarter of 2021 used all of the net proceeds from the Main Street Loan to pay down the aggregate principal amount due under the Antara Financing Agreement (including capitalized interest) from $33.6 million to $16.7 million, which resulted in an approximately $1.7 million loss on extinguishment of debt (which includes $0.8 million of prepayment penalty fees) being recognized in the consolidated statement of operations for the year ended December 31, 2021.

The Company classified the $18.7 million unpaid principal balance, which includes capitalized interest, as a current liability as of December 31, 2021 due to the existence of one or more covenant violations. The Company also classified the $33.6 million unpaid principal balance, which includes capitalized interest, as a current liability as of December 31, 2020 due to the probability of recurrence of covenant violations, other than the EBITDA-based covenant, during 2021. As of December 31, 2021 and 2020, the unamortized debt discount was $1.0 million and $2.0 million, respectively.

(b)
Four promissory notes with an aggregate principal amount of $9.5 million

The four promissory notes were issued to the former EAF members with interest at 1.5%, issued February 1, 2017, and mature February 1, 2026. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

of issuance to the date the promissory notes are due using the effective interest rate method. These promissory notes are convertible into 7,000,000 shares of the Company's common stock. The holder’s conversion option is limited on a monthly basis to the number of shares of common stock equal to 10% of the thirty (30) day average trading volume of shares of common stock during the prior calendar month. Further, $35,000 is the minimum amount of principal or capitalized interest the holder must convert per conversion. As of December 31, 2021 and 2020, the unamortized debt discount was $5.8 million and $6.5 million, respectively. Subsequent to December 31, 2021, these notes were amended to permit the immediate conversion in full into warrants to purchase common stock at $0.01 per share and converted into 7,533,750 warrants.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the senior promissory note and the $4.0 million promissory note described below, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.2 million. As of December 31, 2021 and 2020, the remaining unamortized debt discount was $0.1 million and $0.2 million, respectively. The Company classified the $3.8 million unpaid principal balance as a current liability as of December 31, 2021 and 2020 due to the existence of one or more covenant violations.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the promissory note and the senior promissory note described above, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.3 million. As of December 31, 2021 and 2020, the remaining unamortized debt discount was $0.1 million and $0.2 million, respectively. The Company classified the $4.0 million unpaid principal balance as a current liability as of December 31, 2021 and 2020 due to the existence of one or more covenant violations.

(e)
$4.0 million Secured Convertible Promissory Notes ("Secured Convertible Notes")

Represents the portion of the Secured Convertible Notes issued during 2018 (discussed above) whereby the noteholder was a related party.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

The Company recognized the estimated incremental fair value related to the warrant issuance and exchange as a $1.1 million increase in additional paid-in capital and recognized a $2.1 gain on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2021.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes		Other Notes		Total
($ in thousands)
2022	$7,912		$5,798		$13,710
2023	49		6,726	(1)	6,775
2024	53		4,890	(1)	4,943
2025	57		13,368	(1)	13,425
2026	36,057	(1)	—		36,057
Thereafter	135		—		135
	44,263		30,782		75,045
Total debt issuance costs and debt discount	(7,076)		(1,192)		(8,268)
	$37,187		$29,590		$66,777

(1) Includes $3.1 million, $2.6 million, $11.9 million and $26.5 million in 2023, 2024, 2025 and 2026, respectively, of loans payable classified as current liabilities as of December 31, 2021 due to the existence of one or more covenant violations
Note 7 – Stockholders’ Deficit and Warrants

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

Redeemable Common Stock

On January 2, 2019, the Company acquired all of the outstanding equity interests in Sheehy for 2,240,000 shares of the Company’s common stock. Sheehy is engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities. Under the Sheehy acquisition agreement, at any time from April 1, 2020, until October 31, 2020, the Sheehy stockholders may request the Company to net settle in cash any number of the 2,240,000 common shares from the acquisition with a fair market value of up to $1.2 million as of the date of the redemption request. Since the redemption of these shares of common stock represents a contingent event outside the control of the Company, the aggregate amount the Company may be required to pay to redeem these shares has been presented in temporary equity in the accompanying consolidated balance sheets.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

All of the aforementioned warrants are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations as a component of other income (expense) during each reporting period. The following table summarizes such warrants outstanding and exercisable as of December 31, 2021 and 2020 that are liability-classified.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2021:
Outstanding	16,022,000	$0.52	4.8
Exercisable	16,022,000	$0.52
December 31, 2020:
Outstanding	16,022,000	$0.52	5.8
Exercisable	16,022,000	$0.52

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

In addition to the issuance of the aforementioned liability-classified warrants, the Company has issued warrants with different terms that are considered indexed to the Company's common stock and, therefore, are classified in additional paid-in capital and are not required to be measured at fair value at each reporting date. The following table summarizes such equity-classified warrants outstanding and exercisable as of December 31, 2021 and 2020 and is inclusive of the warrants disclosed in Note 8, Stock-Based Compensation, that are equity-classified:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2021:
Outstanding	11,087,708	$2.37	6.9
Exercisable	11,087,708	$2.37
December 31, 2020:
Outstanding	8,856,255	$2.91	7.4
Exercisable	8,522,922	$2.91

Note 8 – Stock-Based Compensation

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

The Amended 2018 Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options and all other terms and conditions of each award. Stock options have a maximum term of ten years, and it is the Company’s practice to grant options to employees with exercise prices equal to or greater than the estimated fair market value of its common stock.

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

As described in Note 1, Description of Business and Summary of Significant Accounting Policies, some of the Company’s stock options contain a provision that provides for the acceleration of vesting upon the Company completing an aggregate of at least $30 million of any combination of debt and/or equity financing transactions after the date of grant. During the years ended December 31, 2021 and 2020, the number of stock options for which vesting accelerated as a result of this provision were 0 and 800,000, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

From February 2020 through December 2020, the Board of Directors granted 3,394,999 stock options with an exercise price of $2.50 per share and a 10-year life. For 1,450,000 of the stock options granted, one-quarter (1/4) vested and became exercisable on the grant date, with the remainder vesting and becoming exercisable ratably on the first, second, and third anniversaries of the date of grant. The remaining 1,944,999 stock options granted were fully vested and exercisable on the grant date. During February 2020, the Board of Directors also granted 70,000 stock options as compensation to board members with an exercise price of $2.50 per share and a 10-year life. The options vest ratably over three years. One-quarter (1/4) of the options vested and became exercisable on the grant date. The remaining vest and become exercisable ratably on the first, second, and third anniversaries of the date of grant.

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

During the third quarter of 2021, the Board of Directors granted an employee 750,000 stock options with an exercise price of $1.50 per share and a 10-year life. One-third (1/3) of the options vested and became exercisable on the grant date, one-third (1/3) vest and become exercisable approximately 11 months after the date of grant, and one-third (1/3) vest and become exercisable approximately 23 months after the date of grant. During the third quarter of 2021, the Board of Directors also granted 211,000 stock options as compensation to board members with an exercise price of $1.50 and a 10-year life. 111,000 of the options vested and became exercisable on the grant date. The remaining 100,000 stock options vest and become exercisable on the first anniversary of the date of grant. During the fourth quarter of 2021, the Board of Directors granted an employee 500,000 stock options with an exercise price of $1.50 per share and a 10-year life. One-quarter (1/4) of the options vested and became exercisable on the grant date. The remaining 375,000 stock option vest and become exercisable ratably on the first, second and third anniversaries of the date of grant.

During the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense of $0.3 million and $0.5 million, respectively, related to stock options. As of December 31, 2021, the Company had $0.2 million of unrecognized stock-based compensation expense related to the unvested portions of outstanding stock options.

The following table presents the stock option activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2020	9,539,249	$2.50	8.3	$—
Granted	1,461,000	1.50
Exercised	—	—		—
Expired	(80,000)	2.50		—
Outstanding - December 31, 2021	10,920,249	$1.96	7.6	$—
Exercisable - December 31, 2021	9,210,249	$2.04	7.3	$—

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31:

	2021	2020
Approximate risk-free rate	0.7% - 1.3%	0.3% - 1.4%
Expected life (in years)	5.0 - 5.75	5.0 - 5.75
Dividend yield	0%	0%
Volatility	47.1% - 47.5%	41.9% - 46.4%

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The weighted-average grant-date fair value of options granted was $0.15 and $0.07 per share during the years ended December 31, 2021 and 2020, respectively. The total fair value of options vested during the years ended December 31, 2021 and 2020 was $0.1 million and $0.5 million, respectively.

Warrants – Stock-Based Compensation

During the first quarter of 2021, the Company issued to an employee warrants to purchase 750,000 shares of the Company’s common stock. The warrants were issued with a 10-year life and an exercise price equal to the lesser of $2.50 per share and the price at which stock options were to be granted to the Company's officers in 2021. One-third (1/3) of the warrants vested and became exercisable on the grant date, one-third (1/3) vested and became exercisable on March 31, 2021, and one-third (1/3) vested and became exercisable on June 30, 2021. During the third quarter of 2021, the exercise price of the warrants was set at $1.50 per share pursuant to the terms of the warrant agreement. Except for the reduction in exercise price, all terms and conditions of the warrants remain the same. During the year ended December 31, 2021, the Company recorded stock-based compensation expense of $0.2 million related to these warrants.

There was no stock-based compensation warrant activity during the year ended December 31, 2020. The following table presents information related to stock-based compensation warrants outstanding and exercisable as of December 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2020	1,161,099	$4.65	4.9	$—
Outstanding - December 31, 2021	1,911,099	$3.42	5.9	$—
Exercisable - December 31, 2021	1,911,099	$3.42	5.9	$—

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

The Company's liability-classified warrants issued with an exercise price greater than $0.01 per share are measured at fair value using the Monte Carlo simulation model and are classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The warrant liabilities are presented as current liabilities on the consolidated balance sheets and are subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other income (expense) or as compensation expense in its consolidated statements of operations. The inputs and assumptions used in the Monte Carlo model include: (1) the Company's stock price; (2) the Company's expected stock price volatility; and (3) the risk-free interest rate.

The following table provides a reconciliation for the opening and closing balances of both liabilities from December 31, 2019 to December 31, 2021:

($ in thousands)	Derivative Liability	Warrant Liabilities
Balance at December 31, 2019	$1,021	$—
Issuances	—	13,239
Net change in fair value	1,257	(1,975)
Balance at December 31, 2020	2,278	11,264
Issuances	—	—
Net change in fair value	(765)	2,520
Balance at December 31, 2021	$1,513	$13,784

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

The Company’s obligations under its debt agreements are carried at amortized cost. The fair value of the Company’s obligations under its convertible notes and the Term Loans under the Antara Financing Agreement are considered Level 3 liabilities of the fair value hierarchy because fair value was estimated using significant unobservable inputs. The fair value of the Company’s other debt arrangements are considered Level 2 liabilities of the fair value hierarchy because fair value is estimated using inputs other than quoted prices that are observable for the liability such as interest rates and yield curves. The estimated fair value of the Company's Term Loans under the Antara Financing Agreement was $9.7 million as of December 31, 2021, and its carrying value was $17.7 million as of December 31, 2021. The estimated fair value of the Company's Term Loans under the Antara Financing Agreement was $15.9 million as of December 31, 2020, and its carrying value was $31.6 million as of December 31, 2020. The carrying value of the Company’s remaining debt obligations approximates their fair value and was $49.0 million and $59.0 million at December 31, 2021 and 2020, respectively.

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

Long Lived Assets

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

During the year ended December 31, 2020, the Company recorded a $2.3 million impairment charge relating to the CNG Fueling Stations asset group. This impairment is recorded in the Impairment of long-lived assets line item in the consolidated statement of operations.

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

Note 10 – Leases

The Company determines if an arrangement is a lease at inception. The Company has various obligations under operating and finance lease arrangements related primarily to the rental of trucks and trailers, maintenance and support facilities, office space, and parking yards. Many of these leases include one or more options, at the Company’s discretion, to renew and extend the agreement beyond the current lease expiration date. These options are included in the calculation of the Company’s lease liability when it becomes reasonably certain the option will be exercised. The Company’s lease agreements typically do not include options to purchase the leased property, nor do they contain material residual value guarantees or material restrictive covenants. The Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all leases, as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from ROU assets and lease liabilities.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

At December 31, 2021 and 2020, the Company had the following balances recorded in the consolidated balance sheets related to its lease arrangements:

($ in thousands)	Classification	December 31, 2021	December 31, 2020
Assets
Operating leases	Right-of-use-asset	$7,155	$10,473
Finance leases	Right-of-use-asset	24,391	27,913

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	3,045	3,801
Finance leases	Finance lease liabilities, current portion	4,448	4,597

Non-current:
Operating leases	Operating lease liabilities, less current portion	4,114	6,553
Finance leases	Finance lease liabilities, less current portion	21,790	24,884

Components of lease cost are as follows:

($ in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Finance lease costs:
Amortization of ROU assets	$6,138	$4,820
Interest on lease assets	2,798	2,318
Operating lease costs	4,434	5,784
Short-term lease costs	7,871	4,526
Variable lease costs	482	401
Total	$21,723	$17,849

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$5,895	$3,645
Operating cash flows from finance lease interest expense	2,798	2,318
Operating cash flows from operating leases	4,503	5,597

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	2,890	24,931
Operating leases	1,807	3,531

Weighted-average remaining lease term and discount rate for our leases are as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Finance leases	3.8	5.1
Operating leases	3.5	3.9

Weighted-average discount rate
Finance leases	10%	11%
Operating leases	10%	11%

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases	Finance Leases
2022	$3,553	$8,422
2023	2,079	8,306
2024	1,517	6,507
2025	413	5,753
2026	251	2,400
Thereafter	539	743
Total lease payments	$8,352	$32,131
Less: Imputed interest	(1,193)	(5,893)
Present value of lease liabilities	$7,159	$26,238

Related Party Leases

The Company has various lease obligations with related parties for trucks, office space and terminals expiring at various dates through January 2029. The Company incurred approximately $1.5 million and $1.6 million in lease costs with related parties during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company had the following balances recorded in the consolidated balance sheets related to its lease arrangements with related parties:

($ in thousands)	Classification	December 31, 2021	December 31, 2020
Assets
Operating leases	Right-of-use-asset	$2,107	$3,300
Finance leases	Right-of-use-asset	—	444

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	840	1,118
Finance leases	Finance lease liabilities, current portion	—	71

Non-current:
Operating leases	Operating lease liabilities, less current portion	1,125	1,956
Finance leases	Finance lease liabilities, less current portion	—	414

Note 11 - Commitments and Contingencies

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets at December 31, 2021 and 2020. No payments have been made to date.

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

Long-Term Take-or-Pay Natural Gas Supply Contracts

At December 31, 2021 and 2020, the Company had commitments to purchase natural gas on a take-or-pay basis with three vendors. It is anticipated these are normal purchases that will be necessary for sales, and that any penalties for failing to meet minimum volume requirements will be immaterial. As of December 31, 2021 and 2020, the estimated remaining liability under the take-or-pay arrangements was approximately $0.2 million and $0.9 million, respectively.

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

Letter of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting an EAF CNG station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $0.1 million minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $0.5 million, which amount may decrease annually during the term of the agreement and was equal to $0.2 million and $0.3 million as of December 31, 2021 and 2020, respectively.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Note 12 - Employee Benefit Plan

The Company maintains a 401(a) plan for contractors that are eligible under the Department of Labor Service Contract Act and a 401(k) plan for other salaried employees. Contractors earn contributions that are based on all eligible hours up to the maximum of 40 hours per week and reflect the hourly rates set by the Department of Labor. The designated rates vary based on the contractor’s work location and specific vehicle type. Certain salaried employees previously received a match on contributions up to 3% of the employee’s salary. Employer contributions to these plans for the years ended December 31, 2021 and 2020 were approximately $4.2 million and $4.3 million, respectively.

Note 13 - Income Taxes

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of December 31, 2021 and 2020, respectively. Interest and penalties associated with tax positions are recorded as general and administrative expenses. Tax years that remain subject to examination include 2018 through the current year for federal and generally 2017 through the current year for state purposes.

Income tax provision (benefit) reported in the consolidated statements of operations is comprised of the following:

	For the Years Ended
	December 31,
($ in thousands)	2021	2020
Current provision (benefit)
Federal	$187	$—
State, net of state tax credits	1,276	564
Total current provision (benefit)	1,463	564

Deferred provision (benefit)
Federal	2,022	(10,193)
State and local	480	(1,623)
Valuation allowance	(2,422)	11,458
Total deferred provision (benefit)	80	(358)

Total income tax provision (benefit)	$1,543	$206

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income (loss), compared to the income tax provision (benefit) in the consolidated statements of operations:

	For the Years Ended
	December 31,
($ in thousands)	2021		2020
Expected federal tax (benefit)	$3,317	21.0%	$(9,795)	21.0%

State tax provision, net of federal benefit	1,743	11.0%	(1,378)	3.0%
Prior year true up	331	2.1%	(7)	0.0%
Change in tax rate	—	0.0%	304	-0.6%
Effect of increase in valuation allowance	(2,422)	-15.3%	11,458	-24.6%
Change in fair value of warrant liability	661	4.2%	(518)	1.1%
PPP loan forgiveness	(2,651)	-16.8%	—	0.0%
Interest	525	3.3%	—	0.0%
Other permanent differences	39	0.2%	142	-0.3%
Provision (benefit)	$1,543	9.8%	$206	-0.4%

The effective tax rates for the income tax provision for the years ended December 31, 2021 and 2020 are 9.8% and -0.4%, respectively. The differences are primarily due to state taxes, the change in valuation allowance, and the forgiveness of the PPP Loan.

The following are the components of the Company’s net deferred taxes for federal and state income taxes:

	December 31,
($ in thousands)	2021	2020
Deferred tax assets
Accrued expenses and other	$2,269	$2,232
Advancement income	—	1,658
Debt discount	591	2,171
Interest	5,033	3,855
Stock-based compensation	860	708
Lease liabilities	10,018	10,440
Loss carryforwards	11,123	12,408
Total deferred tax assets	29,894	33,472
Valuation allowance	(16,703)	(19,125)
Net deferred tax assets	13,191	14,347

Deferred tax liabilities:
Prepaid expenses	(99)	(148)
Lease assets	(8,268)	(10,061)
Fixed assets and intangible assets	(4,921)	(4,155)
Total deferred tax liabilities	(13,288)	(14,364)

Net non-current deferred tax liability	$(97)	$(17)

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

On the basis of this evaluation, as of December 31, 2021 and 2020, a valuation allowance of $16.7 million and $19.1 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in objective and subjective evidence in future years. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s consolidated statement of operations, the effect

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

of which would be an increase in reported net income. The amount of any such tax benefit associated with release of the Company's valuation allowance in a particular reporting period may be material.

As of December 31, 2021, the Company had federal and state net operating losses of approximately $44.7 million and $30.2 million, respectively. As of December 31, 2020, the Company had federal and state net operating losses of approximately $50.5 million and $30.1 million, respectively. As of December 31, 2021, the Company has approximately $3.6 million of federal net operating losses available to offset future taxable income for 20 years and will begin to expire in 2036. The remaining $41.1 million of federal net operating losses are carried forward indefinitely to offset future taxable income up to an 80% limitation of taxable income in the year of use. The state net operating losses began to expire in 2022. These federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

For the years ended December 31, 2021 and 2020, the Company had no uncertain tax positions or interest and penalties related to uncertain tax positions. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses, if any.

Note 14 - Subsequent Events

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

In accordance with Exchange Act rules 13a-15 and 15d-15, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures” including limitations in management’s evaluation of internal controls as a result of insufficient documentation of internal controls under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K, when read with the notes thereto, present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2021, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. Our management has implemented or intends to implement, as applicable, the remediation steps discussed below to address the material weaknesses and to improve our internal control over financial reporting.

Management’s Remediation Plan and Status of Remediation Efforts

In light of the control deficiencies identified at December 31, 2021, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and either have implemented or plan to implement the specific remediation initiatives described below:

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s officers and directors as of December 31, 2020. All ages are stated as of May 31, 2022.

Name	Age	Position
Thomas J. Abood	59	Chief Executive Officer, Director
Eugene Putnam	62	Chief Financial Officer
Damon R. Cuzick	42	Chief Operating Officer
R. Scott Wheeler	65	Chief Administrative Officer
Billy (Trey) Peck Jr.	38	Executive Vice President
Raj Kapur	63	SVP and Chief Accounting Officer
Patrick Seul	38	Executive Vice President, General Counsel and Secretary
Scott M. Honour	55	Director
Raph Posner	41	Director
Scott C. Smith	63	Director
Mark Anderson	60	Director
Alexandre Zyngier	52	Chairman of the Board
Anthony Coelho	80	Director
Michael Bayles	38	Director
Chetan Bansal	48	Director

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

R. Scott Wheeler. Scott Wheeler served as a director of the Company from August 2018 and as a member of our compensation committee since February 7, 2019 until May 2022. Mr. Wheeler has also served as the chief administrative officer of the Company since January 2021. From January 2018 to September 2019, he served as the president of Daseke, Inc. (NASDAQ: DSKE), the largest provider of flatbed and specialized transportation in North America, and he served as a member of the Board of Directors of Daseke from December 2016 to September 2019. Previously, he served as the Chief Financial Officer and Executive Vice President of Daseke from February 2015 to January 2018 and as Daseke’s Senior Vice President and Corporate Chief Financial Officer from August 2012 to February 2015. Mr. Wheeler has extensive expertise in building and managing high growth organizations, as he was instrumental in growing Daseke from $50 million in revenue to a $1.7 billion run rate. He has also served on several boards, including Compass Bank-Dallas, and was named the Dallas Business Journals CFO of the year in 2015.

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

Raj Kapur. Mr. Kapur has served as the Company’s SVP and Chief Accounting Officer since May 2022. Raj has over twenty-five years of accounting and finance experience in high technology, manufacturing ,and software organizations such as MGC Pure Chemicals, Zounds, Gould Electronics, and Honeywell. Prior to joining the Company, Raj served as corporate controller at MGC Pure Chemicals since March 2019. Previously, Raj served as corporate controller then as chief financial officer of Zounds Hearing Inc. from April 2007 until February 2019. He acquired his Bachelor of Science in Accounting from Arizona State University and a Masters in Business Administration from the University of Phoenix. Raj is a Certified Public Accountant in Arizona.

Scott M. Honour. Mr. Honour has served as a director of the Company since November 2016, as chairman of our board of directors from October 2020 until June 2020 and as a member of our audit committee since February 2019, and is a Co-founder of Titan, predecessor of the Company. Mr. Honour also serves as Managing Partner of Northern Pacific Group, a Wayzata, Minnesota based private equity firm. Previously, from 2002 to 2012, he was Senior Managing Director of The Gores Group, a

Los Angeles based private equity firm with $4 billion of capital under management. Prior to that, Mr. Honour was a Managing Director at UBS Investment Bank from 2000 to 2002 and an investment banker at DLJ from 1991 to 2000. He began his career at Trammell Crow Company in 1988. Mr. Honour also co-founded YapStone, Inc. in 1999. Mr. Honour serves as chairperson of the board of directors of Sustainable Opportunities Acquisition Corp. Mr. Honour holds a BS in business administration and a BA in economics from Pepperdine University and an MBA in finance and marketing from the Wharton School of the University of Pennsylvania. We believe that Mr. Honour’s significant experience in transaction planning and private equity investments make him well qualified to serve as a member of our board of directors.

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

Alexandre Zyngier. Alexandre Zyngier has served as a director of the Company since December 2020, as chairman of our board of directors since June 2022, and as a member of our audit committee since April 2021. Mr. Zyngier has been the Managing Director of Batuta Advisors since founding it in August 2013. The firm pursues high return investment and advisory opportunities in the distressed and turnaround sectors. Mr. Zyngier has over 20 years of investment, strategy, and operating experience. He has served as a director of Atari SA since 2014 and as a director of Schmitt Industries since 2021. Mr. Zyngier also previously served as a director of Torchlight Energy Resources Inc. from 2016 until 2021, as a director of Applied Minerals Inc. from 2017 until 2019, and as a director of AudioEye, Inc. from 2015 until 2020. Before starting Batuta Advisors, Mr. Zyngier was a portfolio manager at Alden Global Capital from February 2009 until August 2013, investing in public and private opportunities. He has also worked as a portfolio manager at Goldman Sachs & Co. and Deutsche Bank Co. Additionally, he

was a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble. Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BS in Chemical Engineering from UNICAMP in Brazil.

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

Michael Bayles. Michael Bayles has served as a director of the Company and as a member of our compensation committee, audit committee, and nominating and corporate governance committee since March 202. He previously served as restructuring advisor to the Company from May 2020 to October 2020 and as chief restructuring officer and a member of the Board from October 2020 until his resignation in March 2021. Mr. Bayles has served as vice president of investments of Slam Corp, a special purpose acquisition company, since March 2021. Mr. Bayles previously served as an analyst at Antara Capital from May 2018 until May 2020, and as a credit analyst at GLG Partners from May 2016 to December 2017. Prior to GLG Partners, Mr. Bayles was vice president at Avenue Capital Group from September 2008 to April 2016. Mr. Bayles has a bachelor’s degree in economics from the Wharton School of the University of Pennsylvania. We believe that Mr. Bayles’s significant restructuring and credit analysis experience make him well qualified to serve as a member of the Board.

Chetan Bansal. Chetan Bansal has served as Partner and Co-Head of Investment Research at Antara since March 2020, and has served as Chief Development Officer and as a member of the board of directors of Slam Corp. since February 2021. Mr. Bansal has 25 years of experience as a private market investor. Mr. Bansal specializes in providing capital and advice to early-stage, hyper-growth companies in varying capacities, including as a board member, minority owner and strategic investor. In addition, Mr. Bansal has significant experience investing in public market special situations, bankruptcies, stressed high-yield credit and levered equities. Prior to Antara, Mr. Bansal was Managing Director and Head of Illiquid Credit Solutions Group at BTIG from January 2019 to February 2020. Before joining BTIG, Mr. Bansal managed his family office from December 2017 to December 2018. Prior to that, Mr. Bansal co-managed a proprietary investment portfolio at Jefferies from January 2015 to September 2017. Prior to Jefferies, Mr. Bansal was a Director of Research at Citigroup, in its Distressed Debt Trading Group, from August 2008 to April 2012. Prior to Citigroup, Mr. Bansal spent six years in Silicon Valley, including four years at Cisco Systems in the Business Development Group from September 2001 to 2005, where he was charged with venture investments and strategic acquisitions. During his time at Crown Capital Partners from 1997 to 1999, Mr. Bansal wrote the business plan for Fresh Direct, a successful online grocer based in New York City, and sat on the boards of Cisco Systems Strategic India Counsel from 2003 to 2004, and board observer seats at Plaxo Inc from 2004 to 2005, which was acquired in 2008 by Comcast and CXO Systems from 2003 to 2004, which was acquired in 2004 by Cisco Systems. Mr. Bansal’s growth-stage equity investments include Via-On-Demand-Transit, an advanced micro-mobility company and SentinelOne, a cyber-security technology company. Mr. Bansal earned a Masters in Business Administration from the University of Chicago, Booth School of Business and a Bachelor of Arts in Computer Science from Northwestern University. The Company believes that Mr. Bansal’s significant investing and special situations experience make him well qualified to serve as a member of the

Board.

Raph Posner. Raph Posner has served as General Counsel & Chief Compliance Officer (GC/CCO) of Antara since February 2021. Prior to Antara, Raph spent five years as the General Counsel, Chief Compliance Officer & Legal Analyst at Warlander Asset Management, a credit hedge fund, where he was the sole in-house lawyer responsible for all legal and regulatory matters within the firm and responsible for assisting the firm in evaluating legal and regulatory risk related to prospective and existing investments. Prior to Warlander, Raph spent nearly eight years at MatlinPatterson Global Advisers, in a variety of legal roles. At MatlinPatterson, Raph was personally responsible for overseeing all legal and regulatory matters related to the firm’s private equity portfolio companies. Prior to MatlinPatterson, Raph was an associate with the law firm Bracewell LLP and prior to that began his legal career as an associate with the law firm Hawkins, Delafield & Wood LLP. Raph earned a Bachelor of Arts from Georgetown University and a Juris Doctorate from The Georgetown University Law Center. The Company believes that Mr. Posner’s significant legal and regulatory experience make him well qualified to serve as a member of the Board.

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

(b) Family Relationships.

Danny R. Cuzick, one of our former directors, is the father of Damon R. Cuzick, our chief operating officer and former president. There are no other family relationships among our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year ended December 31, 2021, except that (i) Amy Harp failed to timely file a Form 3 in connection with her appointment as controller; (ii) Danny Cuzick failed to file one Form 4 reporting one transaction; (iii) Billy (Trey) Peck, Jr. failed to timely file a Form 4 reporting one transaction; (iv) R. Scott Wheeler failed to timely file two Forms 4 reporting two transactions; (v) Alex Zyngier failed to timely file a Form 4 reporting one transaction; and (vi) Tony Coelho failed to timely file a Form 3 in connection with his appointment to the Board and a Form 4 reporting one transaction.

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

The following table sets forth certain information regarding the composition of each standing committee:

Name	Audit Committee	Compensation Committee	Nominating Committee
Scott M. Honour	X
Michael Bayles	X	X	X
Thomas J. Abood			X (Chair)
Anthony Coelho		X
Scott C. Smith		X (Chair)
Mark Anderson	X (Chair)
Alexandre Zyngier	X

Audit Committee

Our Audit Committee is comprised of four members, three of whom are independent directors as defined under the rules of NASDAQ, and is responsible for performing such tasks as (i) appointing, compensating, retaining and overseeing our independent registered public accounting firm; (ii) meeting with management and representatives of our independent registered public accounting firm to review our internal and external financial reporting, including periodically without management present; (iii) reviewing the scope of the independent registered public accounting firm’s examination and audit procedures to be utilized; (iv) considering comments by the registered public accounting firm regarding internal controls and accounting procedures and management’s response to those comments; and (v) pre-approving any audit and non-audit services to be provided by our independent registered public accounting firm. The Board determined that Mr. Anderson qualifies as an “audit committee financial expert” as that term is defined by Item 407(d)(5)(ii) of Regulation S-K.

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

Nominating Committee

Our Nominating Committee is comprised of Mr. Abood and Mr. Bayles and has not yet adopted a charter.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual who served as the Company’s principal executive officer during the fiscal year ended December 31, 2021; and (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as Company executives as of December 31, 2021 and who earned total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Thomas J. Abood	2021	$334,614	—	—	$95,668	—	—	$100,000	(1)	$530,282
Chief Executive Officer	2020	$328,851	—	—	$6,391	—	—	—		$335,242
R. Scott Wheeler	2021	$167,304	—	—	$247,500	—	—	—		$414,804
Chief Administrative Officer	2020	—	—	—	—	—	—	—		—
Damon R. Cuzick	2021	$257,229	—	—	$79,785	—	—	—		$337,014
Chief Operating Officer	2020	$210,689	—	—	$40,541	—	—	—		$251,230

(1) Pursuant to the terms of his employment agreement, Mr. Abood is entitled to a non-accountable travel supplement of $25,000 per quarter.

As of December 31, 2021, the Company had approximately 1,744 employees, consisting of 1,272 full-time employees and 472 part-time employees.

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

R. Scott Wheeler

On February 1, 2021, the Company entered into an executive employment agreement with R. Scott Wheeler (the “Wheeler Employment Agreement”) pursuant to which Mr. Wheeler agreed to serve as chief administrative officer of the Company. The Wheeler Employment Agreement has an initial term of one year, with automatic one-year extensions (absent notice to the contrary) upon the expiration of the initial term or any renewal term. Under the Wheeler Employment Agreement, Mr. Wheeler is eligible to earn an annual base salary $200,000, incentive compensation based on Mr. Wheeler’s performance as determined by the Company’s board of directors, and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time. Pursuant to the Wheeler Employment Agreement, the Company agreed to grant Mr. Wheeler warrants to purchase 750 ,000 shares of the Company’s common stock at a price of $1.50 per share. 250,000 of the warrants vested on the grant date and the remaining warrants vested in equal annual installments of 250,000 each on the two calendar quarter ends immediately succeeding the effective date of the Wheeler Employment Agreement.

If Mr. Wheeler is terminated without cause or he resigns with good reason, he will be eligible to earn severance, subject to his execution and non-revocation of a release of claims in favor of the Company and its officers, directors and affiliates, equal to any unpaid base salary, reimbursement for unpaid expenses and all other accrued payments or benefits through his termination date, plus twelve months of his base salary at the level in effect immediately prior to his termination date. The Wheeler Employment Agreement also includes a customary confidentiality covenant and one-year post-termination non-solicitation and non-interference covenants.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning unexercised options outstanding as of December 31, 2021 for our named executive officers.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas J. Abood	September 23, 2019	1,250,000	—		1.50	September 23, 2029
	April 12, 2018	100,000	—		1.50	April 12, 2028
	April 10, 2020	900,000	300,000	(1)	1.50	April 10, 2030
	December 27, 2020	23,231	—		1.50	December 27, 2030
Damon R. Cuzick	April 12, 2018	1,000,000	—		1.50	April 12, 2028
	February 27, 2020	300,000	—		1.50	February 27, 2030
	December 27, 2020	17,769	—		1.50	December 27, 2030
R. Scott Wheeler	September 1, 2018	100,000	—		2.50	September 1, 2028
	May 7, 2020	20,000	—		2.50	May 7, 2030
	February 1, 2021	750,000	—		1.50	February 1, 2031
(1)
Options vest as to 300,000 shares on April 10, 2023.

Director Compensation

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2021:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)	Total ($)
Michael Bayles	$—	$—	$—	$—	$—
Danny R. Cuzick	$46,500	$—	$1,576	$—	$48,076
Scott M. Honour	$64,500	$—	$—	$—	$64,500
Alexandre Zyngier	$48,500	$—	$11,077	$—	$59,577
R. Scott Wheeler	$—	$—	$—	$—	$—
Scott Smith	$58,500	$—	$—	$—	$58,500
Mark M. Anderson	$65,000	$—	$—	$—	$65,000
Tony Coelho	$39,000	$—	$10,276	$—	$49,276

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

The Company granted 10-year non-qualified stock options to purchase shares of the Company’s common stock to the following directors pursuant to the Amended 2018 Plan as follows:

Name	Options Granted	Grant Date
Danny R. Cuzick	5,500	August 3, 2021
Tony Coelho	100,000	August 3, 2021
Scott M. Honour	—	—
R. Scott Wheeler	—	—
Scott Smith	—	—
Mark M. Anderson	—	—
Michael Bayles	—	—
Alexandre Zyngier	105,500	August 3, 2021
Chetan Bansal	—	—
Raph Posner	—	—

All of the options are exercisable at a price of $1.50 per share, which the Board determined was the fair market value of the Company’s common stock on the respective grant date of each award. All of the options vested on the grant date.

Effective October 1, 2018, we paid all of our directors an annual retainer of $20,000 ($25,000 for the chairperson of the board), plus $1,000 for each board or committee meeting the director attends by person ($500 for each meeting attended via telephone). Effective May 18, 2021, we pay all of our non-employee directors, except as otherwise noted, an annual retainer of $50,000 ($60,000 for the chairperson of the board), plus $1,000 for each board or committee meeting the director attends by person ($500 for each meeting attended via telephone), as well as an annual equity retainer of $60,000 in a combination of 50% stock options and 50% restricted stock units. In addition, we pay annual retainers of $10,000, $5,000, and $5,000 to the chair of our audit, compensation, and nominating committee, respectively. Prior to May 18, 2021, each non-employee director had the option to elect, prior to the first payment of any of the foregoing compensation and in each January thereafter, to receive the compensation described in this paragraph for the calendar year of the election in cash, shares or options of the Company’s stock at a price per share equal to the greater of $2.50 or the closing price per share on the first Monday that is also a trading day of the applicable calendar year.

On October 9, 2020, the Board appointed Michael Bayles to serve as a member of the Company’s Board. Mr. Bayles was appointed to fill a vacancy on the Board and did not serve on any committees of the Board. Mr. Bayles was appointed to serve as a member of the Board until such time as he is no longer serving as the Company’s chief restructuring officer. Mr. Bayles resigned as the Company’s chief restructuring officer and as a member of the Company’s Board effective March 12, 2021. On March 11, 2022, pursuant to the Bridge Loan Agreement, the Board appointed Michael Bayles to return as a member of the Board. Mr. Bayles was appointed to fill a newly-created vacancy on the Board. In March 2022, Mr. Bayles was appointed to serve on our compensation committee, audit committee, and nominating and corporate governance committee.

On December 14, 2020, the Board appointed Alexandre Zyngier to serve as a member of the Company’s Board. Mr. Zyngier was appointed to fill a vacancy on the Board. In April 2021, Mr. Zyngier was appointed to serve on our audit committee, and on June 8, 2022, Mr. Zyngier was appointed as chairman of the Board.

On May 13, 2021, the Board appointed Anthony Coelho to serve as a member of the Board. Mr. Coelho was appointed to fill a vacancy on the Board. In August 2021, Mr. Coelho was appointed to serve on our compensation committee.

On May 31, 2022, Danny Cuzick and Scott Wheeler resigned as members of the Board and the Board appointed Chetan Bansal and Raph Posner to fill the resulting vacancies. The Company does not pay Messrs. Bansal and Posner annual retainers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table lists, as of June 27, 2022, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group. Applicable percentage ownership is based on 16,387,944 shares of common stock outstanding as of June 27, 2022, together with applicable options and warrants for each stockholder. Unless otherwise indicated, the address of each person listed below is in the care of EVO Transportation & Energy Services, Inc. 2075 West Pinnacle Peak Rd. Suite 130, Phoenix, AZ 85027.

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

Name of Beneficial Owner or Identity of Group(1)	Number of Shares Beneficially Owned			Series A Preferred Stock		Series B Preferred Stock
5% Beneficial Owners	Shares		Percent	Shares	Percent	Shares	Percent
Jerry Moyes 2710 E. Old Tower Road Phoenix, AZ 85034	2,000,000	(2)	11.50%	—	—	—	—
Dan Thompson 16415 54th Avenue North Plymouth, MN 55446	1,200,000	(3)	6.82%	—	—	—	—
Antara Capital Master Fund LP 500 Fifth Avenue, Suite 2320 New York, New York 10110	23,884,221	(4)	60.92%	—	—	—	—
Manchester Explorer LP 3 West Hill Place, Boston, MA 02114	3,200,000	(5)	17.79%	—	—	—	—
Michael Ritter	1,220,491		7.45%	—	—	—	—
Matthew Ritter	1,220,491		7.45%	—	—	—	—
Clifford Finkle	1,060,158		6.47%	—	—	—	—
James Finkle	1,060,159		6.47%	—	—	—	—
John P. Yeros & Laura R. Yeros, JTWROS 7874 Vallagio Ln, Englewood, CO 80112	1,274,650	(6)	7.25%	—	—	—	—
Theril Lund	904,050	(7)	5.23%	—	—	—	—
Midwest Bank 613 Hwy 10 East, PO Box 703 Detroit Lakes, MN 56502	1,250,000	(8)	7.09%	—	—	—	—
John Sheehy 127 Central Avenue Waterloo, WI 53594	2,275,156	(9)	13.88%
Danny R. Cuzick 8285 W. Lake Pleasant Parkway, Peoria, AZ 85382	19,386,580	(14)	62.06%	100,000	100.00%	2,000,000	97.56%
Executive Officers and Directors
Thomas J. Abood	3,065,068	(11)	15.86%	—	—	—	—
Damon R. Cuzick	2,255,068	(12)	12.10%	—	—	—	—
Eugene Putnam	418,577	(13)	2.49%	—	—	—	—
Scott M. Honour 315 E. Lake St. Suite 301 Wayzata, MN 55391	355,173	(14)	2.14%	—	—	—	—
Raph Posner 55 Hudson Yards, 47th Floor, Suite C New York, NY 10001	—		*	—	—	—	—
R. Scott Wheeler 14925 Havenshire Place Dallas, TX 75254	1,021,704	(15)	5.89%	—	—	50,000	2.44%
Scott Smith 12424 W. Dove Wing Way Peoria, AZ 85383	171,250	(16)	1.11%	—	—	—	—
Mark Anderson 18010 N. 14th Street Phoenix, AZ 85022	180,000	(17)	1.09%	—	—	—	—

Alexandre Zyngier 650 Halstead Ave., Ste 201B2, Mamaroneck, NY 10543	321,493	(18)	1.92%	—	—	—	—
Tony Coelho 6 Trellis Path, Doylestown, PA 18901	50,000	(19)	*	—	—	—	—
Michael Bayles 55 Hudson Yards, 47th Floor, Suite C New York, NY 10001	—		*	—	—	—	—
Chetan Bansal 55 Hudson Yards, 47th Floor, Suite C New York, NY 10001	—		*	—	—	—	—
All executive officers and directors as a group (15 persons)	10,126,328	(20)	39.47%	—	100.00%	50,000	2.44%

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
(4)
Includes 22,817,489 shares of common stock issuable upon the exercise of warrants.
(5)
Includes 1,600,000 shares of common stock issuable upon the exercise of warrants.
(6)
Includes 1,200,000 shares of common stock issuable upon the exercise of options.
(7)
Represents 904,050 shares of common stock issuable upon the exercise of warrants.
(8)
Includes 1,250,000 shares of common stock issuable upon the exercise of warrants.
(9)
The shares beneficially owned by Mr. Sheehy are directly owned by Sheehy Enterprises, Inc. Mr. Sheehy has shared control of Sheehy Enterprises, Inc. and thereby has shared voting and investment power over shares controlled by Sheehy Enterprises, Inc.
(10)
Includes 2,978,500 shares of common stock issuable upon the exercise of options and 11,873,625 shares of common stock issuable upon the exercise of warrants. Also includes 147,606 shares of common stock issuable upon the conversion of Series A Preferred Stock and 2,386,849 shares of common stock issuable upon the conversion of Series B Preferred Stock.
(11)
126,856 shares of common stock are held by the Thomas J. Abood Revocable Trust. Includes 2,273,231 shares of common stock issuable upon the exercise of options and 5664,981 shares of common stock issuable upon the exercise of warrants.
(12)
Includes 1,317,769 shares of common stock issuable upon the exercise of options and 937,299 shares of common stock issuable upon the exercise of warrants.
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
(15)
Includes 330 shares of common stock held by Pecan River Advisors, LLC, of which Mr. Wheeler is the beneficial owner. Includes 120,000 shares of common stock issuable upon the exercise of options; 831,703 shares of common stock issuable upon the exercise of warrants and 59,672 shares of common stock issuable upon the conversion of Series B Preferred Stock.
(16)
Includes 171,250 shares of common stock issuable upon the exercise of options.

(17)
Includes 180,000 shares of common stock issuable upon the exercise of options.
(18)
Includes 55,500 shares of common stock issuable upon the exercise of options and 265,993 shares of common stock issuable upon the exercise of warrants.
(19)
Includes 50,000 shares of common stock issuable upon the exercise of options.
(20)
Includes options and warrants to purchase a total of 24,117,497 shares of common stock, 100,000 shares of Series A Preferred Stock, and 2,050,000 shares of Series B Preferred Stock. See Footnotes 10 through 19 above.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 12, 2018, the Company’s board of directors adopted an equity compensation plan (the “2018 Plan”) to retain and incentivize key personnel to drive the success of the Company. On August 13, 2018, the Board approved an Amended and Restated 2018 Stock Incentive Plan (the “Amended 2018 Plan”), amending and restating the 2018 Plan in its entirety. The principal provisions of the Amended 2018 Plan are summarized below. This summary is not a complete description of all the Amended 2018 Plan’s provisions and is qualified in its entirety by reference to the Amended 2018 Plan, which is filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Capitalized terms used but not defined herein have the meanings set forth in the Amended 2018 Plan.

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

Equity Compensation Plan Information

The table below provides summary information about the securities issuable under our equity compensation plans as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	10,920,249		$1.96	1,079,751
Total	10,920,249	(1)	$1.96	1,079,751

(1) On March 18, 2022, the Company and Danny Cuzick entered into amended and restated option agreements, as a result of which options to purchase an aggregate of 2,900,000 shares of the Company’s common stock previously granted to Danny Cuzick are no longer subject to or governed by the Company’s Amended 2018 Plan. As a result, subsequent to December 31, 2021, the number of securities remaining available for future issuance under the Amended 2018 Plan increased by 2,900,000 shares.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Transactions with Related Persons

Guarantee of Titan Tradition Facility

On December 31, 2014, Titan entered into a co-borrower arrangement for a $1,300,000 U.S. Small Business Administration (SBA) note with Titan El Toro LLC. The proceeds from the note were received by Titan El Toro LLC, a wholly owned subsidiary of Titan that operated our Titan El Toro fueling station, and the note payable is recorded by Titan El Toro LLC. The note is a ten-year term note with interest fixed at 5.50% for the first five years, then adjusted to the SBA LIBOR Base Rate, plus 2.35% for the remaining five years. The note requires monthly principal and interest payments of $15,288. The note is secured by substantially all of Titan’s business assets and is personally guaranteed by certain of Titan’s former founders, managing members and directors, including Scott M. Honour, a member of our board of directors and prior chairman of the board, and certain of his relatives.

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

On April 22, 2019, the Company and Danny Cuzick, as noteholder representative on behalf of each EAF Member, entered into amendments to each Convertible Note to, among other changes, amend the exchange ratio at which the outstanding principal under the Convertible Notes may be converted into shares of the Company’s common stock. As amended, the aggregate principal balance of the Convertible Notes is convertible into a fixed amount of 7,000,000 shares of common stock, subject to adjustment for any stock splits, combinations, or similar transactions, representing approximately 75% of the Company’s total outstanding shares of common stock on a post-transaction basis. Accordingly, the conversion of the Convertible Notes would result in a change in control of the Company at the time of the amendments.

Each Convertible Note is convertible at the holder’s option upon (1) consummation of a reorganization, merger or similar transaction where the Company is not the surviving or resulting entity or (2) the sale of all or substantially all of the Company’s assets, subject to customary restrictions. The Convertible Notes are also subject to mandatory conversion at the Company’s option beginning on the first anniversary of the issue date if: (i) the closing price of the common stock is greater than $10.00 and (ii) the average daily trading volume of shares of common stock has equaled 100,000 or more for the 30 days prior to the applicable date. Upon a conversion of the Convertible Notes, accrued interest may also be converted into shares of common stock at the greater of (1) 1.357, subject to adjustment for stock splits or combinations, or (2) the closing price of a share of common stock as reported on the business day that immediately precedes the date of the notice of conversion provided by the party making the election. In March 2022, the Company and Danny Cuzick, in his individual capacity and as holders representative, entered into amendments to the Convertible Notes to permit immediate conversion of the Convertible Notes. Danny Cuzick, individually and as holders representative, subsequently converted the Convertible Notes into warrants to purchase 7,533,750 shares of common stock of the Company at a price of $0.01 per share. For a description of those amendments and warrants, see Note 14, Subsequent Events.

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

Danny R. Cuzick is a former member of the Company’s Board of Directors. Damon R. Cuzick is the Chief Operating Officer of the Company.

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

Antara Capital Amendments

During the year ended December 31, 2020, the Company entered into various amendments to the September 2019 Antara Capital Financing Agreement and related agreements, including warrants, with Antara Capital, the beneficial owner of more than 5% of our outstanding common stock. For a description of those transactions, see Note 6, Debt.

Stock Option Repricing

On September 1, 2021, the Company reduced the exercise price of certain stock options previously granted to certain named executive officers of the Company and other key employees from an original exercise price of $2.50 per share to an exercise price of $1.50 per share, which the Board of Directors determined was equal to or greater than the fair market value of the Company’s common stock. A total of 4,394,999 options were subject to the exercise price reduction, including 2,473,231 options held by Thomas Abood, the Company’s chief executive officer, 1,317,769 options held by Damon Cuzick, the Company’s chief operating officer, 418,577 options held by Eugene Putnam, the Company’s chief financial officer, and 20,000 options held by Billy (Trey) Peck, Jr., the Company’s executive vice president of business development. Also, as a result of the option repricing, the strike price of the warrant to purchase 750,000 shares of common stock issued to R. Scott Wheeler, the Company’s chief administrative officer, in February 2021 equals $1.50 pursuant to the terms of the warrant. Except for the reduction in exercise price, all terms and conditions of the options and warrant remained the same following the exercise price reduction.

Bridge Loan and Executive Loans

In March 2022, the Company entered into the Bridge Loan Agreement and various related documents with Antara, certain officers and directors of the Company, and entities affiliated with certain officers and directors of the Company. For a description of those transactions, see Note 14, Subsequent Events.

Amended and Restated Option Agreements

On March 18, 2022, the Company and Danny Cuzick entered into amended and restated option agreements, as a result of which options to purchase an aggregate of 2,900,000 shares of the Company’s common stock previously granted to Danny Cuzick are no longer subject to or governed by the Company’s Amended 2018 Plan. The amended and restated option agreements did not change any of the economic or other material provisions of the original option agreements they amended.

Other Related Transactions

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the NASDAQ Listing Rules.

Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. In considering a director’s independence, the board of directors considers any related-party transactions that currently exist or have occurred during the timeframes specified by NASDAQ Listing Rule 5605(a)(2) and whether the director has any relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board of directors determined that Scott Honour, Scott Smith, Mark Anderson, Alexandre Zyngier, and Tony Coelho are “independent” within the meaning of NASDAQ Listing Rules. Thomas J. Abood, Michael Bayles, Raph Posner, and Chetan Bansal are not independent directors.

Item 14. Principal Accounting Fees and Services

The following summarizes the fees we were billed for audit and non-audit services rendered for the fiscal years ended December 31, 2021 and 2020. Marcum LLP ("Marcum") was our independent registered public accounting firm from January 7, 2019 until September 1, 2021, when the audit committee of our board of directors approved the dismissal of Marcum and appointed Grant Thornton LLP ("Grant Thornton") as our independent registered public accounting firm, whose PCAOB Firm ID is 248.

Audit Fees

Audit fees consist primarily of audit work performed in preparation of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Grant Thornton’s audit fees billed were $706,288 and $731,540 for the years ended December 31, 2021 and 2020, respectively.

Audit-Related Fees

Audit-related fees consist of fees charged by our accountants for assurance and related services that are related to the performance of the audit or review of our annual and quarterly financial statements. Grant Thornton's audit-related fees billed were $0 and $0 for the years ended December 31, 2021 and 2020, respectively.

Tax Fees

Tax fees consist of fees for professional services rendered by our accountants for tax compliance, tax advice, and tax planning. Grant Thornton's tax fees billed were $0 and $0 for the years ended December 31, 2021 and 2020, respectively.

All Other Fees

Other fees consist of fees for products and services provided by our accountants other than the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. Other fees billed by Grant Thornton in the fiscal years ended December 31, 2021 and 2020 were $0 and $48,000, respectively.

Audit Committee’s Pre-Approval Process

On February 7, 2019, our board of directors established an audit committee of the board. Under our current policy, the audit committee approves in advance all fees and services provided by our independent registered public accounting firm. Our audit committee pre-approved all audit and permissible non-audit services performed by our independent registered public accounting firm for the years ended December 31, 2021 and 2020.

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

2.6	Equity Purchase Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
2.7	Acquisition Option Agreement dated September 5, 2018 between EVO Transportation & Energy Services, Inc., Sheehy Enterprises, Inc., Sheehy Mail Contractors, Inc., John Sheehy, and Robert Sheehy (18)
2.8	Agreement and Plan of Merger dated December 15, 2018 between EVO Transportation & Energy Services, Inc., Ursa Major Corporation, EVO Merger Sub, Inc., John Lampsa and Ursula Lampsa (21)
2.9	Stock Purchase Agreement dated December 15, 2018 between EVO Equipment Leasing, LLC, John Lampsa and Ursula Lampsa (21)
2.10	Amendment to Agreement and Plan of Merger dated February 1, 2019 between EVO Transportation & Energy Services, Inc., EVO Merger Sub, Inc., Ursa Major Corporation, John Lampsa, and Ursula Lampsa (24)
2.11	Amendment to Stock Purchase Agreement dated February 1, 2019 between EVO Equipment Leasing, LLC, John Lampsa, and Ursula Lampsa (24)
2.12	Stock Purchase and Exchange dated July 15, 2019 between EVO Transportation & Energy Services, Inc., James C. Finkle, Jr., and Clifford Finkle IV (28)
2.13	Stock Exchange Agreement dated September 16, 2019, between EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (29)
2.14	Stock Purchase Agreement dated September 16, 2019, between EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (29)
2.15	Membership Interest Purchase Agreement dated September 16, 2019, among EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (29)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (8)
3.3	Certificate of Amendment to Certificate of Incorporation (10)
3.4	Certificate of Designation of Rights and Preferences of Series A Preferred Stock of EVO Transportation & Energy Services, Inc. (14)
3.5	Amended and Restated Bylaws (45)
3.6	Certificate of Designation of Rights and Preferences of Series B Preferred Stock of EVO Transportation & Energy Services, Inc. (36)
3.7	Certificate of Designations of Series C Non-Participating Preferred Stock of EVO Transportation & Energy Services, Inc., dated March 11, 2022 (45)
4.1	Loan Agreement, dated as of December 31, 2014, by and between Titan El Toro, LLC and FirstCNG LLC and Tradition Capital Bank (2)
4.2	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.3	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Damon R. Cuzick (4)
4.4	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Theril H. Lund (4)
4.5	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Thomas J. Kiley (4)
4.6	Senior Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.7	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Danny R. Cuzick (4)
4.8	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Damon R. Cuzick (4)
4.9	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Theril H. Lund (4)
4.10	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Thomas J. Kiley (4)

4.11	Promissory Note, dated February 1, 2017, by Environmental Alternative Fuels, LLC in favor of Danny R. Cuzick (4)
4.12	Amendment to Promissory Note, dated April 2, 2018, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (14)
4.13	Covenant Waiver Letter, dated February 21, 2019, from Tradition Capital Bank (25)
4.14

Financing Agreement, dated September 16, 2019, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (29)

4.15

Forbearance Agreement and Incremental Amendment to Financing Agreement, dated February 27, 2020, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (35)

4.16

Amendment to Forbearance Agreement and Second Incremental Amendment to Financing Agreement, dated March 24, 2020, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (36)

4.17

Second Amendment to Forbearance Agreement and Omnibus Amendment to Loan Documents dated October 20, 2020 between EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent. (39)

4.18

Loan Agreement dated December 14, 2020 between EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (40)

4.19

Second Omnibus Amendment to Loan Documents dated December 14, 2020 between EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (40)

4.20

Modification Agreement dated December 22, 2020 between EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (40)

4.21

Second Modification Agreement dated December 23, 2020 between EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (40)

4.22

Senior Secured Loan and Executive Loan Agreement dated March 11, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (45)

4.23

Loan Extension Agreement dated May 31, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (46)

10.1+	Employment Agreement, dated February 1, 2017, between Minn Shares Inc. and Damon R. Cuzick (4)
10.2	Lease Contract, effective December 19, 2015, between South Coast Air Quality Management District and Titan Diamond Bar LLC (2)
10.3	Line Extension Contract, dated April 3, 2014, between Southern California Gas Company and EVO CNG, LLC (8)
10.4	Fuel Purchase Agreement, dated April 12, 2013, between Environmental Alternative Fuels, LLC and Central Freight Lines, Inc. (8)
10.5	Incremental Natural Gas Facilities Agreement, dated February 24, 2014, between Southwest Gas Corporation and Environmental Alternative Fuels, LLC (8)
10.6	Service Agreement for Transportation of Customer Secured Natural Gas dated October 2, 2014 by and between Southwest Gas Corporation and Environmental Alternative Fuels, LLC (8)
10.7	Fuel Purchase Agreement, dated January 11, 2013, between Environmental Alternative Fuels, LLC and Sheehy Mail Contractors, Inc. (8)
10.8	Master Retail Gas Sales Agreement, dated November 1, 2013, between Integrys Energy Services – Natural Gas, LLC and EVO CNG, LLC (8)
10.9	Fuel Purchase Agreement, dated October 1, 2013, between EAF and Central Freight Lines, Inc. (8)
10.10	Natural Gas Service and Pipeline Agreement, dated November 12, 2014, between EAF and LDC, llc (8)

10.11	Form of Subscription Agreement (9)
10.12	Form of Warrant (9)
10.13	Share Escrow Agreement, dated March 20, 2018, between EVO Transportation & Energy Services, Inc. and the shareholders party thereto. (14)
10.14	EVO Transportation & Energy Services, Inc. 2018 Stock Incentive Plan (17)
10.15	Form of EVO Transportation & Energy Services, Inc. Option Agreement (17)
10.16	Form of Subscription Agreement (15)
10.17	Promissory Note dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.18	Stock Pledge Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.19	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc., Thunder Ridge Transport, Inc., and Billy (Trey) Peck Jr. (13)
10.20+	Employment Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.21	Subscription Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.22	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($3.00) (13)
10.23	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($5.00) (13)
10.24	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($7.00) (13)
10.25	Note Purchase Agreement dated July 20, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (16)
10.26	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (16)
10.27	Transportation Services Proposal & Contract for Regular Service (Contract No. 430Q8) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.28	Transportation Services Proposal & Contract for Regular Service (Contract No. 913A7) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.29	Transportation Services Proposal & Contract for Regular Service (Contract No. 995L2) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.30	Transportation Services Proposal & Contract for Regular Service (Contract No. 995L3) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.31	Transportation Services Proposal & Contract for Regular Service (Contract No. 945L3) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.32	Equipment Lease Agreement dated January 2, 2019 between Sheehy Enterprises, Inc. and Sheehy Mail, Inc. (22)
10.33	Promissory Note dated February 1, 2019 between EVO Equipment Leasing, LLC, John Lampsa, and Ursula Lampsa (24)
10.34	Amendment to Equipment Lease Agreement dated April 15, 2019 between Sheehy Enterprises, Inc. and Sheehy Mail Contractors, Inc. (25)
10.35	Amendment to Equity Purchase Agreement dated December 26, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.36	Amendment to Equity Purchase Agreement dated February 28, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.37	Amendment to Equity Purchase Agreement dated April 12, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.38	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (25)
10.39	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Damon R. Cuzick (25)
10.40	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Theril H. Lund (25)
10.41	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Thomas J. Kiley (25)

10.42	Amendment to Equity Purchase Agreement dated April 30, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.43	Employment Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and Clifford Finkle IV (28)
10.44	Employment Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and James C. Finkle Jr. (28)
10.45	Employment Agreement dated July22, 2019 between EVO Transportation & Energy Services, Inc. and Eugene S. Putnam, Jr. (28)
10.46	Employment Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Michael Ritter (29)
10.47	Side Letter Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital LP (29)
10.48	Subordination Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc., Danny Cuzick, and Cortland Capital Market Services LLC (29)
10.49	Subordination Agreement, dated September 16, 2019, between Environmental Alternative Fuels, LLC, Danny Cuzick, and Cortland Capital Market Services LLC (29)
10.50	Amendment to Promissory Note, dated August 30, 2019, between John Lampsa and Ursula Lampsa and EVO Equipment Leasing, LLC (29)
10.51	Extension of the Original Equity Purchase Agreement and Amendments Thereto, dated August 30, 2019, between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (29)
10.52	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (29)
10.53	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (29)
10.54	Option Agreement, dated September 23, 2019, between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (30)
10.55	Option Agreement, dated July 22, 2019, between EVO Transportation & Energy Services, Inc. and Eugene S. Putnam, Jr. (30)
10.56	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Corbin ERISA Opportunity Fund Ltd. (33)
10.57	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (34)
10.58	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Corbin ERISA Opportunity Fund Ltd. (34)
10.59	Warrant, dated February 27, 2020, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (35)
10.60	Waiver and Warrant Agreement, dated March 26, 2020, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (36)
10.61	Waiver and Agreement to Issue Warrant, dated March 31, 2020, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (37)
10.62	Note dated April 15, 2020 issued by EVO Transportation & Energy Services, Inc. to BOKF, N.A. (dba Bank of Oklahoma) (38)
10.63+	Amended and Restated Executive Employment Agreement dated April 10, 2020 between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (38)
10.64	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Midwest Bank (41)
10.65	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Dan Thompson II, LLC ($2.50) (41)
10.66	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Dan Thompson II, LLC ($0.01) (41)
10.67	Office Lease dated November 27, 2019 between EVO Transportation & Energy Services, Inc. and LPC Corridors, LLC (42)
10.68	Commercial Lease Agreement dated November 1, 2019 between Thunder Ridge Transport, Inc. and Apple Moving, Inc. (42)
10.69	Lease dated February 1, 2019 between Ursa Major Corporation and Ursa Group, LLC (42)

10.70	Lease dated February 1, 2019 between Ursa Major Corporation and Ursa Oak Creek LLC (42)
10.71	Lease Agreement dated September 30, 2018 between Thunder Ridge Transport, Inc. and ST Equity Properties, LLC (42)
10.72	Lease – Business Property dated January 29, 2018 between Sheehy Mail Contractors, Inc. and Penta Partners, LLC (42)
10.73*	Ground Lease Agreement dated March 4, 2022 between Transport Leasing Inc. and 1230 McCarter Highway, LLC
10.74	Storage Parking Lease dated March 1, 2012 between John W. Ritter Trucking Incorporated and Allen Robinson (42)
10.75	First Amendment to Commercial Lease Agreement dated February 4, 2021 between EVO Transportation, Inc. and Anne Arundel Development Group, LLC (42)
10.76	Lease dated October 31, 2019 between EVO Transportation & Energy Services, Inc. and Ailanthus L.L.C. (42)
10.77

Assignment, Assumption and Consent to Assignment of Lease and Subleases dated May 26, 2021 by and among HP Lumina, LLC, Atlantic Postal Services, Inc., and EVO Transportation & Energy Services, Inc. (42)

10.78	Lease Agreement dated April 26, 2015 between HP Lumina, LLC and Edwards Mail Service, Inc. (42)
10.79+	Executive Employment Agreement dated February 1, 2021 between EVO Transportation & Energy Services, Inc. and R. Scott Wheeler (44)
10.80+	Employment Agreement dated June 21, 2021 between EVO Transportation & Energy Services, Inc. and Patrick Seul (42)
10.81	Second Amendment to Secured Convertible Promissory Note dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (45)
10.82

Second Amendment to Secured Convertible Promissory Note dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick, as holders representative on behalf of Damon R. Cuzick (45)

10.83

Second Amendment to Secured Convertible Promissory Note dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick, as holders representative on behalf of Theril H. Lund (45)

10.84

Second Amendment to Secured Convertible Promissory Note dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick, as holders representative on behalf of Thomas J. Kiley (45)

10.85	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (45)
10.86	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (45)
10.87	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Damon R. Cuzick (46)
10.88	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Bridgewest Growth Fund LLC (45)
10.89	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Batuta Capital Advisors LLC (45)
10.90	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (45)
10.91	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Damon R. Cuzick (45)
10.92	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Theril H. Lund (45)
10.93	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Thomas J. Kiley (45)
10.94	Lease Renewal Agreement dated March 21, 2022 between EVO Transportation & Energy Services, Inc. and HP Lumina, LLC (45)
10.95	Board Observer Agreement dated May 31, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (46)
10.96	Indemnification Agreement dated May 31, 2022 between EVO Transportation & Energy Services, Inc. and Chetan Bansal (46)
10.97	Indemnification Agreement dated May 31, 2022 between EVO Transportation & Energy Services, Inc. and Raph Posner (46)
10.98*	Amended and Restated Option Agreement dated March 18, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick
10.99*	Amended and Restated Option Agreement dated March 18, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick
10.100*+	Amendment to Executive Employment Agreement dated November 4, 2020 between EVO Transportation & Energy Services, Inc. and Thomas Abood
10.101*+	Amendment to Executive Employment Agreement effective January 1, 2021 between EVO Transportation & Energy Services, Inc. and Damon Cuzick
10.102*+	Second Amendment to Executive Employment Agreement effective January 1, 2021 between EVO Transportation & Energy Services, Inc. and Billy (“Trey”) Peck, Jr.

14.1	Code of Conduct for Officers and Directors (5)
16.1	Letter from Lurie, LLP to the Securities and Exchange Commission dated February 7, 2017 (6)
16.2	Letter from Lurie, LLP to the Securities and Exchange Commission dated April 17, 2017 (7)
16.3	Letter from EKS&H LLLP to the Securities and Exchange Commission dated October 2, 2018 (19)
16.4	Letter from Plante & Moran, PLLC to the Securities and Exchange Commission dated January 11, 2019 (23)
16.5	Letter from Marcum LLP to the Securities and Exchange Commission dated September 8, 2021 (43)
21.1*	Subsidiaries of EVO Transportation & Energy Services, Inc.
31.1*

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2021

31.2*

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2021

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
(44)
Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on January 31, 2022 and incorporated herein by reference.
(45)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 28, 2022 and incorporated herein by reference.
(46)
(46) Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 6, 2022 and incorporated herein by reference.

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

	Title	Date

/s/ Thomas J. Abood	Chief Executive Officer & Director	June 30, 2022
Thomas J. Abood

/s/ Eugene S. Putnam, Jr.	Chief Financial Officer	June 30, 2022
Eugene S. Putnam, Jr.

/s/ Raj Kapur	Chief Accounting Officer	June 30, 2022
Raj Kapur

/s/ Alexandre Zyngier	Director	June 30, 2022
Alexandre Zyngier

/s/ Chetan Bansal	Director	June 30, 2022
Chetan Bansal

/s/ Scott M. Honour	Director	June 30, 2022
Scott M. Honour

/s/ Raph Posner	Director	June 30, 2022
Raph Posner

/s/ Mark M. Anderson	Director	June 30, 2022
Mark M. Anderson

/s/ Scott Smith	Director	June 30, 2022
Scott Smith

/s/ Tony Coelho	Director	June 30, 2022
Tony Coelho

/s/ Michael Bayles	Director	June 30, 2022
Michael Bayles