Form 10-Q
period 2022-03-31
EVO Transportation & Energy Services, Inc.
filed 2023-01-30
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of January 30, 2023, there were 435,200,219 shares of the registrant’s common stock, par value $0.0001, outstanding.

Explanatory Note

We have been delayed in filing this Quarterly Report on Form 10-Q (this “Q1 2022 Quarterly Report”). Immediately following the filing of this Q1 2022 Quarterly Report, we expect to file our Quarterly Report on Form 10-Q for the three months ended June 30, 2022 (the “Q2 2022 Quarterly Report”). Unless otherwise noted, the disclosures in this Q1 2022 Quarterly Report speak as of March 31, 2022 and for the three-month period then ended.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

i

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2022	December 31, 2021
($ in thousands, except share and per share data)
Assets
Current assets
Cash	$16,198	$7,329
Accounts receivable - trade, net	13,061	22,697
Alternative fuels tax credit receivable	341	287
Due from related party	10	10
Prepaids and other current assets	3,787	2,150
Total current assets	33,397	32,473
Non-current assets
Property and equipment, net	26,045	27,962
Goodwill	23,837	23,837
Intangible assets, net	3,954	4,180
Operating lease right-of-use assets, net	8,440	7,155
Finance lease right-of-use assets, net	26,686	24,391
Deposits and other long-term assets	6,324	6,516
Total non-current assets	95,286	94,041
Total assets	$128,683	$126,514
Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$16,689	$16,245
Accrued expenses and other current liabilities	18,735	19,744
Accrued interest - related party	2,220	2,743
Embedded derivative liability	4,585	1,513
Warrant liabilities	15,541	13,784
Advances under factoring arrangements, current portion	9,598	9,073
Current portion of long-term debt	21,829	22,135
Current portion of long-term debt - related party	36,405	33,164
Operating lease liabilities, current portion	3,156	3,045
Finance lease liabilities, current portion	6,866	4,448
Total current liabilities	135,624	125,894
Non-current liabilities
Advances under factoring arrangements, less current portion	4,877	5,202
Long-term debt, less current portion	6,419	7,455
Long-term debt, less current portion - related party	342	4,023
Operating lease liabilities, less current portion	5,120	4,114
Finance lease liabilities, less current portion	21,278	21,790
Deferred tax liability	108	97
Total non-current liabilities	38,144	42,681
Total liabilities	173,768	168,575
Commitments and contingencies (Note 10)
Temporary Equity
Series A Redeemable Convertible Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding, includes accrued and undeclared dividends $143 (March 31, 2022) and $134 (December 31, 2021) liquidation preference $443 (March 31, 2022) and $434 (December 31, 2021)	443	434
Series B Redeemable Convertible Preferred stock, $0.0001 par value; 3,075,000 shares authorized, 2,050,000 shares issued and outstanding, includes accrued and undeclared dividends $1,242 (March 31, 2022) and $1,090 (December 31, 2021) liquidation preference $7,392 (March 31, 2022) and $7,240 (December 31, 2021)	7,392	7,240
Series C Redeemable Preferred stock, $0.0001 par value; 1 share authorized, issued and outstanding (March 31, 2022), includes accrued and undeclared dividends $0 (March 31, 2022) liquidation preference $0 (March 31, 2022)	—	—
Redeemable common stock, at redemption value; 2,240,000 (March 31, 2022 and December 31, 2021)	1,200	1,200
Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,147,945 (March 31, 2022) and 12,973,145 (December 31, 2021) shares issued and outstanding	2	2
Common stock issuable	3,474	4,390
Additional paid-in capital	42,533	32,039
Accumulated deficit	(100,129)	(87,366)
Total stockholders’ deficit	(54,120)	(50,935)
Total liabilities, temporary equity, and stockholders’ deficit	$128,683	$126,514

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2022	2021
Revenue
Trucking	$72,544	$53,952
Other	—	34,758
CNG	41	136
Total revenue	72,585	88,846
Operating expenses
Payroll, benefits and related	32,607	22,955
Purchased transportation	13,316	9,188
Fuel	10,792	5,368
Equipment rent	4,285	2,555
Maintenance and supplies	3,681	2,250
General and administrative	4,066	3,551
Operating supplies and expenses	3,254	4,088
Depreciation and amortization	3,945	3,624
Insurance and claims	1,295	2,586
CNG expenses	27	178
Total operating expenses	77,268	56,343
Operating (loss) income	(4,683)	32,503
Other (expense) income
Interest expense	(9,842)	(4,103)
Change in fair value of embedded derivative liability	(3,072)	788
Change in fair value of warrant liabilities	11,049	3,107
(Loss) gain on extinguishment of debt	(5,318)	534
Total other (expense) income	(7,183)	326
(Loss) income before income taxes	(11,866)	32,829
Provision for income taxes	(897)	(1,606)
Net (loss) income	$(12,763)	$31,223
Earnings per share:
Basic	$(0.36)	$1.06
Diluted	$(0.36)	$0.95
Weighted average shares outstanding:
Basic	35,469,317	29,342,042
Diluted	35,469,317	33,214,707

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 31, 2022

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands, except share data)	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2021	15,213,145	$2	$4,390	$32,039	$(87,366)	$(50,935)
Issuance of common stock - related party	1,174,800	—	(916)	916	—	—
Conversion of Convertible Notes into warrants	—	—	—	9,708	—	9,708
Stock-based compensation expense	—	—	—	31	—	31
Series A Redeemable Preferred stock dividend	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	(12,763)	(12,763)
Balance - March 31, 2022	16,387,945	$2	$3,474	$42,533	$(100,129)	$(54,120)

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

See notes to unaudited condensed consolidated financial statements

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$(12,763)	$31,223
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,945	3,624
Non-cash lease expense	1,043	2,279
Amortization of debt discount and debt issuance costs	2,645	230
Deferred income taxes	11	7
Stock-based compensation expense	31	232
Non-cash interest expense	4,010	2,425
Bad debt expense	13	1
Change in fair value of embedded derivative liability	3,072	(788)
Change in fair value of warrant liabilities	(11,049)	(3,107)
(Gain) loss on extinguishment of debt	5,318	(534)
Changes in assets and liabilities
Accounts receivable - trade	9,623	(5,644)
Alternative fuels tax credit receivable	(54)	819
Due from related party	—	30
Other assets	(1,446)	(1,595)
Accounts payable	444	(2,798)
Accrued expenses and other current liabilities	(957)	(6,764)
Accrued interest - related party	205	240
Operating lease liabilities	(1,211)	(2,187)
Net cash provided by (used in) operating activities	2,880	17,693
Cash flows from investing activities
Purchases of equipment	(13)	(72)
Net cash provided by (used in) investing activities	(13)	(72)
Cash flows from financing activities
Payments of principal on debt	(1,174)	(1,283)
Proceeds from issuance of debt - related party	9,625	—
Payments of principal on debt - related party	(78)	(18,363)
Payment of prepayment penalty fees - related party	—	(777)
Advances from factoring arrangements	64,710	59,621
Payments on factoring arrangements	(64,904)	(65,919)
Payments on finance lease liabilities	(2,177)	(1,257)
Net cash provided by (used in) financing activities	6,002	(27,978)
Net increase (decrease) in cash	8,869	(10,357)
Cash - beginning of year	7,329	26,644
Cash - end of year	$16,198	$16,287

Supplemental disclosures of cash flow information:
Income tax paid	$—	$29
Interest paid	$1,472	$65

Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$4,084	$356
Right-of-use assets obtained in exchange for operating lease liabilities	$2,327	$-
Fair value of warrants and common stock issued in connection with financing arrangements	$9,708	$2,140

See notes to unaudited condensed consolidated financial statements.

7

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

EVO Transportation & Energy Services, Inc. is a transportation provider serving the United States Postal Service (“USPS”) and other customers. We believe EVO is one of the largest surface transportation companies serving the USPS, with a diversified fleet of tractors, straight trucks, and other vehicles that currently operate on either diesel fuel or compressed natural gas (“CNG”). In certain markets, we fuel our vehicles at one of our three CNG stations that serve other customers as well. We are actively engaged in reducing CO2 emissions by operating on CNG, pursuing opportunities to use other alternative fuels, and by optimizing the routing efficiency of our operations to reduce fuel usage. In connection with providing our mail transportation and delivery services to the USPS and our freight services to other corporate customers, we outsource the transportation of certain loads to third-party carriers. We operate from our headquarters in Phoenix, Arizona and from 9 main terminals located throughout the United States.

We have grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers.

Going Concern

As of March 31, 2022, the Company had a cash balance of $16.2 million, a working capital deficit of $102.2 million, stockholders’ deficit of $54.1 million, and material debt and lease obligations of $115.9 million, which include term loan borrowings under a financing agreement with Antara Capital. During the three months ended March 31, 2022, the Company reported cash provided by operating activities of $2.9 million and a net loss of $12.8 million.

The following significant transactions and events affecting the Company’s liquidity occurred during the three months ended March 31, 2022:

•
On March 11, 2022, the Company obtained a Bridge Loan in the amount of $9.0 million from Antara Capital and Executive Loans in the aggregate amount of $0.8 million, both as described in Note 5, Debt. Pursuant to the Bridge Loan Agreement, on March 11, 2022, Antara Capital appointed Michael Bayles, a former member of the Company’s board of directors (the “Board”) and a former officer of the Company, as a member of the Company's Board, effective immediately. Mr. Bayles was appointed to fill a newly-created vacancy on the Board.
•
On March 11, 2022, and pursuant to the Bridge Loan Agreement, the Company filed a Certificate of Designations of Series C Non-Participating Preferred Stock with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to one share of Series C Preferred Stock, and issued to Antara Capital one share of Series C Preferred Stock.

Under the Certificate of Designations, prior to Bridge Loan Triggering Event and following the Bridge Loan Discharge Date, the holder of Series C Preferred Stock will have no voting rights except as otherwise required by law. Under the Certificate of Designations, upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, the holder of Series C Preferred Stock will vote together with the holders of the Company's common stock as a single class on any Shareholder Matter, and the holder of Series C Preferred Stock will be entitled to cast a number of votes on any Shareholder Matter equal to the total number of votes of all non-holders of Series C Preferred Stock entitled to vote on any such Shareholder Matter plus 10. In addition, the Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series C Preferred Stockholders’ voting or board-appointment rights under the Certificate of Designations will require the consent of the Series C Majority.

In addition, the Certificate of Designations grants the Series C Majority the exclusive right, voting separately as a class, to elect or appoint (i) prior to a Bridge Loan Triggering Event, one director to the Board (who shall, unless the majority of the Series C Preferred Stock elects otherwise in its sole discretion, also serve as a member of each Board committee) and (ii) upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, a majority of the members of the Board.

•
On March 11, 2022, the Company entered into amendments to certain secured convertible promissory notes in the aggregate principal amount of $9.5 million to permit immediate conversion of those notes, and the holders representative converted those notes into warrants to purchase 7,533,750 shares of common stock of the Company at an exercise price of $0.01 per share.

The following significant transactions and events affecting the Company’s liquidity occurred following the three months ended March 31, 2022:

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

•
On May 31, 2022, the Company, Antara Capital and the Executive Lenders entered into a Loan Extension Agreement that extended the Bridge Loan maturity date from May 31, 2022 to June 30, 2022 and the Executive Loans maturity date from June 3, 2022 to July 7, 2022.
•
On June 30, 2022, the Company, Antara Capital and the Executive Lenders entered into a Second Extension Agreement that extended the Bridge Loan maturity date from June 30, 2022 to July 8, 2022 and the Executive Loans maturity date from July 7, 2022 to July 15, 2022.
•
On July 8, 2022, the Company, Antara Capital and the Executive Lenders entered into a Third Extension Agreement that extended the Bridge Loan maturity date from July 8, 2022 to July 15, 2022 and the Executive Loans maturity date from July 15, 2022 to July 22, 2022. In addition, the Third Extension Agreement stipulated that on or before July 13, 2022, the Board of Directors of the Company shall have duly approved and filed with the Secretary of State of the State of Delaware a Certificate of Designation to evidence the issuance of a new series of Series D Non-Participating Preferred Stock, $0.0001 par value that will, upon issuance, entitle Antara Capital (in its capacity as sole holder of the Series D Non-Participating Preferred Stock) to vote such number of votes per share that will allow Antara Capital to exercise 51% of the voting capital stock of the Company.
•
On July 13, 2022, and pursuant to the Third Extension Agreement dated July 8, 2022, the Company filed a Certificate of Designations of Series D Non-Participating Preferred Stock with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to one share of Series D Non-Participating Preferred Stock. Under the Certificate of Designations, prior to a Bridge Loan Triggering Event and on and following the "Bridge Loan Discharge Date, the holders of Series D Non-Participating Preferred Stock will vote together with the holders of the Company's common stock as a single class on any Shareholder Matter, and the holders of Series D Non-Participating Preferred Stock will be entitled to cast a number of votes on any Shareholder Matter equal to the total number of votes of all non-holders of Series D Non-Participating Preferred Stock entitled to vote on any such Shareholder Matter plus 10. From the occurrence of a Bridge Loan Triggering Event to (but excluding) the Bridge Loan Discharge Date, the holders of Series D Non-Participating Preferred Stock (in their capacity as such) will have no voting rights except as otherwise required by law.

The issuance of one share of Series D Non-Participating Preferred Stock to Antara Capital on July 13, 2022 resulted in a change of control of the Company, with Antara Capital having voting control on Shareholder Matters. The consideration for the issuance of Series D Non-Participating Preferred Stock to Antara Capital was Antara Capital's agreement to enter into the Third Extension Agreement, and the Company did not receive any cash consideration.

•
On July 15, 2022, the Company, Antara Capital and the Executive Lenders entered into a Fourth Extension Agreement that extended the Bridge Loan maturity date from July 15, 2022 to August 15, 2022 and the Executive Loans maturity date from July 22, 2022 to August 22, 2022.
•
On August 12, 2022, the Company, Antara Capital and the Executive Lenders entered into a Fifth Extension Agreement that extended the Bridge Loan maturity date from August 15, 2022 to September 15, 2022 and the Executive Loans maturity date from August 22, 2022 to September 22, 2022.
•
On September 8, 2022, the Company, Antara Capital and the Executive Lenders, in contemplation of the Securities Purchase Agreement discussed below, entered into a Sixth Extension Agreement that extended the Bridge Loan maturity date from September 15, 2022 to December 29, 2023 and the Executive Loans maturity date from September 22, 2022 to January 5, 2024.
•
On September 8, 2022, the Company and Antara Capital entered into a Securities Purchase Agreement and consummated certain transactions involving the recapitalization of the Company. This includes the sale and issuance of new equity by the Company and the cancellation of certain indebtedness in exchange for equity of the Company and or its subsidiaries (collectively the “Recapitalization Transactions”). In connection with the Recapitalization Transactions, Antara Capital agreed to pay the Company $13.5 million to purchase 341,566,839 warrants to purchase common stock and 1 share of convertible preferred stock in EVO Holding Company, LLC (“EVO Holding”) (the “Preferred Interest”). Upon exercise of the warrants Antara Capital will own approximately 64% of the Company on a fully diluted basis. The Preferred Interest is convertible into 99% of the common membership interests of EVO Holding, if the Company fails to meet certain financial conditions, at Antara Capital’s election during the Conversion Period, defined in Note 12, Subsequent Events, under the heading “Amended and Restated Limited Liability Company Operating Agreement.” EVO Holding maintains the Company’s ownership interests in the Ritter Companies, which provide a material portion of our Trucking revenue. During the three months ended March 31, 2022 and 2021, the Ritter Companies provided approximately 19% of our Trucking

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

revenue. Refer to Note 12, Subsequent Events, for further discussion regarding the Recapitalization Transactions and the rights and privileges surrounding the Preferred Interest.

Despite the occurrence of the Recapitalization Transactions, the Company believes its existing cash, together with any positive cash flows from operations, may not be sufficient to support working capital and capital expenditure requirements for the next 12 months, and the Company may be required to seek additional financing from outside sources.

In evaluating the Company’s ability to continue as a going concern and its potential need to seek additional financing from outside sources, management also considered the following conditions:

•
The counterparty to the Company’s accounts receivable factoring arrangement is not obligated to purchase the Company’s accounts receivable or make advances to the Company under such arrangement;
•
The Company is currently in default on certain of its debt obligations (Refer to Note 5, Debt, for further discussion); and
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

Refer to Notes 4 and 5 for further information regarding the Company’s factoring and debt obligations. Refer to Note 12, Subsequent Events, for further information regarding changes in the Company’s debt obligations and liquidity subsequent to March 31, 2022.

Seasonality

Results of operations generally follow seasonal patterns in the transportation industry. Freight volumes in the first quarter are typically lower due to less consumer demand, consumers reducing shipments following the holiday season, and inclement weather. At the same time, operating costs generally increase, and tractor productivity decreases during the winter months due to decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs due to higher accident frequency from harsh weather. Combined, these factors typically result in lower operating profitability as compared to other periods. Further, during the fourth quarter, the Company typically experiences surges pertaining to online holiday shopping, the length of the holiday season (shopping days between Thanksgiving and Christmas), and holiday surge pricing on USPS contracts.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s December 31, 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Reclassification

Certain reclassifications have been made to prior period's financial information to conform to the current period presentation.

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

The following table presents the computation of basic and diluted earnings (loss) per share (amounts in thousands, except share data):

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$(12,763)	$31,223
Accrued and undeclared preferred stock dividends in arrears	(161)	(161)
Net income (loss) available to common stockholders - numerator for basic EPS	(12,924)	31,062
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	—	202
Redeemable Series A Preferred stock	—	9
Redeemable Series B Preferred stock	—	152
Subtotal	—	363
Adjusted net income (loss) available to common stockholders - numerator for diluted EPS	$(12,924)	$31,425

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	35,469,317	29,342,042
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	—	1,531,634
Redeemable Series A Preferred stock	—	132,647
Redeemable Series B Preferred stock	—	2,208,384
Subtotal	—	3,872,665
Denominator for diluted EPS - adjusted weighted average common shares outstanding	35,469,317	33,214,707
Basic EPS	$(0.36)	$1.06
Diluted EPS	$(0.36)	$0.95

The following table presents the potentially dilutive shares that were excluded from the computation of diluted earnings (loss) per share of common stock attributable to common stockholders, because either their effect was anti-dilutive or they are contingently issuable shares that were not issuable assuming the end of the reporting period was the end of the contingency period:

	Three Months Ended March 31,
	2022	2021
Stock options	10,905,711	9,539,249
Warrants	12,606,255	12,606,255
Common stock to be issued upon conversion of $4.0 million Secured Convertible Promissory Notes	122,204	—
Common stock to be issued upon conversion of Redeemable Series A Preferred stock	147,606	—
Common stock to be issued upon conversion of Redeemable Series B Preferred stock	2,463,932	—
Common stock to be issued upon conversion of four convertible promissory notes with an aggregate principal amount of $9.5 million	—	7,437,500
Common stock and warrant to be issued for purchase of fixed assets	2,348,000	2,348,000
Total	28,593,708	31,931,004

Revenue Recognition

In accordance with ASC 606-10-50, the Company disaggregates Trucking revenue from contracts with its customers between USPS revenue and Freight revenue as follows:

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

($ in thousands)	For the Three Months Ended March 31,
	2022	2021
USPS revenue	$64,913	$47,151
Freight revenue	5,781	6,561
Other revenue	1,850	240
Total Trucking revenue	$72,544	$53,952

United States Postal Service Settlement

On January 19, 2021, the Company and the USPS entered into a settlement agreement whereby the USPS agreed to pay approximately $7.1 million to one of the Company’s subsidiaries as additional compensation for transportation services provided to the USPS under certain DRO contracts. Subsequently, on February 19, 2021, the Company and the USPS entered into an additional settlement agreement whereby the USPS agreed to pay approximately $17.5 million to certain other Company subsidiaries as additional compensation for transportation services provided to the USPS under other DRO contracts. In connection with the settlement agreements, the Company and the USPS agreed to make certain adjustments to the Company’s DRO contracts, including rate adjustments effective for the fourth quarter of 2020 and future periods. As a result of those adjustments, the USPS agreed to pay an additional $3.8 million to the Company for transportation services provided in the fourth quarter of 2020. The USPS has made all payments associated with these settlement agreements and they were received by the Factor (as defined in Note 4, Factoring Arrangements) on behalf of the Company during the first quarter of 2021. In addition, amounts totaling $6.3 million that were previously paid by the USPS to the Company during 2020 became subject to the terms of the settlement agreements and were recognized as a deferred gain as of December 31, 2020. All aforementioned amounts totaling $34.8 million were recognized as other revenue during the first quarter of 2021 in the consolidated statement of operations. Such amounts are for transportation services provided during 2020 and prior years, are not subject to refund, and are not contingent upon the Company providing future transportation services.

Segment Reporting

The Company uses the "management approach" to determine its operating and reportable segments. The management approach focuses on the financial information that the Company's chief operating decision maker uses to evaluate performance and allocate resources to the Company's operations. Historically, the Company had two reportable segments—Trucking and CNG Fueling Stations. Effective January 1, 2022, the Company determined that its business operates as one reportable segment because: a) the Company measures profit and loss as a whole; b) the principal decision makers do not review information based on any operating segment; c) the Company has not chosen to organize its business around different products and services; d) the Company has not chosen to organize its business around geographic areas; and e) the revenues, profits, assets and liabilities of the CNG Fueling Stations are immaterial for all periods presented.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance on January 1, 2022 did not have a material impact on the Company’s consolidated financial statements.

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

Note 2 - Balance Sheet Disclosures

Goodwill consists of the following:

($ in thousands)	March 31, 2022	December 31, 2021
Beginning balance	$23,837	$23,837
Acquisitions	—	—
Impairment	—	—
	$23,837	$23,837

Intangible assets consist of the following:

	March 31, 2022			December 31, 2021
($ in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$4,604	$(2,202)	$2,402	$4,604	$(2,063)	$2,541
Trade names	2,416	(987)	1,429	2,416	(917)	1,499
Non-competition agreements	325	(202)	123	325	(185)	140
	$7,345	$(3,391)	$3,954	$7,345	$(3,165)	$4,180

Amortization expense for the three months ended March 31, 2022 and 2021, was $0.2 million and $0.2 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 7.9 years as of March 31, 2022, of which the weighted-average remaining useful life for the customer relationships was 8.0 years, for the trade names was 8.3 years, and for the non-competition agreements was 2.0 years.

Note 3 - Related Party Transactions

Accounts Payable – Related Party

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by one of the Company’s officers. Under the agreement, the Company pays a monthly fee for this technology based on the number of devices installed across the Company’s fleet. During the three months ended March 31, 2022 and 2021, the Company recognized expense of approximately $0 and $0.2 million, respectively, related to this software technology, and there was $0 and $0.1 million owed as of March 31, 2022 and December 31, 2021, respectively.

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $2.2 million and $2.7 million as of March 31, 2022, and December 31, 2021, respectively.

Off Balance Sheet Arrangements - Collateral Security Pledge Agreement

On January 2, 2019 the Company acquired all of the outstanding equity interests in Sheehy Mail Contractors, Inc. ("Sheehy"). Sheehy is engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities. On January 31, 2019, the Company entered into a letter agreement with Sheehy Enterprises, Inc. (“SEI”) to satisfy the Sheehy captive insurance security deposit requirement for 2019 (see Note 10, Commitments and Contingencies – Off Balance Sheet Arrangements – Captive Insurance). The letter agreement references a Collateral Security Pledge Agreement among SEI, Sheehy and the insurance captive (“CSPA”). Under the CSPA, SEI has pledged a total of $0.9 million in cash and investments held in the SEI captive insurance member account. The pledged collateral remains the exclusive property of SEI and any interest earned on the pledged

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

collateral during the term of the agreement will accrue exclusively to the benefit of SEI. The Company has no claim to the pledged collateral or any accrued interest. The letter agreement expired on March 1, 2020, however, the CSPA requires the consent of the Company in order for it to be terminated and the Company has not to date granted its consent. On September 27, 2022, Sheehy agreed to pledge $0.8 million in cash collateral to the insurance captive on or before March 1, 2024 and SEI agreed to continue its collateral pledge until that time (see Note 12, Subsequent Events – Sheehy Settlement Agreement).

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

For information regarding additional related-party transactions, see Note 5, Debt, Note 6, Stockholders’ Deficit and Warrants, and Note 12, Subsequent Events.

Note 4 – Factoring Arrangements

Certain of the Company’s wholly-owned subsidiaries have entered into accounts receivable factoring arrangements with a financial institution (the “Factor”) with termination dates that started in September 2021 but automatically renew for successive one-year periods (absent either party's written election to terminate, which has not occurred). Pursuant to the terms of the agreements, each factoring subsidiary, from time to time, sells to the Factor certain of its accounts receivable balances on a recourse basis for credit-approved accounts. The Factor remits 95% of the contracted accounts receivable balance for a given month to the factoring subsidiary (the “Advance Amount”) with the remaining balance, less fees, to be forwarded once the Factor collects the full accounts receivable balance from the factoring customer.

For long-term contracts with credit worthy customers, the Factor may advance, at their discretion, unearned future contract amounts. Unearned advances are secured by all factored contract cash receipts of the factoring subsidiaries, which are remitted directly to the Factor by the customer. Earned and unearned components included in Advances from factoring arrangement are as follows:

($ in thousands)	March 31, 2022	December 31, 2021
Purchased accounts receivable	$8,020	$7,390
Unearned future contract advances	6,455	6,885
Total	$14,475	$14,275

On March 9, 2021, the Company and the Factor entered into a Letter-of-Intent and Memo of Understanding related to the application of certain proceeds received from the USPS in the first quarter of 2021, arising out of the settlement agreements described in Note 1, Description of Business and Summary of Significant Accounting Policies. Pursuant to the agreement, the parties agreed that the Factor would retain and apply approximately $6.9 million of net proceeds plus funds held in reserve to the outstanding principal amount of the Company’s factoring advances. The parties further agreed that the Company will repay the remaining balance of approximately $6.9 million due under the factoring arrangement in 48 equal monthly installments beginning January 1, 2022 and that the Factor would apply funds held in reserve against the approximately $0.8 million remaining balance of advances made to the Company during September 2020. The parties also agreed to work together to wind down their factoring relationship, including waiver of any applicable termination fees.

The Factor may require, at their discretion at any time, the Company to repay unearned future contract advances or purchased accounts receivable that have not been paid by the customer. Financing costs are primarily comprised of an interest rate of Prime (subject to a 4% floor) plus 2.0% (resulting in rate of 6% as of March 31, 2022 and December 31, 2021). There is also a factor fee of 0.25% of the face amount of the invoice factored and an associated penalty increase for purchased accounts that remain unpaid for 31 days. Total interest and financing fees for factored receivables for the three months ended March 31, 2022 and 2021 were $0.4 million and $0.3 million, respectively. The fees are included in interest expense in the condensed consolidated statements of operations.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 - Debt

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

The Company issued a warrant for 1,500,000 shares of common stock to Antara Capital at an exercise price of $0.01 per share (the “Side Letter Warrant”) subject to the Company's potential acquisition of LoadTrek, a GPS system designed for the trucking industry, owned by a related party. If the Company were to successfully complete an acquisition of certain assets of LoadTrek or meet financial performance metrics set forth in the warrant agreement, all or a portion of the shares underlying the Side Letter Warrant were subject to cancellation. The Company did not acquire the LoadTrek assets and the Side Letter Warrant was subsequently amended to remove the cancellation provision and, therefore, none of the shares underlying the warrant were cancelled.

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

The Company accounted for the Incremental Amendment as a modification of the Financing Agreement. The Company capitalized the estimated fair value of the Antara Warrant 2020 and fees paid to Antara Capital on its balance sheet as a discount on the Incremental Term Loans, which is amortized using the effective interest method into interest expense over the term of the Incremental Term Loans.

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

The Company accounted for the Second Incremental Amendment as a modification of the Financing Agreement. The Company capitalized the fees paid to Antara Capital on its balance sheet as a discount on the Second Incremental Term Loans, which is amortized using the effective interest method into interest expense over the term of the Second Incremental Term Loans.

Waiver and Agreement to Issue Warrant

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Effective March 31, 2020, the Company entered into a Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent, which modified a certain affirmative covenant and waived another affirmative covenant in the Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share as an incentive. The Company accounted for this issuance to Antara Capital as an extinguishment of the existing debt and the execution of a new debt instrument.

Second Amendment to Forbearance Agreement and Omnibus Amendment to Loan Agreement

During October 2020, the Company entered into a second amendment to forbearance agreement and omnibus amendment to loan documents (the “Omnibus Amendment”). The Omnibus Amendment (i) extended the forbearance period until December 31, 2020, (ii) joined EVO Holding as a borrower under the Financing Agreement, (iii) authorized the Company and/or its subsidiaries to incur unsecured indebtedness of up to $10,000,000 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, and (iv) extended the timelines under which the Company and its subsidiaries are required to comply with certain affirmative covenants set forth in the Financing Agreement, Incremental Amendment, and Second Incremental Amendment.

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

The Company accounted for the Omnibus Amendment as a modification of the Financing Agreement. The Company capitalized the estimated fair value of the warrants to purchase 500,000 shares of the voting common stock of the Company at the price of $0.01 per share, the change in fair value resulting from the warrant exchange, and the fees paid to Antara Capital on its balance sheet as an additional discount on the Financing Agreement, which is amortized using the effective interest method into interest expense over the term of the Financing Agreement. The Company recognized the estimated fair value of the 1,174,800 shares of the Company's common stock as interest expense during the first quarter of 2021.

Second Omnibus Amendment to Loan Documents

On December 14, 2020, the Company entered into a second omnibus amendment to loan documents (the “Second Omnibus Amendment”) to, among other things, authorize EVO Holding, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, and Ritter Transportation Systems, Inc., each of which is a subsidiary owned directly or indirectly by the Company, to obtain a Main Street Loan in the amount of up to $17.0 million under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act. Pursuant to the Second Omnibus Amendment, the forbearance period was terminated and the collateral agent and other lenders agreed to waive all existing defaults or events of default under the Financing Agreement that occurred and were continuing as of the date of the Second Omnibus Amendment. The Second Omnibus Amendment also removed or revised certain covenants contained in the Financing Agreement and prior amendments to the Financing Agreement, including the EBITDA-based financial covenant included in the Financing Agreement, and extended the maturity date of the term loans under the Financing Agreement to the date that is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan or the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan, whichever occurs first

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

. Under the Second Omnibus Amendment, interest on the term loans under the Financing Agreement is payable in kind at the rate of 14.5% per annum for the first eight full or partial calendar quarters following the effective date of the Second Omnibus Amendment and is payable in cash, subject to satisfaction of certain unrestricted cash availability requirements, at the rate of 12.0% per annum commencing with the ninth calendar quarter following the effective date. As a result of the Main Street Loan, Second Omnibus Amendment, and related agreements, payment of the principal balance of the term loans is subject and subordinate to the prior payment in full of all obligations under the Main Street Loan. The Company accounted for the Second Omnibus Amendment as a modification of the Financing Agreement.

Main Street Priority Loan Program Facility with Commerce Bank of Arizona, Inc.

On December 29, 2020, EVO Holding, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, and Ritter Transportation Systems, Inc. (collectively, the “Borrowers”), each of which is a subsidiary owned directly or indirectly by the Company, entered into a Loan Agreement dated December 14, 2020 (the “Loan Agreement”) and related documents (together with the Loan Agreement, the “Loan Documents”) for a loan in the amount of up to $17.0 million (the “Main Street Loan”) serviced by Commerce Bank of Arizona, Inc. (the “Bank”) as lender under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act. The Borrowers and the Bank subsequently entered into a Modification Agreement to the Loan Agreement dated December 22, 2020 (the “Modification Agreement”) and a Second Modification Agreement to the Loan Agreement dated December 23, 2020 (the “Second Modification Agreement”). During the first quarter of 2021, the Borrowers used all of the net proceeds of the Main Street Loan to refinance a portion of the amount outstanding under the Financing Agreement discussed above under the caption “Forbearance Agreement and Incremental Amendment to Financing Agreement” and to pay related prepayment premiums.

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

In connection with the Main Street Loan, the Company contributed 100% of the issued and outstanding equity of Environmental Alternative Fuels, LLC (“EAF”) to EVO Holding with the consent of Danny Cuzick as the holder of certain previously disclosed promissory notes that are secured in part by the assets of EAF. In consideration of Danny Cuzick’s consent to the contribution, the Company agreed to (a) indemnify Danny Cuzick for up to $0.5 million in connection with Danny Cuzick’s guaranty of certain obligations of the Company and its subsidiaries to Mercedes-Benz Financial Services USA LLC and (b) issue to Danny Cuzick a warrant (the “Cuzick Warrant”) to purchase up to 1,000,000 shares of common stock of the Company at the cost of $0.01 per share. Danny Cuzick is a member of the Company’s Board. The Company capitalized the estimated fair value of the Cuzick Warrant on its balance sheet as a discount on the Main Street Loan, which is amortized using the effective interest method into interest expense over the term of the Main Street Loan.

Bridge Loan and Executive Loans

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On March 11, 2022, the Company and certain subsidiary guarantors of the Company entered into a Senior Secured Loan and Executive Loan Agreement (the "Bridge Loan Agreement") with Antara Capital and each of Thomas J. Abood, the Company's chief executive officer, Damon R. Cuzick, the Company's chief operating officer, Bridgewest Growth Fund LLC, an entity affiliated with Billy (Trey) Peck Jr., the Company's executive vice president - business development, and Batuta Capital Advisors LLC ("Batuta" and together with Mr. Abood, Mr. Cuzick, and Bridgewest Growth Fund LLC, the "Executive Lenders"), an entity affiliated with Alexandre Zyngier, a member of the Company's board of directors.

Pursuant to the Bridge Loan Agreement, the Company borrowed $9 million (the "Bridge Loan") from Antara Capital and had the ability to borrow up to an additional $3 million from Antara Capital prior to May 31, 2022, and also borrowed $0.8 million (the "Executive Loans") from the Executive Lenders. $0.2 million of the amount the Company borrowed from the Executive Lenders was borrowed in exchange for Batuta's surrender of a Secured Convertible Note in the principal amount of $0.2 million dated August 8, 2018 that Batuta previously purchased from Dane Capital Fund LP. The Bridge Loan bears interest at 14% per annum and has a maturity date of the earlier of (i) demand by Antara Capital at any time prior to the date on which a collateral agent designated by Antara Capital has been granted a valid and enforceable, perfected, first priority lien on the collateral described in the Bridge Loan Agreement, subject only to permitted liens, on terms reasonably acceptable to Antara Capital, and (ii) May 31, 2022. The Executive Loans bear interest at 14% per annum and have a maturity date of June 3, 2022 (although all payments in respect of the Executive Loans are subordinated in right and time of payment to all payments in respect of the Bridge Loan). Interest on the Bridge Loan and Executive Loans will accrue until the principal balances are repaid. No principal and interest payments are due until maturity. Refer to Note 12, Subsequent Events, for discussion regarding the extensions of the original maturity dates for the Bridge Loan and the Executive Loans, and the subsequent assignment of certain amounts owed to Antara Capital.

In the event of a default, the lenders have the right to terminate their obligations under the Bridge Loan Agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. As defined in the Bridge Loan Agreement, events of default include, but are not limited to: failure by the Company to pay any amount due under the Bridge Loan Agreement when due; default by the Company or any of its subsidiaries for failure to pay amounts due and payable under any indebtedness in an amount in excess of $0.1 million if the effect of such default is to accelerate the maturity of any such indebtedness; and any representation or warranty made in connection with the Bridge Loan Agreement being materially false.

In connection with the Bridge Loan Agreement, and as a condition to the Company drawing the Bridge Loan pursuant to the Bridge Loan Agreement, on March 11, 2022, the Company granted Antara Capital 11,969,667 warrants to purchase Company common stock at an exercise price of $0.01 per share and granted the Executive Lenders an aggregate of 1,097,219 warrants to purchase Company common stock at an exercise price of $0.01 per share (collectively, the "Bridge Loan Warrants"), subject to certain adjustments. Each Bridge Loan Warrant may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance. The estimated fair value of the liability-classified Bridge Loan Warrants upon issuance was $12.8 million and a) the Company capitalized $9.6 million on its balance sheet as a discount on the Bridge Loan and Executive Loans, which is amortized into interest expense over the term of the Bridge Loan and Executive Loans; b) the Company immediately recorded $2.9 million as interest expense, which represents the estimated fair value of the Bridge Loan Warrants in excess of the principal due on the Bridge Loan and Executive Loans; and c) the Company recorded a $0.2 million loss on extinguishment of the Batuta Secured Convertible Note.

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

The Company accounted for the Convertible Note Amendments as an extinguishment of the existing debt and the execution of a new debt instrument. As a result, the Company recorded a $5.2 million loss on extinguishment of debt, which represents the $9.0

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

million estimated fair value of the amended Convertible Notes in excess of the $3.8 million carrying value of the original Convertible Notes. The Company accounted for the issuance of the Convertible Note Warrants as an extinguishment of the new debt instrument. As a result, the Company recorded the $9.0 million carrying value of the amended Convertible Notes and the $0.7 million of accrued interest as an increase in additional paid-in capital.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Debt (with unrelated parties) consists of:

($ in thousands)	March 31, 2022		December 31, 2021
(a) Main Street Loan	$17,552	(1)	$17,552	(2)
(b) $1.3 million note payable	508		544
(c) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	306		538
(d) $0.3 million note payable	55		74
(e) Thunder Ridge supplier advance	822		833
(f) Various notes payable acquired from JB Lease	444		564
(g) $0.8 million note payable	543		604
(h) $3.8 million note payable	1,489		1,703
(i) Failed sale-leaseback obligations	4,829		5,131
(j) Notes payable to three financing companies	1,589		1,704
(k) Finkle equipment notes	1,226		1,535
Total before debt issuance costs and debt discount	29,363		30,782
Debt issuance costs	(860)		(919)
Debt discount	(255)		(273)
	28,248		29,590
Less current portion	(21,829)		(22,135)
Long-term debt, less current portion	$6,419		$7,455

(1) Classified as a current liability as of March 31, 2022 due to the existence of one or more covenant violations.

(2) Classified as a current liability as of December 31, 2021 due to the existence of one or more covenant violations.

(a)
Main Street Loan

The $17.6 million loan bears interest at a rate equal to 3% percent per year plus the LIBOR Index. Beginning December 14, 2022, the Borrowers must make quarterly interest payments, and the Borrowers must make payments equal to 15% of the face amount of the principal balance plus capitalized interest on each of December 14, 2023 and December 14, 2024. The entire outstanding principal balance, together with all accrued and unpaid interest, is due and payable in full on December 14, 2025.

The Company classified the $17.6 million unpaid principal balance, which includes $0.6 million of capitalized interest, as a current liability as of March 31, 2022 and December 31, 2021 due to the existence of one or more covenant violations. As of March 31, 2022 and December 31, 2021, the unamortized debt discount was $0.3 million and $0.3 million, respectively, and the unamortized debt issuance costs were $0.9 million and $0.9 million, respectively.

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

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company is required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. During the three months ended March 31, 2022, the Company incurred $0 and paid $0 in liquidated damages to noteholders. During the three months ended March 31, 2021, the Company incurred $0.1 million and paid $0 in liquidated damages to noteholders.

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

Pursuant to the March 2022 Bridge Loan Agreement, the Company borrowed $9 million from Antara Capital and also borrowed $0.8 million from the Executive Lenders. $0.2 million of the amount the Company borrowed from the Executive Lenders was borrowed in exchange for Batuta's surrender of a Secured Convertible Note in the principal amount of $0.2 million dated August 8, 2018, which the Company accounted for as the extinguishment of the $0.2 million Secured Convertible Note.

(d)
$0.3 million note payable

The $0.3 million note payable was issued during November 2018, with interest at 3% and a maturity date of October 2022. The note calls for quarterly principal payments on January, April, July, and October 1st of $18,750 plus the related accrued interest.

(e)
Thunder Ridge supplier advance

Thunder Ridge signed an agreement with a supplier on August 31, 2017, in which $1.0 million was advanced to Thunder Ridge during 2017. The advance bears interest at 8.5%, is collateralized by substantially all of Thunder Ridge’s assets, is guaranteed by a member of management, and has a July 2022 maturity date. Refer to Note 12, Subsequent Events, for discussion regarding the restructuring of the Thunder Ridge supplier advance.

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

(h)
$3.8 million note payable

The $3.8 million note payable to a financing company was issued January 23, 2019, with interest at 10.1% per annum and a maturity date of February 23, 2024. The note is collateralized by certain equipment and guaranteed by a member of management.

(i)
Failed sale-leaseback obligations

Certain notes payable acquired from Sheehy were payable to a bank with interest rates of 4.35% to 4.375% per annum and were scheduled to mature between September 2020 and December 2021. During September 2020, the Company sold certain assets that are collateral for the notes payable to a third party for aggregate proceeds of $0.7 million, used such proceeds to extinguish the notes payable, and entered into a lease agreement with the third party under which the Company agreed to lease back the assets. In addition, during 2021 the Company entered into five sale-leaseback arrangements to provide approximately $5.2

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

million in cash proceeds for previously purchased equipment. Because these lease backs are classified as finance leases, the Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transactions as failed sale-leasebacks whereby the Company continues to depreciate the assets and recorded financing obligations for the consideration received from the buyer-lessor. No gain or loss was recognized on these transactions. Refer to Note 12, Subsequent Events, for discussion regarding the refinancing of two failed sale-leaseback obligations.

(j)
Notes payable to three financing companies

Notes payable to three financing companies issued in February and October 2019 and the fourth quarter of 2021 with maturity dates in March 2023, October 2024 and the fourth quarter of 2025, respectively. The interest rates range from 4.5% to 8.94%, and the notes are collateralized by certain equipment.

(k)
Finkle equipment notes

Equipment notes payable with interest rates ranging from 5.2% to 11.8% and maturity dates between May 2020 and September 2025. The notes are collateralized by equipment.

Debt (with related parties) consists of:

($ in thousands)	March 31, 2022		December 31, 2021
(a) Antara Financing Agreement	$19,383	(1)	$18,697	(2)
(b) Four promissory notes with an aggregate principal amount of $9.5 million	—		9,500
(c) Bridge loan and Executive loans	9,825		—
(d) $3.8 million senior promissory note	3,800	(1)	3,800	(2)
(e) $4.0 million promissory note	4,000	(1)	4,000	(2)
(f) $2.5 million promissory note - stockholder	1,446		1,506
(g) $6.4 million promissory note - stockholder	6,354		6,361
(h) Notes payable acquired from Ritter	388		399
Total before debt issuance costs and debt discount	45,196		44,263
Debt issuance costs	(17)		(18)
Debt discount	(8,432)		(7,058)
	36,747		37,187
Less current portion	(36,405)		(33,164)
Long-term debt, less current portion - related party	$342		$4,023

(1) Classified as a current liability as of March 31, 2022 due to the existence of one or more covenant violations.

(2) Classified as a current liability as of December 31, 2020 due to the probability of recurrence of covenant violations, other than the EBITDA-based covenant, during 2021.

(a)
Antara Financing Agreement

The $19.4 million of Term Loans bear interest at 14.5% per annum. The maturity date is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan (March 15, 2026) or the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan, whichever occurs first. Beginning with the Omnibus Amendment and ending on December 14, 2020, interest was paid in kind at a rate of 17% per annum. Beginning December 14, 2020, interest on the Term Loans is payable in kind at 14.5% per annum for the first eight full or partial calendar quarters following December 14, 2020 and is payable in cash at the rate of 12.0% per annum commencing with the ninth calendar quarter following the effective date. All outstanding principal and interest is due on the maturity date.

The Company classified the $19.4 million and $18.7 million unpaid principal balances, which include capitalized interest, as current liabilities as of March 31, 2022 and December 31, 2021, respectively, due to the existence of one or more covenant violations. As of March 31, 2022 and December 31, 2021, the unamortized debt discount was $0.9 million and $1.0 million, respectively.

(b)
Four promissory notes with an aggregate principal amount of $9.5 million

The four promissory notes were issued to the former EAF members with interest at 1.5%, issued February 1, 2017, and mature February 1, 2026. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. These promissory notes were convertible into 7,000,000 shares

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

of the Company's common stock. The holder’s conversion option was limited on a monthly basis to the number of shares of common stock equal to 10% of the thirty (30) day average trading volume of shares of common stock during the prior calendar month. Further, $35,000 was the minimum amount of principal or capitalized interest the holder must convert per conversion.

Refer to the discussion above regarding the Convertible Note Amendments, dated March 11, 2022, which resulted in the extinguishment of the four promissory notes due to their conversion into the Convertible Note Warrants. As of March 31, 2022 and December 31, 2021, the unamortized debt discount was $0 and $5.8 million, respectively.

(c)
Bridge Loan and Executive Loans

On March 11, 2022, the $9 million Bridge Loan was issued to Antara Capital and the $0.8 million Executive Loans were issued to the Executive Lenders. The Bridge Loan bears interest at 14% per annum and has an original maturity date of the earlier of (i) demand by Antara Capital at any time prior to the date on which a collateral agent designated by Antara Capital has been granted a valid and enforceable, perfected, first priority lien on the collateral described in the Bridge Loan Agreement, subject only to permitted liens, on terms reasonably acceptable to Antara Capital, and (ii) May 31, 2022. The Executive Loans bear interest at 14% per annum and have an original maturity date of June 3, 2022 (although all payments in respect of the Executive Loans are subordinated in right and time of payment to all payments in respect of the Bridge Loan). Interest on the Bridge Loan and Executive Loans will accrue until the principal balances are repaid. No principal and interest payments are due until maturity. Refer to Note 12, Subsequent Events, for discussion regarding the extensions of the original maturity dates for the Bridge Loan and the Executive Loans, and the subsequent assignment of certain amounts owed to Antara Capital.

(d)
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

Also in connection with the Financing Agreement and as consideration for the subordination of the subordinated promissory note and the promissory note described below, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.2 million. As of March 31, 2022 and December 31, 2021, the remaining unamortized debt discount was $0.1 million and $0.1 million, respectively. The Company classified the $3.8 million unpaid principal balance as a current liability as of March 31, 2022 and December 31, 2021 due to the existence of one or more covenant violations. Refer to Note 12, Subsequent Events - Creditor Exchange Agreements, for discussion regarding the exchange of the promissory note for warrants and a new promissory note.

(e)
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

Also in connection with the Financing Agreement and as consideration for the subordination of the promissory note and the senior promissory note described above, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the promissory note was $0.3 million. As of March 31, 2022 and December 31, 2021, the remaining unamortized debt discount was $0.1 million and $0.1 million, respectively. The Company classified the $4.0 million unpaid principal balance as a current liability as of March 31, 2021 and December 31, 2021 due to the existence of one or more covenant violations. Refer to Note 12, Subsequent Events - Creditor Exchange Agreements, for discussion regarding the exchange of the promissory note for warrants and a new promissory note.

(f)
$2.5 million promissory note - stockholder

In connection with the Company's June 1, 2018 acquisition of all of the issued and outstanding shares of Thunder Ridge, this $2.5 million promissory note was issued to a stockholder, with interest at 6% (interest in the event of a default at 9%) and a maturity date of the earlier of (a) the date the Company raises $40.0 million in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Trey Peck’s employment with the Company by the Company without cause or by Trey Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge and is also secured by the Thunder Ridge Shares (“TR Shares”). The maturity date of the promissory note has been subsequently amended to extend it to November 30, 2022. Effective with the most recent extension in August 2019, the Company paid Peck approximately $0.15 million in principal and increased the monthly principal payments to $20,000. The note calls for monthly principal payments, with all accrued and unpaid interest due and payable on the maturity date. If the Company fails to repay the amounts outstanding under the note on or before November 30, 2022, then at the option of Peck, the Company shall immediately surrender all right, title and interest in all of the outstanding shares of stock in Thunder Ridge to Peck. Refer to Note 12, Subsequent Events - Creditor Exchange Agreements, for discussion regarding the exchange of the promissory note for warrants and a new promissory note.

(g)
$6.4 million promissory note – stockholder

The $6.4 million promissory note was issued February 2, 2019 to a stockholder, with interest at 9% per annum and an original maturity date of August 31, 2020. The note is collateralized by all of the assets of Ursa and JB Lease. Principal and interest payments commenced June 1, 2019, with a final payment of $6.4 million due at maturity. On August 30, 2019, the note was extended to November 2022. Refer to Note 12, Subsequent Events - Creditor Exchange Agreements, for discussion regarding the exchange of the promissory note for warrants and a new promissory note.

(h)
Notes payable acquired from Ritter

Note payable to a related party that was assumed as a liability in the Ritter acquisition. The note has an interest rate of 7.0% and matures in December 2028.

Note 6 - Stockholders’ Deficit and Warrants

Series C Preferred Stock

On March 11, 2022, and pursuant to the Bridge Loan Agreement, the Company filed a Certificate of Designations of Series C Non-Participating Preferred Stock (the "Certificate of Designations") with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to one share of Series C Preferred Stock, and issued to Antara Capital one share of Series C Preferred Stock.

Dividends

A dividend accrues on the Series C Preferred Stock at a rate of 5% per annum on its liquidation preference. The dividend is payable, if and when declared by the Board of Directors, quarterly in arrears in cash commencing on March 31, 2022. Such dividends begin to accrue as of the date on which the Series C Preferred Stock was issued, and will accrue whether or not declared and whether or not there will be funds legally available for the payment of dividends. The Series C Preferred Stock shall not be entitled to participate in any distributions or payments to the holders of the common stock or any other class of stock of the Company.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Liquidation Preference

The holders of the Series C Preferred Stock are entitled to a liquidation preference of $1.00 per share of Series C Preferred Stock plus any accrued but unpaid dividends upon the liquidation of the Company.

Redemption

The Series C Preferred Stock may be redeemed by the Company on the Bridge Loan Discharge Date at a redemption price equal to $1.00 plus all accrued but unpaid dividends. The redemption rights require the Company to present the Series C Preferred Stock in temporary equity in the accompanying balance sheet.

Voting Rights

Under the Certificate of Designations, prior to a payment default under the Bridge Loan (a "Bridge Loan Triggering Event") and following the date on which all principal and accrued interest (including default interest) payable under the Bridge Loan has been paid-in-full (the date of such payment-in-full, the "Bridge Loan Discharge Date"), the holder of Series C Preferred Stock will have no voting rights except as otherwise required by law. Under the Certificate of Designations, upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, the holder of Series C Preferred Stock will vote together with the holders of the Company's common stock as a single class on any matter presented to the holders of the Company's common stock for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting) or on which such holders of common stock are otherwise entitled to act (each, a "Shareholder Matter"), and the holder of Series C Preferred Stock will be entitled to cast a number of votes on any Shareholder Matter equal to the total number of votes of all non-holders of Series C Preferred Stock entitled to vote on any such Shareholder Matter plus 10. In addition, the Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series C Preferred Stock holders’ voting or board-appointment rights under the Certificate of Designations will require the consent of holders of a majority of the then outstanding (the "Series C Majority") Series C Preferred Stock.

In addition, the Certificate of Designations grants the Series C Majority the exclusive right, voting separately as a class, to elect or appoint (i) prior to a Bridge Loan Triggering Event, one director to the Board (who shall, unless the majority of the Series C Preferred Stock elects otherwise in its sole discretion, also serve as a member of each Board committee) and (ii) upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, a majority of the members of the Board.

Warrants

As further described in Note 5, Debt, the Company issued the following warrants in connection with the Financing Agreement:

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

As further described in Note 5, Debt, in connection with the December 2020 Main Street Loan, the Company contributed 100% of the issued and outstanding equity of EAF to EVO Holding with the consent of Danny Cuzick as the holder of certain previously disclosed promissory notes that are secured in part by the assets of EAF. In consideration of Danny Cuzick’s consent to the contribution, the Company issued to him the Cuzick Warrant to purchase up to 1,000,000 shares of common stock of the Company at the cost of $0.01 per share. Danny Cuzick is a member of the Company’s Board.

As further described in Note 5, Debt, in connection with the March 2022 Bridge Loan Agreement, the Company granted Antara Capital and the Executive Lenders the Bridge Loan Warrants to purchase an aggregate of up to 13,066,886 shares of the Company's common stock at an exercise price of $0.01 per share.

All of the aforementioned warrants are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The following table summarizes such warrants outstanding and exercisable as of March 31, 2022 and December 31, 2021 that are liability-classified.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
March 31, 2022
Outstanding	29,088,886	$0.29	4.7
Exercisable	29,088,886	$0.29
December 31, 2021
Outstanding	16,022,000	$0.52	4.8
Exercisable	16,022,000	$0.52

In addition to the issuance of the aforementioned liability-classified warrants, the Company has issued warrants with different terms that are considered indexed to the Company's common stock and, therefore, are classified in additional paid-in capital and are not required to be measured at fair value at each reporting date. Such warrants include the Convertible Note Warrants issued on March 11, 2022, in connection with the Convertible Note Amendments, to purchase an aggregate of up to 7,533,750 shares of the Company's common stock at an exercise price of $0.01 per share. Refer to Note 5, Debt, for further discussion regarding the Convertible Note Warrants. The following table summarizes such equity-classified warrants outstanding and exercisable as of March 31, 2022 and December 31, 2021.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
March 31, 2022
Outstanding	18,621,458	$1.42	6.0
Exercisable	18,621,458	$1.42
December 31, 2021
Outstanding	11,087,708	$2.37	6.9
Exercisable	11,087,708	$2.37

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Stock-Based Compensation

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

Note 8 – Fair Value Measurements

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

Recurring Fair Value Measurements

The Company’s derivative liability embedded in its Antara Financing Agreement related to the mandatory prepayment feature is measured at fair value using a probability-weighted discounted cash flow model and is classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The liability is presented as an embedded derivative liability on the consolidated balance sheets and is subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other income (expense) in its consolidated statements of operations. The assumptions used in the discounted cash flow model include: (1) management's estimates of the probability and timing of future cash flows and related events; (2) the Company's risk-adjusted discount rate that includes a company-specific risk premium; and (3) the Company's cost of debt.

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

The following table provides a reconciliation for the opening and closing balances of both liabilities for the periods presented:

($ in thousands)	Derivative Liability	Warrant Liabilities
Balance at December 31, 2021	$1,513	$13,784
Issuances	—	12,806
Net change in fair value	3,072	(11,049)
Balance at March 31, 2022	$4,585	$15,541

Balance at December 31, 2020	$2,278	$11,264
Issuances	—	—
Net change in fair value	(788)	(3,107)
Balance at March 31, 2021	$1,490	$8,157

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

The Company’s obligations under its debt agreements are carried at amortized cost. The fair value of the Company’s obligations under its convertible notes and the Term Loans under the Antara Financing Agreement are considered Level 3 liabilities of the fair value hierarchy because fair value was estimated using significant unobservable inputs. The fair value of the Company’s other debt arrangements are considered Level 2 liabilities of the fair value hierarchy because fair value is estimated using inputs other than quoted prices that are observable for the liability such as interest rates and yield curves. The estimated fair value of the Company’s Term Loans under the Antara Financing Agreement was $9.9 million as of March 31, 2022, and its carrying value was $18.4 million as of March 31, 2022. The estimated fair value of the Company’s Term Loans under the Antara Financing Agreement was $9.7 million as of December 31, 2021, and its carrying value was $17.7 million as of December 31, 2021. The carrying value of the Company’s remaining debt obligations approximates fair value, and was $46.6 million and $49.0 million as of March 31, 2022, and December 31, 2021, respectively.

Note 9 – Leases

Related Party Leases

The Company has various lease obligations with related parties for trucks, office space and terminals expiring at various dates through January 2029. During the three months ended March 31, 2022 and 2021 the Company incurred approximately $0.4 million and $0.4 million of related party lease costs, respectively. At March 31, 2022 and December 31, 2021, the Company had the following balances recorded in the condensed consolidated balance sheets related to its lease arrangements with related parties:

($ in thousands)	Classification	March 31, 2022	December 31, 2021
Assets
Operating leases	Right-of-use-asset	$1,784	$2,107

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	569	840

Non-current:
Operating leases	Operating lease liabilities, less current portion	1,093	1,125

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 - Commitments and Contingencies

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets at March 31, 2022 and December 31, 2021. No payments have been made to date.

Except as described above and with respect to claims covered by insurance, there are no other currently pending material legal or governmental proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

PPP Loan

On May 8, 2020, we received a letter from the Select Subcommittee on the Coronavirus Crisis of the U.S. House of Representatives demanding that we return the $10.0 million PPP loan that we applied for and received under the CARES Act in April 2020. We elected not to return the PPP loan proceeds as requested and our PPP loan was subsequently forgiven in July 2021. Also, the United States Small Business Administration ("SBA") has stated that it intends to audit the PPP loan application of any company, like us, that received PPP loan proceeds of more than $2 million. However, we are not currently party to or aware of any contemplated proceeding with the Select Subcommittee, the SBA, or any other governmental authority with respect to our PPP loan.

Long-Term Take-or-Pay Natural Gas Supply Contracts

As of March 31, 2022 and December 31, 2021, the Company had commitments to purchase natural gas on a take-or-pay basis with three vendors. It is anticipated these are normal purchases that will be necessary for sales, and that any penalties for failing to meet minimum volume requirements will be immaterial. As of March 31, 2022 and December 31, 2021, the estimated remaining liability under the take-or-pay arrangements was approximately $0.3 million and $0.2 million, respectively.

Off Balance Sheet Arrangements – Captive Insurance

Prior to the acquisition, Sheehy was self-insured for certain insurance risks with a captive insurance company under SEI. Upon the acquisition of Sheehy from SEI in January 2019, the Company became a member of the captive and Sheehy was transferred to the EVO member account. As a member of the captive, the Company is required to maintain a collateral deposit. The collateral deposit requirement is calculated at the renewal date of March 1st each year and is based on the prior three years of premium experience. The collateral deposit may be satisfied with either cash and/or investment collateral held in the captive or with a letter of credit. SEI agreed to pledge approximately $0.9 million in excess cash and investments held in the captive under the SEI member account to satisfy the Company’s collateral deposit requirement following the Company's acquisition of Sheehy. The letter agreement between the Company and SEI expired on March 1, 2020, however, the underlying Collateral Security Pledge Agreement among the Company, SEI and the captive has not expired and requires the Company’s consent for its amendment. The Company will be responsible for providing sufficient collateral to satisfy the security deposit with the captive if and when it comes to terms with SEI. See Note 3, Related Parties – Off Balance Sheet Arrangements – Collateral Security Pledge Agreement for terms of the agreement. The Company is also responsible for providing any additional collateral that may be requested by the captive. On September 27, 2022, Sheehy agreed to pledge $0.8 million in cash collateral to the insurance captive on or before March 1, 2024 and SEI agreed to continue its collateral pledge until that time (see Note 12, Subsequent Events – Sheehy Settlement Agreement).

Letter of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting an EAF CNG station to its existing infrastructure at no

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $0.1 million minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $0.5 million, which amount may decrease annually during the term of the agreement and was equal to $0.2 million as of March 31, 2022 and December 31, 2021.

Note 11 - Income Taxes

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

Note 12 - Subsequent Events

Bridge Loan and Executive Loans

On May 31, 2022, the Company, Antara Capital, and the Executive Lenders entered into a Loan Extension Agreement pursuant to which the maturity date of the Bridge Loan was extended from May 31, 2022 to June 30, 2022 and the Executive Loans maturity date from June 3, 2022 to July 7, 2022. Also on May 31, 2022, Danny Cuzick and Scott Wheeler resigned from the Company's Board, and the Board appointed Raph Posner and Chetan Bansal, both of whom are employees of Antara Capital, to serve as members of the Board. In connection with his resignation from the Board, Danny Cuzick and the Company entered into a board observer agreement whereby the Company appointed Danny Cuzick as a non-voting Board observer.

On June 30, 2022, the Company, Antara Capital and the Executive Lenders entered into a Second Extension Agreement that extended the Bridge Loan maturity date from June 30, 2022 to July 8, 2022 and the Executive Loans maturity date from July 7, 2022 to July 15, 2022.

On July 8, 2022, the Company, Antara Capital and the Executive Lenders entered into a Third Extension Agreement that extended the Bridge Loan maturity date from July 8, 2022 to July 15, 2022 and the Executive Loans maturity date from July 15, 2022 to July 22, 2022. In addition, the Third Extension Agreement stipulated that on or before July 13, 2022, the Board of Directors of the Company shall have duly approved and filed with the Secretary of State of the State of Delaware a Certificate of Designation to evidence the issuance of a new series of Series D Non-Participating Preferred Stock, $0.0001 par value, that will, upon issuance, entitle Antara Capital (in its capacity as sole holder of the Series D Non-Participating Preferred Stock) to vote such number of votes per share that will allow Antara Capital to exercise 51% of the voting capital stock of the Company.

On July 13, 2022, pursuant to the Third Extension Agreement, the Company filed a Certificate of Designations of Series D Non-Participating Preferred Stock (the "Certificate of Designations") with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to one share of Series D Non-Participating Preferred Stock.

Under the Certificate of Designations, prior to a payment default under the Bridge Loan Agreement (a "Bridge Loan Triggering Event") and on and following the date on which all principal and accrued interest (including default interest) payable under the Bridge Loan Agreement has been paid-in-full (the date of such payment-in-full, the "Bridge Loan Discharge Date"), the holders of Series D Non-Participating

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Preferred Stock will vote together with the holders of the Company's common stock as a single class on any matter presented to the holders of the Company's common stock for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting) or on which such holders of common stock are otherwise entitled to act (each, a "Shareholder Matter"), and the holders of Series D Non-Participating Preferred Stock will be entitled to cast a number of votes on any Shareholder Matter equal to the total number of votes of all non-holders of Series D Non-Participating Preferred Stock entitled to vote on any such Shareholder Matter plus 10. From the occurrence of a Bridge Loan Triggering Event to (but excluding) the Bridge Loan Discharge Date, the holders of Series D Non-Participating Preferred Stock (in their capacity as such) will have no voting rights except as otherwise required by law. In addition, the Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series D Non-Participating Preferred Stock holders’ voting rights under the Certificate of Designations will require the consent of holders of a majority of the then outstanding (the "Series D Majority") Series D Non-Participating Preferred Stock. The Series D Majority may elect to waive or decline to exercise any or all voting rights granted under the Certificate of Designations, in whole or in part, on either a revocable or irrevocable basis.

The issuance of one share of Series D Non-Participating Preferred to Antara Capital on July 13, 2022, resulted in a change of control of the Company, with Antara Capital having voting control on Shareholder Matters. The consideration for the issuance of Series D Non-Participating Preferred Stock to Antara Capital was Antara Capital's agreement to enter into the Third Extension Agreement, and the Company did not receive any cash consideration.

On July 15, 2022, the Company, Antara Capital and the Executive Lenders entered into a Fourth Extension Agreement that extended the Bridge Loan maturity date from July 15, 2022 to August 15, 2022 and the Executive Loans maturity date from July 22, 2022 to August 22, 2022.

On August 12, 2022, the Company, Antara Capital and the Executive Lenders entered into a Fifth Extension Agreement that extended the Bridge Loan maturity date from August 15, 2022 to September 15, 2022 and the Executive Loans maturity date from August 22, 2022 to September 22, 2022.

On September 8, 2022, the Company, Antara Capital and the Executive Lenders, in contemplation of the Securities Purchase Agreement discussed below, entered into a Sixth Extension Agreement that extended the Bridge Loan maturity date from September 15, 2022 to December 29, 2023 and the Executive Loans maturity date from September 22, 2022 to January 5, 2024.

On December 23, 2022, Antara Capital, Corbin ERISA Opportunity Fund Ltd ("CEOF") and Hudson Park Capital II LP ("Hudson Park") entered into a Master Assignment and Assumption agreement pursuant to which Antara Capital sold and assigned its rights and obligations in a portion of the Bridge Loan and warrants with an exercise price per share of $0.01 and $0.0001 to CEOF and Hudson Park. On the same date, Antara Capital, the Executive Lenders, CEOF, and Hudson Park amended and restated the Bridge Loan to reflect the assigned portions of the Bridge Loan to CEOF and Hudson Park. No changes were made to the Bridge Loan in connection with the assignment to CEOF and Hudson Park and no payments were made to the holders of the debt. This event is a transaction among debt holders.

Securities Purchase Agreement

On September 8, 2022, the Company and Antara Capital entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and consummated certain transactions involving the recapitalization of the Company. This includes the sale and issuance of new equity by the Company and the cancellation of certain indebtedness in exchange for equity of the Company and or its subsidiaries (collectively the “Recapitalization Transactions”).

Antara Capital purchased from the Company (i) 22,353,696 immediately exercisable warrants to purchase 22,353,696 shares of common stock of the Company at $0.0001 per share and (ii) an additional 319,213,143 warrants to purchase 319,213,143 shares of common stock of the Company at $0.0001 per share that will be exercisable following the adoption of an amendment to the Company’s certificate of incorporation to effect the increase in the number of authorized shares of the Company’s common stock, par value $0.0001, from 100,000,000 to 600,000,000 (the “Charter Amendment”). Each warrant issued to Antara Capital may be exercised for cash or on a cashless basis, for a period of five years from the date of issuance. Antara Capital agreed to pay the Company approximately $12.7 million for the warrants issued under the Securities Purchase Agreement, calculated as $15.1 million less the sum of (i) a backstop commitment discount of $1.5 million (ii) $0.8 million for the purchase of a preferred interest in EVO Holding as described under the heading “Amended and Restated Limited Liability Company Operating Agreement” below and (iii) approximately $0.1 million, representing the aggregate exercise price of the warrants issued to Antara Capital under the Securities Purchase Agreement and certain warrants exercised by Antara Capital prior to entry into the Securities Purchase Agreement.

The Company also issued: (i) warrants entitling certain exchanging creditors to purchase from the Company a specified number of shares of common stock of the Company collectively representing 10

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

% of the Company’s post-Recapitalization Transactions common stock on a fully diluted basis at a purchase price of $0.53 and $0.63 per share; and (ii) restricted stock units (RSU) entitling certain members of management and critical stakeholders to purchase approximately 8% of the Company’s common stock on a pro-forma basis after giving effect to the Recapitalization Transactions.

As a condition to closing the transactions contemplated by the Securities Purchase Agreement, and as part of the Recapitalization Transactions, the Company obtained, among other things, the agreement of certain vendors of the Company to extended payment schedules for past due amounts. Additionally, in connection with and as contemplated in the Securities Purchase Agreement, the Company amended and restated the Limited Liability Company Operating Agreement of EVO Holding, amended the Clean Energy loan agreement, and modified lease terms with Ursa Major Corporation. Each of these additional transactions are more fully discussed below.

Charter Amendment

On September 6, 2022, our Board of Directors approved, subject to receiving the approval of the holder of a majority of our outstanding voting stock, the Charter Amendment. Each of the Majority Stockholders, the Majority Common Stockholders, the Majority Series C and the Majority Series D approved the Charter Amendment pursuant to written consents dated as of September 8, 2022. The Amended Charter producing the share increase became effective October 25, 2022.

Creditor Exchange Agreements

On September 8, 2022, the Company and certain of its subsidiaries entered into Exchange Agreements (the “Exchange Agreements”) with each of Danny Cuzick, John and Ursula Lampsa, Billy (Trey) Peck Jr., Mohsin Meghji, and Robert Mendola (collectively, the “Exchanging Creditors”). Pursuant to the Exchange Agreements, the Exchanging Creditors exchanged promissory notes issued by the Company and its subsidiaries in the aggregate amount of principal and accrued interest of approximately $18.3 million for (i) warrants to purchase 52,304,758 shares of common stock of the Company at $0.0001 per share that will be exercisable following the adoption of the Charter Amendment, (ii) warrants to purchase 33,284,846 shares of common stock of the Company at $0.53 per share that will be exercisable following the adoption of the Charter Amendment, (iii) new promissory notes in the aggregate principal amount of approximately $3.7 million (the “Takeback Notes”), and (iv) a $0.1 million cash payment to each Exchanging Creditor. The Takeback Notes bear interest at 3% per annum, are unsecured, and have a maturity date of September 8, 2027. Interest on the Takeback Notes is payable in cash or in kind at the Company’s option on the first day of each January April, July and October. Each warrant issued to the Exchanging Creditors at an exercise price of $0.0001 per share may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of thirty days following the date the Company’s board of directors adopts the Charter Amendment. Each warrant issued to the Exchanging Creditors at an exercise price of $0.53 per share may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance.

Amended and Restated Limited Liability Company Operating Agreement

On September 8, 2022, the Company, Antara Capital, and EVO Holding entered into an Amended and Restated Limited Liability Company Operating Agreement (the “A&R LLC Agreement”) for EVO Holding. Pursuant to the A&R LLC Agreement and the Securities Purchase Agreement, EVO Holding issued one convertible preferred membership interest in EVO Holding (the “Preferred Interest”) to Antara Capital. The Preferred Interest is convertible at Antara Capital’s election during the Conversion Period into 99% of the common membership interests of EVO Holding. The Conversion Period is defined as each date of determination on which (i) Consolidated EBITDA for the Company and its subsidiaries for the most recently completed fiscal quarter that is the first, second or third fiscal quarter is less than $6.0 million, with such determination initially being made with respect to the second fiscal quarter of 2023, (ii) Consolidated EBITDA for the Company and its subsidiaries for the most recent fourth fiscal quarter that is one of the two most recently completed fiscal quarters is less than $9.0 million, (iii) the Company or any of its subsidiaries fails to pay any principal or interest due in respect of any debt with an outstanding aggregate principal amount in excess of $1.0 million when due, subject to certain cure rights, (iv) any debt of the Company or any of its subsidiaries with an outstanding aggregate principal amount in excess of $1.0 million becomes due prior to its stated maturity, (v) the Company has failed to deliver unaudited quarterly financial statements with certain prescribed time periods, or (vi) the Company has failed to deliver audited annual financial statements within certain prescribed time periods.

Amendment to Loan Agreement (Clean Energy)

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On September 2, 2022, the Company, Thunder Ridge Transport, Inc., a wholly-owned subsidiary of the Company (“Thunder Ridge”), Billy (Trey) Peck Jr., and Clean Energy entered into a First Amendment to Loan and Security Agreement (the “Clean Energy Amendment”) that amended the Loan and Security Agreement between Thunder Ridge and Clean Energy dated August 31, 2017. The Clean Energy Amendment extended the maturity date of the loan from Clean Energy to Thunder Ridge from July 31, 2022 to March 31, 2023. Pursuant to the Clean Energy Amendment, Thunder Ridge agreed to pay Clean Energy (i) $0.2 million on or before September 30, 2022, (ii) six payments of $0.1 million on or before each of September 30, 2022, October 31, 2022, November 30, 2022, December 31, 2022, January 31, 2023, and February 28, 2023, (iii) $0.3 million on or before December 31, 2022, and (iv) $0.4 million on or before March 31, 2023.

Amendments to Leases

In connection with the Recapitalization Transactions, on September 8, 2022, Ursa Major Corporation, a wholly-owned subsidiary of the Company (“Ursa”), entered into a First Amendment of Lease with Ursa Oak Creek LLC (the “Oak Creek Amendment”) and a First Amendment of Lease with Ursa Group LLC (the “Madison Amendment”). The Oak Creek Amendment and Madison Amendment provide that the monthly “offset payments” under Ursa’s leases with respect to 6925 South 6th Street, Suites 100 & 400, Oak Creek, WI 53154 and 4253 Argosy Court, Madison, WI 53714, respectively, will continue until the earliest of (i) September 8, 2027, (ii) the date that the Takeback Note issued to John and Ursula Lampsa is satisfied in full, or (iii) the date the lease is terminated other than for Ursa’s breach.

Modifications to Leases and Debt

On September 14, 2022, the Company signed a lease supplement to the Master Lease Agreement, dated May 19, 2019, with Equipment Leasing Services, LLC combining four lease and three debt agreements into one agreement with a commencement date of October 1, 2022 and total obligation of $6.6 million.

Antara Capital Warrant Exercises

On September 8, 2022, Antara Capital exercised warrants to purchase 3,500,000 shares of common stock of the Company at $0.01 per share in connection with the consideration of the SPA.

On November 14, 2022, Antara Capital exercised warrants to purchase 19,317,489 and 341,566,839, shares of common stock of the Company at $0.01 and $0.0001 per share, respectively, for $0.2 million.

Sheehy Settlement Agreement

On September 27, 2022, The Company, Sheehy, SEI, North American Dispatch Systems, LLC (“NADS”), John Sheehy (“J. Sheehy”), Robert Sheehy (“R. Sheehy,” and, together with SEI, NADS, and J. Sheehy, the “Sheehy Parties”) entered into a Settlement Agreement (the “Sheehy Settlement Agreement”) which consummated the following: i) terminated the services agreement with NADS with the receipt of $0.1 million over multiple installments due August 31, 2023; ii) Sheehy agreed to pledge $0.8 million in cash collateral held in the SEI captive insurance member account, under the CSPA, on or before March 1, 2024; 3) modified an equipment lease between Sheehy and SEI; and 4) SEI waived and agreed to not exercise the $1.2 million Put Right with the receipt of $0.1 million over multiple installments due December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Some of the statements in this report may contain forward-looking statements that reflect management’s current view about future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. The forward-looking statements in this report generally relate to: (i) our growth strategy and potential acquisition candidates; (ii) management’s expectations regarding market trends and competition in the vehicle fuels industry, gasoline, diesel, and natural gas prices, government tax credits and other incentives, and environmental and safety considerations; (iii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

Forward-looking statements are based on information available to management at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements. Such statements reflect the current view of management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021) relating to the Company’s industry, its operations and results of operations, and any businesses that may be acquired by it. These factors include, among other factors:

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

Background and Recent Developments

EVO Transportation & Energy Services, Inc. is a transportation provider serving the United States Postal Service (“USPS”) and other customers. We believe EVO is one of the largest surface transportation companies serving the USPS, with a diversified fleet of tractors, straight trucks, and other vehicles that currently operate on either diesel fuel or compressed natural gas (“CNG”). In certain markets, we fuel our vehicles at one of our three CNG stations that serve other customers as well. We are actively engaged in reducing CO2 emissions by operating on CNG, pursuing opportunities to use other alternative fuels, and by optimizing the routing efficiency of our operations to reduce fuel usage. We operate from our headquarters in Phoenix, Arizona and from 9 main terminals located throughout the United States.

EVO has grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers. During the three months ended March 31, 2022, we generated $64.9 million in revenues from the USPS. We have been actively integrating the acquisitions we have made under common leadership and technology and are now operating under a single umbrella brand.

Sources of Revenue

Our USPS trucking operations generates revenue for our trucking segment from transportation services under multi-year contracts with the USPS.

Our freight trucking operations generates revenue for our trucking segment by providing both irregular and dedicated route transportation services of various products, goods, and materials for a diverse customer base.

Our CNG station revenue is derived predominately from individual consumers. In addition to revenue earned from our customers, we may also earn alternative fuel tax credits through certain federal programs. These programs are generally short-term in nature and require legislation to be passed extending the term.

Results from Operations

Three Months Ended March 31, 2022, as compared with the Three Months Ended March 31, 2021

Trucking revenue: The majority of Trucking revenue is derived from the USPS. The remainder of the revenue is derived from corporate freight hauling. The USPS contracts are typically four years in duration and include a monthly fuel adjustment. Trucking revenue was $72.5 million and $54.0 million during the three months ended March 31, 2022 and 2021, respectively. The $18.5 million, or 34.3%, increase in Trucking revenue from the three months ended March 31, 2021 to the three months ended March 31, 2022 is primarily due to revenue from new USPS contracts, along with increased fuel surcharge revenue as a result of increased fuel prices.

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

Payroll, benefits and related: Payroll, benefits and related expenses include total compensation of drivers and non-drivers. Included in driver compensation is an incremental hourly rate for benefits. Payroll, benefits and related expense was $32.6 million and $23.0 million during the three months ended March 31, 2022 and 2021, respectively. The $9.6 million, or 41.7% increase in payroll, benefits and related expense is primarily due to the 34.3% increase in Trucking revenue during the same periods.

Purchased transportation: Purchased transportation represents payments to subcontracted third-party companies. These contracts are typically negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to, labor, equipment, fuel and associated expenses. Purchased transportation expense was $13.3 million and $9.2 million during the three months ended March 31, 2022 and 2021, respectively. The $4.1 million, or 44.6%, increase in purchased transportation expense from the three months ended March 31, 2021 to the three months ended March 31, 2022 is primarily due to an increased use of subcontracted third-party companies rather than employee drivers.

Fuel: Fuel expense is comprised of diesel and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors. Fuel expense was $10.8 million and $5.4 million during the three months ended March 31, 2022 and 2021, respectively. The $5.4 million, or 100.0%, increase in fuel expense is due primarily to the 34.3% increase in trucking revenue, combined with an increase in the average DOE fuel price to $4.29 per gallon for the three months ended March 31, 2022 from $2.89 per gallon for the three months ended March 31, 2021.

Equipment rent: The Company rents and leases a portion of its trucks and trailers through a combination of short-term rental arrangements and long-term lease arrangements. Equipment rent expense was $4.3 million and $2.6 million during the three months ended March 31, 2022 and 2021, respectively. The $1.7 million, or 65.4%, increase in equipment rent expense from the three months ended March 31, 2021 to the three months ended March 31, 2022 is primarily due to the need to service new USPS contracts by acquiring additional trucks and trailers via new leasing arrangements.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet. Maintenance and supplies expense was $3.7 million and $2.3 million during the three months ended March 31, 2022 and 2021, respectively. The $1.4 million or 60.9%, increase in maintenance and supplies expense from the three months ended March 31, 2021 to the three months ended March 31, 2022 is primarily due to an increase in the size of the fleet combined with increased maintenance costs for the existing fleet, which the Company is in process of refreshing with newer equipment.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage expense related to the trucking segment of the business. Insurance and claims expense was $1.3 million and $2.6 million during the three months ended March 31, 2022 and 2021, respectively. The $1.3 million, or 50.0%, decrease in insurance and claims expense from the three months ended March 31, 2021 to the three months ended March 31, 2022 is primarily due to premium adjustments and fewer significant nonrecurring claims.

Operating supplies and expenses: Operating and supplies expense includes all other direct costs in the Trucking segment. Operating supplies and expenses was $3.3 million and $4.1 million during the three months ended March 31, 2022 and 2021, respectively. The $0.8 million, or 19.5%, decrease in operating and supplies expenses from the three months ended March 31, 2021 to the three months ended March 31, 2022 is primarily due to more cost efficient completion of certain routes.

General and administrative: General and administrative expense was $4.1 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively.

Depreciation and amortization: Depreciation and amortization expense was $3.9 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase is due to an increase in finance lease right-of-use amortization expense.

Interest expense: Interest expense was $9.8 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively. The $5.7 million, or 139.0%, increase in interest expense from the three months ended March 31, 2021 to the three months ended March 31, 2022 is primarily due to the Bridge Loan Agreement, dated March 11, 2022, whereby the Company borrowed $9 million from Antara Capital and granted Antara Capital 11,969,667 warrants to purchase Company common stock at an exercise price of $0.01 per share. Refer to Note 5, Debt, for further discussion.

Gain (loss) on extinguishment of debt: The $5.3 million loss on extinguishment of debt during the three months ended March 31, 2022 is primarily due to: (1) the $5.2 million loss on the extinguishment the four promissory notes with an aggregate principal amount of $9.5 million as a result of the Convertible Note Amendments, dated March 11, 2022; and (2) the $0.2 million loss on extinguishment of the Batuta Secured Convertible Note. The $0.5 million gain on extinguishment of debt during the three months ended March 31, 2021 is primarily due to: (1) the $2.3 million gain on the partial extinguishment of the $4.0 million Secured Convertible Promissory Notes during March 2021; and (2) the $1.7 million loss on extinguishment resulting from using all of the net proceeds from the Main Street Loan to pay down the aggregate principal amount due under the Antara Financing Agreement (including capitalized interest) from $33.6 million to $16.7 million during the first quarter of 2021.

Change in fair value of embedded derivative liability: The Antara Financing Agreement contains a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. Refer to Note 5, Debt, and Note 8, Fair Value Measurements, for further discussion.

Change in fair value of warrant liabilities: The Company previously issued certain warrants that are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The change in fair value of substantially all of the warrants classified as liabilities is recognized in other income (expense). Refer to Note 6, Stockholders' Deficit and Warrants, and Note 8, Fair Value Measurements, for further discussion.

Liquidity and Capital Resources

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $16.2 million and $7.3 million at March 31, 2022 and December 31, 2021, respectively. The increase is primarily attributable to cash provided by financing activities during the three months ended March 31, 2022, which includes the proceeds received from its borrowings under the Bridge Loan and Executive Loans during the first quarter of 2022.

Operating Activities. Net cash provided by operating activities was $2.9 million during the three months ended March 31, 2022. Net cash provided by operating activities was $17.7 million during the three months ended March 31, 2021. For the three months ended March 31, 2022, the Company had a net loss of $12.8 million. For the three months ended March 31, 2021, the Company had net income of $31.2 million.

For three months ended March 31, 2022, the net loss included $9.0 million in adjustments for non-cash items and $6.6 million of cash provided by changes in working capital. Non-cash items primarily consisted of $3.9 million in depreciation and amortization, $4.0 million in non-cash interest expense, non-cash lease expense of $1.0 million, amortization of debt discount and debt issuance costs of $2.6 million, a loss on extinguishment of debt of $5.3 million and a $3.1 million change in fair value of embedded derivative liability, partially offset by a $11.0 million change in fair value of warrant liabilities.

For the three months ended March 31, 2021, the net income included $4.4 million in adjustments for non-cash items and $17.9 million of cash used for changes in working capital. Non-cash items primarily consisted of $3.6 million in depreciation and amortization, $2.4 million in non-cash interest expense, non-cash lease expense of $2.3 million, stock option and warrant-based compensation expense of $0.2 million, and amortization of debt discount and debt issuance costs of $0.2 million, partially offset by a $3.1 million change in fair value of warrant liabilities, a gain on extinguishment of debt of $0.5 million and a $0.8 million change in fair value of embedded derivative liability.

Investing Activities. Net cash used in investing activities was $0 million for the three months ended March 31, 2022, and net cash used in investing activities was $0.1 million for the three months ended March 31, 2021.

Financing Activities. Net cash provided by financing activities was $6.0 million for the three months ended March 31, 2022. Net cash used in financing activities was $28.0 million for the three months ended March 31, 2021. The cash provided by financing activities during the three months ended March 31, 2022 primarily consisted of $9.6 million of proceeds from the issuance of debt and $64.7 million in advances from factoring receivables, partially offset by $64.9 million in payments on factoring arrangements, $1.3 million in payments of debt principal, and $2.2 million in payments on finance lease liabilities. The cash used in financing activities during the three months ended March 31, 2021 primarily consisted of $65.9 million in payments on factoring arrangements, $19.6 million in payments of debt principal, and $1.3 million in payments on finance lease liabilities, partially offset by $59.6 million in advances from factoring receivables.

Sources of Liquidity

Our primary historical and future sources of liquidity are cash on hand ($16.2 million at March 31, 2022), the incurrence of additional indebtedness, the sale of the Company’s common stock or preferred stock, and advances under our accounts receivable factoring arrangements. However, there can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or the sale of the Company’s common stock or preferred stock.

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

Going Concern

As of March 31, 2022, the Company had a cash balance of $16.2 million, a working capital deficit of $102.2 million, stockholders’ deficit of $54.1 million, and material debt and lease obligations of $115.9 million, which include term loan borrowings under a financing agreement with Antara Capital. During the three months ended March 31, 2022, the Company reported cash provided by operating activities of $2.9 million and a net loss of $12.8 million.

The following significant transactions and events affecting the Company’s liquidity occurred during the three months ended March 31, 2022:

•
On March 11, 2022, the Company obtained a Bridge Loan in the amount of $9.0 million from Antara Capital and Executive Loans in the aggregate amount of $0.8 million, both as described in Note 5, Debt. Pursuant to the Bridge Loan Agreement, on March 11, 2022, Antara Capital appointed Michael Bayles, a former member of the Company’s board of directors (the “Board”) and a former officer of the Company, as a member of the Company's Board, effective immediately. Mr. Bayles was appointed to fill a newly-created vacancy on the Board.
•
On March 11, 2022, and pursuant to the Bridge Loan Agreement, the Company filed a Certificate of Designations of Series C Non-Participating Preferred Stock with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to one share of Series C Preferred Stock, and issued to Antara Capital one share of Series C Preferred Stock.

Under the Certificate of Designations, prior to Bridge Loan Triggering Event and following the Bridge Loan Discharge Date, the holder of Series C Preferred Stock will have no voting rights except as otherwise required by law. Under the Certificate of Designations, upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, the holder of Series C Preferred Stock will vote together with the holders of the Company's common stock as a single class on any Shareholder Matter, and the holder of Series C Preferred Stock will be entitled to cast a number of votes on any Shareholder Matter equal to the total number of votes of all non-holders of Series C Preferred Stock entitled to vote on any such Shareholder Matter plus 10. In addition, the Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series C Preferred Stockholders’ voting or board-appointment rights under the Certificate of Designations will require the consent of the Series C Majority.

In addition, the Certificate of Designations grants the Series C Majority the exclusive right, voting separately as a class, to elect or appoint (i) prior to a Bridge Loan Triggering Event, one director to the Board (who shall, unless the majority of the Series C Preferred Stock elects otherwise in its sole discretion, also serve as a member of each Board committee) and (ii) upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, a majority of the members of the Board.

•
On March 11, 2022, the Company entered into amendments to certain secured convertible promissory notes in the aggregate principal amount of $9.5 million to permit immediate conversion of those notes, and the holders representative converted those notes into warrants to purchase 7,533,750 shares of common stock of the Company at a price of $0.01 per share.

The following significant transactions and events affecting the Company’s liquidity occurred following the three months ended March 31, 2022:

•
On May 31, 2022, the Company, Antara Capital and the Executive Lenders entered into a Loan Extension Agreement that extended the Bridge Loan maturity date from May 31, 2022 to June 30, 2022 and the Executive Loans maturity date from June 3, 2022 to July 7, 2022.
•
On June 30, 2022, the Company, Antara Capital and the Executive Lenders entered into a Second Extension Agreement that extended the Bridge Loan maturity date from June 30, 2022 to July 8, 2022 and the Executive Loans maturity date from July 7, 2022 to July 15, 2022.
•
On July 8, 2022, the Company, Antara Capital and the Executive Lenders entered into a Third Extension Agreement that extended the Bridge Loan maturity date from July 8, 2022 to July 15, 2022 and the Executive Loans maturity date from July 15, 2022 to July 22, 2022. In addition, the Third Extension Agreement stipulated that on or before July 13, 2022, the Board of Directors of the Company shall have duly approved and filed with the Secretary of State of the State of Delaware a Certificate of Designation to evidence the issuance of a new series of Series D Non-Participating Preferred Stock, $0.0001 par value that will, upon issuance, entitle Antara Capital (in its capacity as sole holder of the Series D Non-Participating Preferred Stock) to vote such number of votes per share that will allow Antara Capital to exercise 51% of the voting capital stock of the Company.
•
On July 13, 2022, and pursuant to the Third Extension Agreement dated July 8, 2022, the Company filed a Certificate of Designations of Series D Non-Participating Preferred Stock with the Secretary of State of the State of Delaware, which authorizes the Company to issue up to one share of Series D Non-Participating Preferred Stock. Under the Certificate of Designations, prior to a Bridge Loan Triggering Event and on and following the "Bridge Loan Discharge Date, the holders of Series D Non-Participating Preferred Stock will vote together with the holders of the Company's common stock as a single class on any Shareholder Matter, and the holders of Series D Non-Participating Preferred Stock will be entitled to cast a number of votes on any Shareholder Matter equal to the total number of votes of all non-holders of Series D Non-Participating Preferred Stock entitled to vote on any such Shareholder Matter plus 10. From the occurrence of a Bridge Loan Triggering Event to (but excluding) the Bridge Loan Discharge Date, the holders of Series D Non-Participating Preferred Stock (in their capacity as such) will have no voting rights except as otherwise required by law.

The issuance of one share of Series D Non-Participating Preferred Stock to Antara Capital on July 13, 2022 resulted in a change of control of the Company, with Antara Capital having voting control on Shareholder Matters. The consideration for the issuance of Series D Non-Participating Preferred Stock to Antara Capital was Antara Capital's agreement to enter into the Third Extension Agreement, and the Company did not receive any cash consideration.

•
On July 15, 2022, the Company, Antara Capital and the Executive Lenders entered into a Fourth Extension Agreement that extended the Bridge Loan maturity date from July 15, 2022 to August 15, 2022 and the Executive Loans maturity date from July 22, 2022 to August 22, 2022.
•
On August 12, 2022, the Company, Antara Capital and the Executive Lenders entered into a Fifth Extension Agreement that extended the Bridge Loan maturity date from August 15, 2022 to September 15, 2022 and the Executive Loans maturity date from August 22, 2022 to September 22, 2022.
•
On September 8, 2022, the Company, Antara Capital and the Executive Lenders, in contemplation of the Securities Purchase Agreement discussed below, entered into a Sixth Extension Agreement that extended the Bridge Loan maturity date from September 15, 2022 to December 29, 2023 and the Executive Loans maturity date from September 22, 2022 to January 5, 2024.
•
On September 8, 2022, the Company and Antara Capital entered into a Securities Purchase Agreement and consummated certain transactions involving the recapitalization of the Company. This includes the sale and issuance of new equity by the Company and the cancellation of certain indebtedness in exchange for equity of the Company and or its subsidiaries (collectively the “Recapitalization Transactions”). In connection with the Recapitalization Transactions, Antara Capital agreed to pay the Company $13.5 million to purchase 341,566,839 warrants to purchase common stock and 1 share of convertible preferred stock in EVO Holding Company, LLC (“EVO Holding”) (the “Preferred Interest”). Upon exercise of the warrants Antara Capital will own approximately 64% of the Company on a fully diluted basis. The Preferred Interest is convertible into 99% of the common membership interests of EVO Holding, if the Company fails to meet certain financial conditions, at Antara Capital’s election during the Conversion Period, defined in Note 12, Subsequent Events, under the heading “Amended and Restated Limited Liability Company Operating Agreement.” EVO Holding maintains the

Company’s ownership interests in the Ritter Companies, which provide a material portion of our Trucking revenue. During the three months ended March 31, 2022 and 2021, the Ritter Companies provided approximately 19% of our Trucking revenue. Refer to Note 12, Subsequent Events, for further discussion regarding the Recapitalization Transactions and the rights and privileges surrounding the Preferred Interest.

Despite the occurrence of the Recapitalization Transactions, the Company believes its existing cash, together with any positive cash flows from operations, may not be sufficient to support working capital and capital expenditure requirements for the next 12 months, and the Company may be required to seek additional financing from outside sources.

In evaluating the Company’s ability to continue as a going concern and its potential need to seek additional financing from outside sources, management also considered the following conditions:

•
The counterparty to the Company’s accounts receivable factoring arrangement is not obligated to purchase the Company’s accounts receivable or make advances to the Company under such arrangement;
•
The Company is currently in default on certain of its debt obligations (Refer to Note 5, Debt, for further discussion); and
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

Refer to Notes 4 and 5 to the unaudited condensed consolidated financial statements for further information regarding the Company’s factoring and debt obligations. Refer to Note 12, Subsequent Events, to the unaudited condensed consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to March 31, 2022.

Off-Balance Sheet Arrangements

Refer to Note 10, Commitments and Contingencies – Captive Insurance.

Critical Accounting Policies

Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In accordance with Exchange Act rules 13a-15 and 15d-15, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures” including limitations in management’s evaluation of internal controls as a result of insufficient documentation of internal controls under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Remediation Plan

In light of the control deficiencies identified at March 31, 2022, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and plan to implement the specific remediation initiatives described below:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index immediately following the signature page to this report, which is incorporated herein by reference.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended MARCH 31, 2022

Exhibit	Description

3.1	Certificate of Designations of Series C Non-Participating Preferred Stock of EVO Transportation & Energy Services, Inc., dated March 11, 2022 (2)

3.2	Amended and Restated Bylaws of EVO Transportation & Energy Services, Inc., dated March 18, 2022 (2)

4.1

Senior Secured Loan and Executive Loan Agreement dated March 11, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (2)

10.1	Second Amendment to Secured Convertible Promissory Note dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (2)

10.2

Second Amendment to Secured Convertible Promissory Note dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick, as holders representative on behalf of Damon R. Cuzick (2)

10.3

Second Amendment to Secured Convertible Promissory Note dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick, as holders representative on behalf of Theril H. Lund (2)

10.4

Second Amendment to Secured Convertible Promissory Note dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick, as holders representative on behalf of Thomas J. Kiley (2)

10.5	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (2)

10.6	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (2)

10.7	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Damon R. Cuzick (2)

10.8	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Bridgewest Growth Fund LLC (2)

10.9	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Batuta Capital Advisors LLC (2)

10.10	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (2)

10.11	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Damon R. Cuzick (2)

10.12	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Theril H. Lund (2)

10.13	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Thomas J. Kiley (2)

10.14	Lease Renewal Agreement dated March 21, 2022 between EVO Transportation & Energy Services, Inc. and HP Lumina, LLC (2)

10.15	Ground Lease Agreement dated March 4, 2022 between Transport Leasing Inc. and 1230 McCarter Highway, LLC (1)

10.16	Amended and Restated Option Agreement dated March 18, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick (1)

10.17	Amended and Restated Option Agreement dated March 18, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick (1)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ Management contract or compensatory plan or arrangement.

(1)
Filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on June 30, 2022 and incorporated herein by reference.
(2)
Filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on March 29, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: January 30, 2023	By:	/s/ Michael Bayles
Michael Bayles
Chief Executive Officer
Principal Executive Officer

Date: January 30, 2023	By:	/s/ Raj Kapur
Raj Kapur
Chief Accounting Officer
Interim Chief Financial Officer
Principal Accounting and Financial Officer