Form 10-Q
period 2022-06-30
EVO Transportation & Energy Services, Inc.
filed 2023-02-07
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of February 7, 2023, there were 435,200,219 shares of the registrant’s common stock, par value $0.0001, outstanding.

Explanatory Note

We have been delayed in filing this Quarterly Report on Form 10-Q (this “Q2 2022 Quarterly Report”). Unless otherwise noted, the disclosures in this Q2 2022 Quarterly Report speak as of June 30, 2022 and for the three-month period then ended.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

i

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2022	December 31, 2021
($ in thousands, except share and per share data)
Assets
Current assets
Cash	$10,440	$7,329
Accounts receivable - trade, net	7,413	22,697
Alternative fuels tax credit receivable	369	287
Due from related party	10	10
Prepaids and other current assets	4,784	2,150
Total current assets	23,016	32,473
Non-current assets
Property and equipment, net	24,112	27,962
Goodwill	23,837	23,837
Intangible assets, net	3,730	4,180
Operating lease right-of-use assets, net	8,595	7,155
Finance lease right-of-use assets, net	25,948	24,391
Deposits and other long-term assets	6,343	6,516
Total non-current assets	92,565	94,041
Total assets	$115,581	$126,514
Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$18,025	$16,245
Accrued expenses and other current liabilities	14,045	19,744
Accrued interest - related party	2,693	2,743
Embedded derivative liability	7,435	1,513
Warrant liabilities	8,239	13,784
Advances under factoring arrangements, current portion	4,968	9,073
Current portion of long-term debt	20,871	22,135
Current portion of long-term debt - related party	44,407	33,164
Operating lease liabilities, current portion	2,873	3,045
Finance lease liabilities, current portion	7,643	4,448
Total current liabilities	131,199	125,894
Non-current liabilities
Advances under factoring arrangements, less current portion	4,447	5,202
Long-term debt, less current portion	6,328	7,455
Long-term debt, less current portion - related party	329	4,023
Operating lease liabilities, less current portion	5,600	4,114
Finance lease liabilities, less current portion	19,957	21,790
Deferred tax liability	115	97
Total non-current liabilities	36,776	42,681
Total liabilities	167,975	168,575
Commitments and contingencies (Note 10)
Temporary Equity
Series A Redeemable Convertible Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding, includes accrued and undeclared dividends $152 (June 30, 2022) and $134 (December 31, 2021) liquidation preference $452 (June 30, 2022) and $434 (December 31, 2021)	452	434
Series B Redeemable Convertible Preferred stock, $0.0001 par value; 3,075,000 shares authorized, 2,050,000 shares issued and outstanding, includes accrued and undeclared dividends $1,395 (June 30, 2022) and $1,090 (December 31, 2021) liquidation preference $7,545 (June 30, 2022) and $7,240 (December 31, 2021)	7,545	7,240
Series C Redeemable Preferred stock, $0.0001 par value; 1 share authorized, issued and outstanding (June 30, 2022), includes accrued and undeclared dividends $0 (June 30, 2022) liquidation preference $0 (June 30, 2022)	—	—
Redeemable common stock, at redemption value; 2,240,000 (June 30, 2022 and December 31, 2021)	1,200	1,200
Stockholders’ deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,147,945 (June 30, 2022) and 12,973,145 (December 31, 2021) shares issued and outstanding	2	2
Common stock issuable	3,474	4,390
Additional paid-in capital	42,405	32,039
Accumulated deficit	(107,472)	(87,366)
Total stockholders’ deficit	(61,591)	(50,935)
Total liabilities, temporary equity, and stockholders’ deficit	$115,581	$126,514

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2022	2021	2022	2021
Revenue
Trucking	$75,000	$56,439	$147,544	$110,391
Other	—	—	—	34,758
CNG	77	54	118	190
Total revenue	75,077	56,493	147,662	145,339
Operating expenses
Payroll, benefits and related	31,501	23,761	64,108	46,716
Purchased transportation	9,042	11,533	22,358	20,721
Fuel	13,813	6,485	24,605	11,853
Equipment rent	4,120	2,984	8,405	5,539
Maintenance and supplies	3,930	2,465	7,611	4,715
General and administrative	4,189	4,224	8,255	7,775
Operating supplies and expenses	3,106	3,472	6,360	7,560
Depreciation and amortization	4,194	3,738	8,139	7,362
Insurance and claims	2,122	2,377	3,417	4,963
Loss on sale of fixed assets	42	37	42	37
CNG expenses	46	16	73	194
Total operating expenses	76,105	61,092	153,373	117,435
Operating (loss) income	(1,028)	(4,599)	(5,711)	27,904
Other (expense) income
Interest expense	(10,261)	(2,799)	(20,103)	(6,902)
Change in fair value of embedded derivative liability	(2,850)	(692)	(5,922)	96
Change in fair value of warrant liabilities	7,301	(1,345)	18,350	1,762
(Loss) gain on extinguishment of debt	—	256	(5,318)	790
Other miscellaneous income (expense)	—	4	—	4
Total other expense	(5,810)	(4,576)	(12,993)	(4,250)
(Loss) income before income taxes	(6,838)	(9,175)	(18,704)	23,654
(Provision) benefit for income taxes	(505)	21	(1,402)	(1,585)
Net (loss) income	$(7,343)	$(9,154)	$(20,106)	$22,069
Earnings per share:
Basic	$(0.15)	$(0.30)	$(0.47)	$0.72
Diluted	$(0.15)	$(0.30)	$(0.47)	$0.67
Weighted average shares outstanding:
Basic	51,492,034	30,883,149	43,524,937	30,116,853
Diluted	51,492,034	30,883,149	43,524,937	33,322,039

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Six Months Ended June 30, 2022

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands, except share data)	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2021	15,213,145	$2	$4,390	$32,039	$(87,366)	$(50,935)
Issuance of common stock - related party	1,174,800	—	(916)	916	—	—
Conversion of convertible notes into warrants	—	—	—	9,708	—	9,708
Stock-based compensation expense	—	—	—	31	—	31
Series A Redeemable Preferred stock dividend	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	(12,763)	(12,763)
Balance - March 31, 2022	16,387,945	2	3,474	42,533	(100,129)	(54,120)
Stock-based compensation expense	—	—	—	34	—	34
Series A Redeemable Preferred stock dividend	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	(7,343)	(7,343)
Balance - June 30, 2022	16,387,945	$2	$3,474	$42,405	$(107,472)	$(61,591)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Six Months Ended June 30, 2021

	Common Stock		Common Stock Subscribed		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands, except share data)	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2020	15,212,815	$2	80	$—	$3,474	$30,821	$(101,619)	$(67,322)
Obligation to issue common stock - related party	—	—	—	—	916	—	—	916
Issuance of warrants to extinguish debt	—	—	—	—	—	1,224	—	1,224
Common stock issued for services - related party	—	—	250	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	232	—	232
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(152)	—	(152)
Net income	—	—	—	—	—	—	31,223	31,223
Balance - March 31, 2021	15,212,815	2	330	—	4,390	32,116	(70,396)	(33,888)
Issuance of warrants to extinguish debt	—	—	—	—	—	68	—	68
Stock-based compensation expense	—	—	—	—	—	117	—	117
Series A Redeemable Preferred stock dividend	—	—				(9)		(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	—	—	(9,154)	(9,154)
Balance - June 30, 2021	15,212,815	$2	330	$—	$4,390	$32,139	$(79,550)	$(43,019)

See notes to unaudited condensed consolidated financial statements

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
($ in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$(20,106)	$22,069
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,139	7,362
Non-cash lease expense	2,238	1,640
Loss on sale of assets	42	37
Amortization of debt discount and debt issuance costs	10,009	502
Deferred income taxes	18	31
Stock-based compensation expense	65	349
Non-cash interest expense	5,134	3,658
Bad debt expense	289	1
Change in fair value of embedded derivative liability	5,922	(96)
Change in fair value of warrant liabilities	(18,350)	(1,762)
(Gain) loss on extinguishment of debt	5,318	(790)
Changes in assets and liabilities
Accounts receivable - trade	14,995	(9,798)
Alternative fuels tax credit receivable	(82)	817
Due from related party	—	30
Other assets	(2,461)	(3,252)
Accounts payable	1,780	(943)
Accrued expenses and other current liabilities	(5,647)	(5,264)
Accrued interest - related party	679	220
Operating lease liabilities	(2,364)	(3,207)
Net cash provided by (used in) operating activities	5,618	11,604
Cash flows from investing activities
Purchases of equipment	(48)	(4,814)
Proceeds from sale of assets	—	214
Net cash provided by (used in) investing activities	(48)	(4,600)
Cash flows from financing activities
Proceeds from issuance of debt	—	3,658
Payments of principal on debt	(2,296)	(2,931)
Proceeds from issuance of debt - related party	9,625	—
Payments of principal on debt - related party	(107)	(18,435)
Payment of prepayment penalty fees - related party	—	(777)
Advances from factoring arrangements	123,443	103,885
Payments on factoring arrangements	(129,096)	(105,365)
Payments on finance lease liabilities	(4,028)	(1,257)
Net cash provided by (used in) financing activities	(2,459)	(21,222)
Net increase (decrease) in cash	3,111	(14,218)
Cash - beginning of year	7,329	26,644
Cash - end of year	$10,440	$12,426

Supplemental disclosures of cash flow information:
Income tax paid	$1,530	$596
Interest paid	$4,498	$253

Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$5,536	$810
Right-of-use assets obtained in exchange for operating lease liabilities	$3,677	$1,061
Fair value of warrants and common stock issued in connection with financing arrangements	$9,708	$2,208

See notes to unaudited condensed consolidated financial statements.

7

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

EVO Transportation & Energy Services, Inc. (“EVO” and, together with its direct and indirect subsidiaries, the “Company”) is a transportation provider serving the United States Postal Service (“USPS”) and other customers. We believe EVO is one of the largest surface transportation companies serving the USPS, with a diversified fleet of tractors, straight trucks, and other vehicles that currently operate on either diesel fuel or compressed natural gas (“CNG”). In certain markets, we fuel our vehicles at one of our three CNG stations that serve other customers as well. We are actively engaged in reducing CO2 emissions by operating on CNG, pursuing opportunities to use other alternative fuels, and by optimizing the routing efficiency of our operations to reduce fuel usage. In connection with providing our mail transportation and delivery services to the USPS and our freight services to other corporate customers, we outsource the transportation of certain loads to third-party carriers. We operate from our headquarters in Phoenix, Arizona and from 9 main terminals located throughout the United States.

We have grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers.

Going Concern

As of June 30, 2022, the Company had a cash balance of $10.4 million, a working capital deficit of $108.2 million, stockholders’ deficit of $61.6 million, and material debt and lease obligations of $117.4 million, which include term loan borrowings under a financing agreement with Antara Capital. During the six months ended June 30, 2022, the Company reported cash provided by operating activities of $5.6 million and a net loss of $20.1 million.

The following significant transactions and events affecting the Company’s liquidity occurred during the six months ended June 30, 2022:

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

The following significant transactions and events affecting the Company’s liquidity occurred following the six months ended June 30, 2022:

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
•
On September 8, 2022, the Company and Antara Capital entered into a Securities Purchase Agreement and consummated certain transactions involving the recapitalization of the Company. This includes the sale and issuance of new equity by the Company and the cancellation of certain indebtedness in exchange for equity of the Company and or its subsidiaries (collectively the “Recapitalization Transactions”). In connection with the Recapitalization Transactions, Antara Capital agreed to pay the Company $13.5 million to purchase 341,566,839 warrants to purchase common stock and 1 share of convertible preferred stock in EVO Holding Company, LLC (“EVO Holding”) (the “Preferred Interest”). Upon exercise of the warrants Antara Capital will own approximately 64% of the Company on a fully diluted basis. The Preferred Interest is convertible into 99% of the common membership interests of EVO Holding, if the Company fails to meet certain financial conditions, at Antara Capital’s election during the Conversion Period, defined in Note 12, Subsequent Events

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

, under the heading “Amended and Restated Limited Liability Company Operating Agreement.” EVO Holding maintains the Company’s ownership interests in the Ritter Companies, which provide a material portion of our Trucking revenue. During the three and six months ended June 30, 2022, the Ritter Companies provided approximately 18% and 19% of our Trucking revenue, respectively. During the three and six months ended June 30, 2021, the Ritter Companies provided approximately 19% of our Trucking revenue. Refer to Note 12, Subsequent Events, for further discussion regarding the Recapitalization Transactions and the rights and privileges surrounding the Preferred Interest.

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

Refer to Notes 4 and 5 for further information regarding the Company’s factoring and debt obligations. Refer to Note 12, Subsequent Events, for further information regarding changes in the Company’s debt obligations and liquidity subsequent to June 30, 2022.

Seasonality

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s December 31, 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Reclassifications

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

The following table presents the computation of basic and diluted earnings (loss) per share (amounts in thousands, except share data):

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(7,343)	$(9,154)	$(20,106)	$22,069
Accrued and undeclared preferred stock dividends in arrears	(162)	(162)	(323)	(323)
Net income (loss) available to common stockholders - numerator for basic EPS	(7,505)	(9,316)	(20,429)	21,746
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	—	—	—	231
Redeemable Series A Preferred stock	—	—	—	18
Redeemable Series B Preferred stock	—	—	—	305
Subtotal	—	—	—	554
Adjusted net income (loss) available to common stockholders - numerator for diluted EPS	$(7,505)	$(9,316)	$(20,429)	$22,300

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	51,492,034	30,883,149	43,524,937	30,116,853
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	—	—	—	864,155
Redeemable Series A Preferred stock	—	—	—	132,647
Redeemable Series B Preferred stock	—	—	—	2,208,384
Subtotal	—	—	—	3,205,186
Denominator for diluted EPS - adjusted weighted average common shares outstanding	51,492,034	30,883,149	43,524,937	33,322,039
Basic EPS	$(0.15)	$(0.30)	$(0.47)	$0.72
Diluted EPS	$(0.15)	$(0.30)	$(0.47)	$0.67

The following table presents the potentially dilutive shares that were excluded from the computation of diluted earnings (loss) per share of common stock attributable to common stockholders, because either their effect was anti-dilutive or they are contingently issuable shares that were not issuable assuming the end of the reporting period was the end of the contingency period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	10,985,711	9,459,249	10,985,711	9,459,249
Warrants	12,502,921	12,606,255	12,502,921	12,606,255
Common stock to be issued upon conversion of $4.0 million Secured Convertible Promissory Notes	124,946	205,705	124,946	—
Common stock to be issued upon conversion of Redeemable Series A Preferred stock	150,597	138,597	150,597	—
Common stock to be issued upon conversion of Redeemable Series B Preferred stock	2,515,041	2,310,041	2,515,041	—
Common stock to be issued upon conversion of four convertible promissory notes with an aggregate principal amount of $9.5 million	—	7,463,750	—	7,463,750
Common stock and warrant to be issued for purchase of fixed assets	2,348,000	2,348,000	2,348,000	2,348,000
Total	28,627,216	34,531,597	28,627,216	31,877,254

Revenue Recognition

In accordance with ASC 606-10-50, the Company disaggregates Trucking revenue from contracts with its customers between USPS revenue and Freight revenue as follows:

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

($ in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
USPS revenue	$67,947	$49,153	$132,860	$96,304
Freight revenue	5,973	6,561	11,754	13,122
Other revenue	1,080	725	2,930	965
Total Trucking revenue	$75,000	$56,439	$147,544	$110,391

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

Note 2 - Balance Sheet Disclosures

Goodwill consists of the following:

($ in thousands)	June 30, 2022	December 31, 2021
Beginning balance	$23,837	$23,837
Acquisitions	—	—
Impairment	—	—
	$23,837	$23,837

Intangible assets consist of the following:

	June 30, 2022			December 31, 2021
($ in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$4,604	$(2,340)	$2,264	$4,604	$(2,063)	$2,541
Trade names	2,416	(1,056)	1,360	2,416	(917)	1,499
Non-competition agreements	325	(219)	106	325	(185)	140
	$7,345	$(3,615)	$3,730	$7,345	$(3,165)	$4,180

Amortization expense for the three months ended June 30, 2022 and 2021, was $0.2 million and $0.2 million, respectively. Amortization expense for the six months ended June 30, 2022 and 2021, was $0.4 million and $0.5 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 7.8 years as of June 30, 2022, of which the weighted-average remaining useful life for the customer relationships was 7.9 years, for the trade names was 8.2 years, and for the non-competition agreements was 1.8 years.

Note 3 - Related Party Transactions

Accounts Payable – Related Party

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by one of the Company’s officers. Under the agreement, the Company pays a monthly fee for this technology based on the number of devices installed across the Company’s fleet. During the three and six months ended June 30, 2022, the Company did not recognize expense related to this software technology, and there was $0 and $0.1 million owed as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2021, the Company recognized expense of approximately $0.2 million and $0.4 million related to this software technology, respectively.

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $2.7 million and $2.7 million as of June 30, 2022, and December 31, 2021, respectively.

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

For long-term contracts with credit worthy customers, the Factor may advance, at their discretion, unearned future contract amounts. Unearned advances are secured by all factored contract cash receipts of the factoring subsidiaries, which are remitted directly to the Factor by the customer. Earned and unearned components included in Advances from factoring arrangement are as follows:

($ in thousands)	June 30, 2022	December 31, 2021
Purchased accounts receivable	$3,391	$7,390
Unearned future contract advances	6,024	6,885
Total	$9,415	$14,275

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

The Factor may require, at their discretion at any time, the Company to repay unearned future contract advances or purchased accounts receivable that have not been paid by the customer. Financing costs are primarily comprised of an interest rate of Prime (subject to a 4% floor) plus 2.0% (resulting in rate of 6.75% and 6% as of June 30, 2022 and December 31, 2021

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

, respectively). There is also a factor fee of 0.25% of the face amount of the invoice factored and an associated penalty increase for purchased accounts that remain unpaid for 31 days. Total interest and financing fees for factored receivables for the three and six months ended June 30, 2022 were $0.4 million and $0.8 million, respectively. Total interest and financing fees for factored receivables for the three and six months ended June 30, 2021 were $0.2 million and $0.5 million, respectively. The fees are included in interest expense in the condensed consolidated statements of operations.

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

The Company accounted for the Convertible Note Amendments as an extinguishment of the existing debt and the execution of a new debt instrument. As a result, the Company recorded a $5.2 million loss on extinguishment of debt, which represents the $9.0 million estimated fair value of the amended Convertible Notes in excess of the $3.8 million carrying value of the original Convertible Notes. The Company accounted for the issuance of the Convertible Note Warrants as an extinguishment of the new debt instrument. As a result, the Company recorded the $9.0 million carrying value of the amended Convertible Notes and the $0.7 million of accrued interest as an increase in additional paid-in capital.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Debt (with unrelated parties) consists of:

($ in thousands)	June 30, 2022		December 31, 2021
(a) Main Street Loan	$17,552	(1)	$17,552	(2)
(b) $1.3 million note payable	471		544
(c) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	312		538
(d) $0.3 million note payable	36		74
(e) Thunder Ridge supplier advance	808		833
(f) Various notes payable acquired from JB Lease	350		564
(g) $0.8 million note payable	470		604
(h) $3.8 million note payable	1,290		1,703
(i) Failed sale-leaseback obligations	4,512		5,131
(j) Notes payable to three financing companies	1,472		1,704
(k) Finkle equipment notes	961		1,535
Total before debt issuance costs and debt discount	28,234		30,782
Debt issuance costs	(798)		(919)
Debt discount	(237)		(273)
	27,199		29,590
Less current portion	(20,871)		(22,135)
Long-term debt, less current portion	$6,328		$7,455

(1) Classified as a current liability as of June 30, 2022 due to the existence of one or more covenant violations.

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

The Company classified the $17.6 million unpaid principal balance, which includes $0.6 million of capitalized interest, as a current liability as of June 30, 2022 due to the existence of one or more covenant violations. As of June 30, 2022 and December 31, 2021, the unamortized debt discount was $0.2 million and $0.3 million, respectively, and the unamortized debt issuance costs were $0.8 million and $0.9 million, respectively.

(b)
$1.3 million note payable

The $1.3 million note payable was issued December 31, 2014, with interest adjusted to the SBA LIBOR base rate, plus 2.35%. The note matures March 2024, is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan including a member of our board of directors and certain of his relatives, and beneficial owners of more than 5% of our undiluted shares of common stock. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. Refer to Note 12, Subsequent Events, for discussion regarding the loan dispute.

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

The Secured Convertible Notes are convertible into shares (the “Note Shares”) of the Company’s common stock at a conversion rate of $2.50 per share of common stock at the Holder’s option: 1) at any time after the first anniversary of the date of issuance or 2) at any time within 90 days after a “triggering event,” including a sale, reorganization, merger, or similar transaction where the Company is not the surviving entity. The Secured Convertible Notes are also subject to mandatory conversion at any time after th

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

e first anniversary of the date of issuance if the average volume of shares of common stock traded on the Nasdaq Capital Market, NYSE American Market or a higher tier of either exchange is 100,000 or more for the 10 trading days prior to the applicable date. Such a mandatory conversion has not occurred.

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company is required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. During the six months ended June 30, 2022, the Company incurred $0.1 million and paid $0 in liquidated damages to noteholders. During the six months ended June 30, 2021, the Company incurred $0.1 million and paid $0 in liquidated damages to noteholders.

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

Debt (with related parties) consists of:

($ in thousands)	June 30, 2022		December 31, 2021
(a) Antara Financing Agreement	$20,102	(1)	$18,697	(2)
(b) Four promissory notes with an aggregate principal amount of $9.5 million	—		9,500
(c) Bridge loan and Executive loans	9,825		—
(d) $3.8 million senior promissory note	3,800	(1)	3,800	(2)
(e) $4.0 million promissory note	4,000	(1)	4,000	(2)
(f) $2.5 million promissory note - stockholder	1,386		1,506
(g) $6.4 million promissory note - stockholder	6,396		6,361
(h) Notes payable acquired from Ritter	377		399
Total before debt issuance costs and debt discount	45,886		44,263
Debt issuance costs	(16)		(18)
Debt discount	(1,134)		(7,058)
	44,736		37,187
Less current portion	(44,407)		(33,164)
Long-term debt, less current portion - related party	$329		$4,023

(1) Classified as a current liability as of June 30, 2022 due to the existence of one or more covenant violations.

(2) Classified as a current liability as of December 31, 2020 due to the probability of recurrence of covenant violations, other than the EBITDA-based covenant, during 2021.

(a)
Antara Financing Agreement

The $20.1 million of Term Loans bear interest at 14.5% per annum. The maturity date is ninety-one days after the fifth anniversary of the closing date of the Main Street Loan (March 15, 2026) or the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan, whichever occurs first. Beginning with the Omnibus Amendment and ending on December 14, 2020, interest was paid in kind at a rate of 17% per annum. Beginning December 14, 2020, interest on the Term Loans is payable in kind at 14.5% per annum for the first eight full or partial calendar quarters following December 14, 2020 and is payable in cash at the rate of 12.0% per annum commencing with the ninth calendar quarter following the effective date. All outstanding principal and interest is due on the maturity date.

The Company classified the $20.1 million and $18.7 million unpaid principal balances, which include capitalized interest, as current liabilities as of June 30, 2022 and December 31, 2021, respectively, due to the existence of one or more covenant violations. As of June 30, 2022 and December 31, 2021, the unamortized debt discount was $0.9 million and $1.0 million, respectively.

(b)
Four promissory notes with an aggregate principal amount of $9.5 million

The four promissory notes were issued to the former EAF members with interest at 1.5%, issued February 1, 2017, and mature February 1, 2026. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. These promissory notes were convertible into 7,000,000 shares of the Company's common stock. The holder’s conversion option was limited on a monthly basis to the number of shares of common stock equal to 10% of the thirty (30) day average trading volume of shares of common stock during the prior calendar month. Further, $35,000 was the minimum amount of principal or capitalized interest the holder must convert per conversion.

Refer to the discussion above regarding the Convertible Note Amendments, dated March 11, 2022, which resulted in the extinguishment of the four promissory notes due to their conversion into the Convertible Note Warrants. As of June 30, 2022 and December 31, 2021, the unamortized debt discount was $0 and $5.8 million, respectively.

(c)
Bridge Loan and Executive Loans

On March 11, 2022, the $9 million Bridge Loan was issued to Antara Capital and the $0.8 million Executive Loans were issued to the Executive Lenders. The Bridge Loan bears interest at 14% per annum and has an original maturity date of the earlier of (i) demand by Antara Capital at any time prior to the date on which a collateral agent designated by Antara Capital has been granted a valid and enforceable, perfected, first priority lien on the collateral described in the Bridge Loan Agreement, subject only to permitted liens, on terms reasonably acceptable to Antara Capital, and (ii) May 31, 2022. The Executive Loans bear interest at 14% per annum and have an original maturity date of June 3, 2022 (although all payments in respect of the Executive Loans are subordinated in right and time of payment to all payments in respect of the Bridge Loan). Interest on the Bridge Loan and Executive Loans will accrue until the principal balances are repaid. No principal and interest payments are due until maturity. On June 30, 2022, the Company, Antara Capital and the Executive Lenders entered into a Second Extension Agreement that extended the Bridge Loan maturity date from June 30, 2022 to July 8, 2022 and the Executive Loans maturity date from July 7, 2022 to July 15, 2022. Refer to Note 12, Subsequent Events, for discussion regarding the extensions of the maturity dates for the Bridge Loan and the Executive Loans, and the subsequent assignment of certain amounts owed to Antara Capital.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the subordinated promissory note and the promissory note described below, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the senior promissory note was $0.2 million. As of June 30, 2022 and December 31, 2021, the remaining unamortized debt discount was $0.1 million and $0.1 million, respectively. The Company classified the $3.8 million unpaid principal balance as a current liability as of June 30, 2022 and December 31, 2021 due to the existence of one or more covenant violations. Refer to Note 12, Subsequent Events - Creditor Exchange Agreements, for discussion regarding the exchange of the promissory note for warrants and a new promissory note.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the promissory note and the senior promissory note described above, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the promissory note was $0.3 million. As of June 30, 2022 and December 31, 2021, the remaining unamortized debt discount was $0.1 million and $0.1 million, respectively. The Company classified the $4.0 million unpaid principal balance as a current liability as of June 30, 2022 and December 31, 2021 due to the existence of one or more covenant violations. Refer to Note 12, Subsequent Events - Creditor Exchange Agreements, for discussion regarding the exchange of the promissory note for warrants and a new promissory note.

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

All of the aforementioned warrants are not considered indexed to the Company's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The following table summarizes such warrants outstanding and exercisable as of June 30, 2022 and December 31, 2021 that are liability-classified.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
June 30, 2022
Outstanding	29,088,886	$0.29	4.5
Exercisable	29,088,886	$0.29
December 31, 2021
Outstanding	16,022,000	$0.52	4.8
Exercisable	16,022,000	$0.52

In addition to the issuance of the aforementioned liability-classified warrants, the Company has issued warrants with different terms that are considered indexed to the Company's common stock and, therefore, are classified in additional paid-in capital and are not required to be measured at fair value at each reporting date. Such warrants include the Convertible Note Warrants issued on March 11, 2022, in connection with the Convertible Note Amendments, to purchase an aggregate of up to 7,533,750 shares of the Company's common stock at an exercise price of $0.01 per share. Refer to Note 5, Debt, for further discussion regarding the Convertible Note Warrants. The following table summarizes such equity-classified warrants outstanding and exercisable as of June 30, 2022 and December 31, 2021.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
June 30, 2022
Outstanding	18,518,124	$1.40	5.7
Exercisable	18,518,124	$1.40
December 31, 2021
Outstanding	11,087,708	$2.37	6.9
Exercisable	11,087,708	$2.37

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

The following table provides a reconciliation for the opening and closing balances of both liabilities for the periods presented:

($ in thousands)	Derivative Liability	Warrant Liabilities
Balance at December 31, 2021	$1,513	$13,784
Issuances	—	12,805
Net change in fair value	5,922	(18,350)
Balance at June 30, 2022	$7,435	$8,239

Balance at December 31, 2020	$2,278	$11,264
Issuances	—	—
Net change in fair value	(96)	(1,762)
Balance at June 30, 2021	$2,182	$9,502

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

The Company’s obligations under its debt agreements are carried at amortized cost. The fair value of the Company’s obligations under its convertible notes and the Term Loans under the Antara Financing Agreement are considered Level 3 liabilities of the fair value hierarchy because fair value was estimated using significant unobservable inputs. The fair value of the Company’s other debt arrangements are considered Level 2 liabilities of the fair value hierarchy because fair value is estimated using inputs other than quoted prices that are observable for the liability such as interest rates and yield curves. The estimated fair value of the Company’s Term Loans under the Antara Financing Agreement was $10.1 million as of June 30, 2022, and its carrying value was $19.2 million as of June 30, 2022. The estimated fair value of the Company’s Term Loans under the Antara Financing Agreement was $9.7 million as of December 31, 2021, and its carrying value was $17.7 million as of December 31, 2021. The carrying value of the Company’s remaining debt obligations approximates fair value, and was $52.7 million and $49.0 million as of June 30, 2022, and December 31, 2021, respectively.

Note 9 – Leases

Related Party Leases

The Company has various lease obligations with related parties for trucks, office space and terminals expiring at various dates through January 2029. During the six months ended June 30, 2022 and 2021 the Company incurred approximately $0.7 million and $0.7 million of related party lease costs, respectively. During the three months ended June 30, 2022 and 2021 the Company incurred approximately $0.4 million and $0.4 million of related party lease costs, respectively. At June 30, 2022 and December 31, 2021, the Company had the following balances recorded in the condensed consolidated balance sheets related to its lease arrangements with related parties:

($ in thousands)	Classification	June 30, 2022	December 31, 2021
Assets
Operating leases	Right-of-use-asset	$1,453	$2,107

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	292	840

Non-current:
Operating leases	Operating lease liabilities, less current portion	1,059	1,125

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

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets at June 30, 2022 and December 31, 2021. No payments have been made to date.

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

Long-Term Take-or-Pay Natural Gas Supply Contracts

As of June 30, 2022 and December 31, 2021, the Company had commitments to purchase natural gas on a take-or-pay basis with three vendors. It is anticipated these are normal purchases that will be necessary for sales, and that any penalties for failing to meet minimum volume requirements will be immaterial. As of June 30, 2022 and December 31, 2021, the estimated remaining liability under the take-or-pay arrangements was approximately $0.2 million and $0.2 million, respectively.

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

Letter of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting an EAF CNG station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $0.1

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

million minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $0.5 million, which amount may decrease annually during the term of the agreement and was equal to $0.2 million as of June 30, 2022 and December 31, 2021.

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

Note 12 - Subsequent Events

Bridge Loan and Executive Loans Extension Agreement

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

Under the Certificate of Designations, prior to a payment default under the Bridge Loan Agreement (a "Bridge Loan Triggering Event") and on and following the date on which all principal and accrued interest (including default interest) payable under the Bridge Loan Agreement has been paid-in-full (the date of such payment-in-full, the "Bridge Loan Discharge Date"), the holders of Series D Non-Participating Preferred Stock will vote together with the holders of the Company's common stock as a single class on any matter presented to the holders of the Company's common stock for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting) or on which such holders of common stock are otherwise entitled to act (each, a "Shareholder Matter"), and the holders of Series D Non-Participating Preferred Stock will be entitled to cast a number of votes on any Shareholder Matter equal to the total number of votes of all non-holders of Series D Non-Participating Preferred Stock entitled to vote on any such Shareholder Matter plus 10. From the occurrence of a Bridge Loan Triggering Event to (but excluding) the Bridge Loan Discharge Date, the holders of Series D Non-Participating Preferred Stock (in their capacity as such) will have no voting rights except as otherwise required by law. In addition, the Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series D Non-Participating Preferred Stock holders’ voting rights under the Certificate of Designations will require the consent of holders of a majority of the then outstanding (the "Series D Majority") Series D Non-Participating Preferred Stock. The Series D Majority may elect to waive or decline to exercise any or all voting rights granted under the Certificate of Designations, in whole or in part, on either a revocable or irrevocable basis.

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

The Company also issued: (i) warrants entitling certain exchanging creditors to purchase from the Company a specified number of shares of common stock of the Company collectively representing 10% of the Company’s post-Recapitalization Transactions common stock on a fully diluted basis at a purchase price of $0.53 and $0.63 per share; and (ii) restricted stock units (RSU) entitling certain members of management and critical stakeholders to purchase approximately 8% of the Company’s common stock on a pro-forma basis after giving effect to the Recapitalization Transactions.

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

Creditor Exchange Agreements

On September 8, 2022, the Company and certain of its subsidiaries entered into Exchange Agreements (the “Exchange Agreements”) with each of Danny Cuzick, John and Ursula Lampsa, Billy (Trey) Peck Jr., Mohsin Meghji, and Robert Mendola (collectively, the “Exchanging Creditors”). Pursuant to the Exchange Agreements, the Exchanging Creditors exchanged promissory notes issued by the Company and its subsidiaries in the aggregate amount of principal and accrued interest of approximately $18.3 million for (i) warrants to purchase 52,304,758 shares of common stock of the Company at $0.0001 per share that will be exercisable following the adoption of the Charter Amendment, (ii) warrants to purchase 33,284,846 shares of common stock of the Company at $0.53 per share that will be exercisable following the adoption of the Charter Amendment, and (iii) new promissory notes in the aggregate principal amount of approximately $3.7 million (the “Takeback Notes”). Immediately prior to the exchange, three Exchanging Creditors also received a $0.1 million cash payment. The Takeback Notes bear interest at 3% per annum, are unsecured, and have a maturity date of September 8, 2027. Interest on the Takeback Notes is payable in cash or in kind at the Company’s option on the first day of each January April, July and October. Each warrant issued to the Exchanging Creditors at an exercise price of $0.0001 per share may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of thirty days following the date the Company’s board of directors adopts the Charter Amendment. Each warrant issued to the Exchanging Creditors at an exercise price of $0.53 per share may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance.

Amended and Restated Limited Liability Company Operating Agreement

On September 8, 2022, the Company, Antara Capital, and EVO Holding entered into an Amended and Restated Limited Liability Company Operating Agreement (the “A&R LLC Agreement”) for EVO Holding Pursuant to the A&R LLC Agreement and the Securities Purchase Agreement, EVO Holding issued one convertible preferred membership interest in EVO Holding (the “Preferred Interest”) to Antara Capital. The Preferred Interest is convertible at Antara Capital’s election during the Conversion Period into 99% of the common membership interests of EVO Holding. The Conversion Period is defined as each date of determination on which (i) Consolidated EBITDA for the Company and its subsidiaries for the most recently completed fiscal quarter that is the first, second or third fiscal quarter is less than $6.0 million, with such determination initially being made with respect to the second fiscal quarter of 2023, (ii) Consolidated EBITDA for the Company and its subsidiaries for the most recent fourth fiscal quarter that is one of the two most recently completed fiscal quarters is less than $9.0 million, (iii) the Company or any of its subsidiaries fails to pay any principal or interest due in respect of any debt with an outstanding aggregate principal amount in excess of $1.0 million when due, subject to certain cure rights, (iv) any debt of the Company or any of its subsidiaries with an outstanding aggregate principal amount in excess of $1.0 million becomes due prior to its stated maturity, (v) the Company has failed to deliver unaudited quarterly financial statements with certain prescribed time periods, or (vi) the Company has failed to deliver audited annual financial statements within certain prescribed time periods.

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

Loan Dispute

On December 31, 2014 Titan El Toro LLC (“Titan”) and Titan CNG LLC (f/k/a First CNG LLC) (“CNG”, and, together with Titan, the “Borrowers”), in their capacity as co-borrowers, entered into that certain Loan Agreement with Tradition Capital Bank to incur a term loan in the initial principal amount of $1,300,000 (the “Tradition Loan”). Each of the Borrowers is a direct or indirect, wholly-owned subsidiary of EVO Transportation & Energy Services, Inc. The Tradition Loan is secured by substantially all of the Borrowers’ personal property. In addition, the Tradition Loan was personally guaranteed by several of Titan’s prior owners.

On or about March 20, 2018, the Company entered into a Share Escrow Agreement (the “Escrow Agreement”) with certain of the guarantors of the Tradition Loan. Pursuant to the terms of the Escrow Agreement, the guarantors party to the agreement placed an aggregate of 240,000 shares of Common Stock in escrow, to be held by EVO until such time as one or more third parties offered to purchase the escrowed shares and EVO approved such purchase or purchases. To the extent that any such third party offer(s) resulted in a sale, 75% of the proceeds of such sale(s) of the escrowed shares would be paid to EVO and used by the Company to repay any amounts outstanding under the Tradition Capital Bank loan facility, and the remaining 25% of the proceeds would be paid pro rata to the guarantors party to the Escrow Agreement.

On August 26, 2022, Tradition delivered to the Borrower a notice regarding the non-payment of amounts due in July and August 2022. On October 12, 2022 Falcon Capital LLC (“Falcon”) delivered to EVO and the Borrowers a notice indicating that the Tradition Loan had been purchased by Falcon. It is the Company’s understanding that a former board member, a personal guarantor under the Tradition Loan, is the Managing Member of Falcon. On October 28, 2022, counsel to Falcon delivered to EVO a notice of default pursuant to which Falcon purported to accelerate the Loan Agreement and demanded payment from EVO of the principal amount outstanding, plus accrued interest and late charges totaling approximately $485,000.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On December 16, 2022, Falcon filed an action (the “Falcon Action”) in the District Court, Fourth Judicial District, Hennepin County, Minnesota naming EVO and CNG as defendants. The Falcon Action alleges, among other things, that EVO (i) assumed the obligation to pay the lender under the Tradition Loan, and (ii) breached the implied covenant of good faith and fair dealing with respect to the Escrow Agreement, and demands payment in an amount exceeding $457,350. The Company believes that EVO is not a proper defendant because it is not an obligor, borrower or guarantor of the Tradition Loan. Further, the Company intends on vigorously defending the lawsuit.

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

EVO has grown primarily through acquisitions, and we have completed seven acquisitions since our initial business combination in 2016. We have also grown organically by obtaining new contracts from the USPS and other customers. During the six months ended June 30, 2022, we generated $132.9 million in revenues from the USPS. We have been actively integrating the acquisitions we have made under common leadership and technology and are now operating under a single umbrella brand.

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

Results from Operations

Three Months Ended June 30, 2022, as compared with the Three Months Ended June 30, 2021

Trucking revenue: The majority of Trucking revenue is derived from the USPS. The remainder of the revenue is derived from corporate freight hauling. The USPS contracts are typically four years in duration and include a monthly fuel adjustment. Trucking revenue was $75.0 million and $56.4 million during the three months ended June 30, 2022 and 2021, respectively. The $18.6 million, or 33.0%, increase in Trucking revenue from the three months ended June 30, 2021 to the three months ended June 30, 2022 is primarily due to revenue from new USPS contracts, along with increased fuel surcharge revenue as a result of increased fuel prices.

Payroll, benefits and related: Payroll, benefits, and related expense includes total compensation of drivers and non-drivers. Included in driver compensation is an incremental hourly rate for benefits. Payroll, benefits and related expense was $31.5 million and $23.8 million during the three months ended June 30, 2022 and 2021. The $7.7 million, or 32.4%, increase in payroll, benefits and related expense is primarily due to the 33.0% increase in Trucking revenue during the same periods.

Purchased transportation: Purchased transportation represents payments to subcontracted third-party companies. These contracts are typically negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to, labor, equipment, fuel and associated expenses. Purchased transportation expense was $9.0 million and $11.5 million during the three months ended June 30, 2022 and 2021, respectively. The $2.5 million, or 21.7%, decrease in purchased transportation expense from the three months ended June 30, 2021 to the three months ended June 30, 2022 is primarily due to an increased use of employee drivers rather than subcontracted third-party company resources.

Fuel: Fuel expense is comprised of diesel and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors. Fuel expense was $13.8 million and $6.5 million during the three months ended June 30, 2022 and 2021, respectively. The $7.3 million, or 112.3%, increase in fuel expense is due primarily to the 33.0% increase in trucking revenue combined with an increase in the average DOE fuel price to $5.53 per gallon for the three months ended June 30, 2022 from $3.21 per gallon for the three months ended June 30, 2021.

Equipment rent: The Company rents and leases a portion of its trucks and trailers through a combination of short-term rental arrangements and long-term lease arrangements. Equipment rent expense was $4.1 million and $3.0 million during the three months ended June 30, 2022 and 2021, respectively. The $1.1 million, or 36.7%, increase in equipment rent expense from the three months ended June 30, 2021 to the three months ended June 30, 2022 is primarily due to the need to service new USPS contracts by acquiring additional trucks and trailers via new leasing arrangements.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet. Maintenance and supplies expense was $3.9 million and $2.5 million during the three months ended June 30, 2022 and 2021, respectively. The $1.4 million or 56.0%, increase in maintenance and supplies expense from the three months ended June 30, 2021 to the three months ended June 30, 2022 is primarily due to an increase in the size of the fleet combined with increased maintenance costs for the existing fleet, which the Company is in process of refreshing with newer equipment.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage expense related to the trucking segment of the business. Insurance and claims expense was $2.1 million and $2.4 million during the three months ended June 30, 2022 and 2021, respectively. The $0.3 million, or 12.5%, decrease in insurance and claims expense from the three months ended June 30, 2021 to the three months ended June 30, 2022 is primarily due to premium adjustments and fewer significant, nonrecurring claims.

Operating supplies and expenses: Operating and supplies expense includes all other direct costs in the Trucking segment. Operating supplies and expenses was $3.1 million and $3.5 million during the three months ended June 30, 2022 and 2021, respectively. The $0.4 million, or 11.4%, decrease in operating supplies and expenses from the three months ended June 30, 2021 to the three months ended June 30, 2022 is primarily due to more cost efficient completion of certain routes.

General and administrative: General and administrative expense was $4.2 million and $4.2 million for the three months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization: Depreciation and amortization expense was $4.2 million and $3.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase is due to an increase in finance lease right-of-use asset amortization expense.

Interest expense: Interest expense was $10.3 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively. The $7.5 million, or 267.9%, increase in interest expense from the three months ended June 30, 2021 to the three months ended June 30, 2022 is primarily due to the Bridge Loan Agreement, dated March 11, 2022, whereby the Company borrowed $9 million from Antara Capital and granted Antara Capital 11,969,667 warrants to purchase Company common stock at an exercise price of $0.01 per share. Refer to Note 5, Debt, for further discussion.

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

Six Months Ended June 30, 2022, as compared with the Six Months Ended June 30, 2021

Trucking revenue: The majority of Trucking revenue is derived from the USPS. The remainder of the revenue is derived from corporate freight hauling. The USPS contracts are typically four years in duration and include a monthly fuel adjustment. Trucking revenue was $147.5 million and $110.4 million during the six months ended June 30, 2022 and 2021, respectively. The $37.1 million, or 33.6%, increase in Trucking revenue from the six months ended June 30, 2021 to the six months ended June 30, 2022 is primarily due to revenue from new USPS contracts, along with increased fuel surcharge revenue as a result of increased fuel prices.

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

Payroll, benefits and related: Payroll, benefits, and related expense includes total compensation of drivers and non-drivers. Included in driver compensation is an incremental hourly rate for benefits. Payroll, benefits and related expense was $64.1 million and $46.7 million during the six months ended June 30, 2022 and 2021, respectively, which corresponds to revenue for these periods. The $17.4 million, or 37.3%, increase in payroll, benefit and related expense is primarily due to the 33.6% increase in Trucking revenue during the same periods.

Purchased transportation: Purchased transportation represents payments to subcontracted third-party companies. These contracts are typically negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to, labor, equipment, fuel and associated expenses. Purchased transportation expense was $22.4 million and $20.7 million during the six months ended June 30, 2022 and 2021, respectively. The $1.7 million, or 8.2%, increase in purchased transportation expense from the six months ended June 30, 2021 to the six months ended June 30, 2022 is primarily due to an increased use of subcontracted third-party companies rather than employee drivers.

Fuel: Fuel expense is comprised of diesel and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors. Fuel expense was $24.6 million and $11.9 million during the six months ended June 30, 2022 and 2021, respectively. The 12.7 million, or 106.7%, increase in fuel expense is due primarily to the 33.6% increase in trucking revenue combined with an increase in the average DOE fuel price to $4.95 per gallon for the six months ended June 30, 2022 from $3.06 per gallon for the six months ended June 30, 2021.

Equipment rent: The Company rents and leases a portion of its trucks and trailers through a combination of short-term rental arrangements and long-term lease arrangements. Equipment rent expense was $8.4 million and $5.5 million during the six months ended June 30, 2022 and 2021, respectively. The $2.9 million, or 52.7%, increase in equipment rent expense from the six months ended June 30, 2021 to the six months ended June 30, 2022 is primarily due to the need to service new USPS contracts by acquiring additional trucks and trailers via new leasing arrangements.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet. Maintenance and supplies expense was $7.6 million and $4.7 million during the six months ended June 30, 2022 and 2021, respectively. The $2.9 million, or 61.7%, increase in maintenance and supplies expense from the six months ended June 30, 2021 to the six months ended June 30, 2022 is primarily due to an increase in the size of the fleet combined with increased maintenance costs for the existing fleet, which the Company is in process of refreshing with newer equipment.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage expense related to the trucking segment of the business. Insurance and claims expense was $3.4 million and $5.0 million during the six months ended June 30, 2022 and 2021, respectively. The $1.6 million, or 32.0%, decrease in insurance and claims expense from the six months ended June 30, 2021 to the six months ended June 30, 2022 is primarily due to premium adjustments and fewer significant, nonrecurring claims.

Operating supplies and expenses: Operating and supplies expense includes all other direct costs in the Trucking segment. Operating supplies and expenses was $6.4 million and $7.6 million during the six months ended June 30, 2022 and 2021, respectively. The $1.2 million, or 15.8%, decrease in operating supplies and expenses from the six months ended June 30, 2021 to the six months ended June 30, 2022 is primarily due to more cost efficient completion of certain routes.

General and administrative: General and administrative expense was $8.3 million and $7.8 million for the six months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization: Depreciation and amortization expense was $8.1 million and $7.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase is due to an increase in finance lease right-of-use asset amortization expense being substantially offset by a decrease in depreciation expense.

Interest expense: Interest expense was $20.1 million and $6.9 million for the six months ended June 30, 2022 and 2021, respectively. The $13.2 million, or 191.3%, increase in interest expense from the six months ended June 30, 2021 to the six months ended June 30, 2022 is primarily due to the Bridge Loan Agreement, dated March 11, 2022, whereby the Company borrowed $9 million from Antara Capital and granted Antara Capital 11,969,667 warrants to purchase Company common stock at an exercise price of $0.01 per share. Refer to Note 5, Debt, for further discussion.

Gain (loss) on extinguishment of debt: The $5.3 million loss on extinguishment of debt during the six months ended June 30, 2022 is due to: (1) the $5.2 million loss on the extinguishment of the four promissory notes with an aggregate principal amount of $9.5 million as a result of the Convertible Note Amendments, dated March 11, 2022; and (2) the $0.2 million loss on extinguishment of the Batuta Secured Convertible Note. The $0.8 million gain on extinguishment of debt during the six months ended June 30, 2021 is due to: (1) the $2.5 million gain on the partial extinguishment of the $4.0 million Secured Convertible Promissory Notes during March and April 2021; and (2) the $1.7 million loss on extinguishment resulting from using all of the net proceeds from the Main Street Loan to pay down the aggregate principal amount due under the Antara Financing Agreement (including capitalized interest) from $33.6 million to $16.7 million during the first quarter of 2021.

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

Liquidity and Capital Resources

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $10.4 million and $7.3 million at June 30, 2022 and December 31, 2021, respectively. The increase is primarily attributable to the cash provided by operating activities during the six months ended June 30, 2022.

Operating Activities. Net cash provided by operating activities was $5.6 million during the six months ended June 30, 2022. Net cash provided by operating activities was $11.6 million during the six months ended June 30, 2021. For the six months ended June 30, 2022, the Company had a net loss of $20.1 million. For the six months ended June 30, 2021, the Company had net income of $22.1 million.

For six months ended June 30, 2022, the net loss included $18.8 million in adjustments for non-cash items and $6.9 million of cash provided for changes in working capital. Non-cash items primarily consisted of $8.1 million in depreciation and amortization, $5.1 million in non-cash interest expense, non-cash lease expense of $2.2 million, amortization of debt discount and debt issuance costs of $10.0 million, a loss on extinguishment of debt of $5.3 million and a $5.9 million change in fair value of the embedded derivative liability, partially offset by a $18.4 million change in fair value of warrant liabilities.

For the six months ended June 30, 2021, the net income included $10.9 million in adjustments for non-cash items and $21.4 million of cash used for changes in working capital. Non-cash items primarily consisted of $7.4 million in depreciation and amortization, $3.7 million in non-cash interest expense, non-cash lease expense of $1.6 million, stock option and warrant-based compensation expense of $0.3 million, and amortization of debt discount and debt issuance costs of $0.5 million, partially offset by a $1.8 million change in fair value of warrant liabilities and a gain on extinguishment of debt of $0.8 million.

Investing Activities. Net cash used in investing activities was $0 million for the six months ended June 30, 2022, and net cash used in investing activities was $4.6 million for the six months ended June 30, 2021. The net cash used in investing activities during the six months ended June 30, 2021 is primarily related to $4.8 million of capital expenditures.

Financing Activities. Net cash used in financing activities was $2.5 million for the six months ended June 30, 2022. Net cash used in financing activities was $21.2 million for the six months ended June 30, 2021. The cash used in financing activities during the six months ended June 30, 2022 primarily consisted of $129.1 million in payments on factoring arrangements, $2.4 million in payments of debt principal, and $4.0 million in payments on finance lease liabilities, partially offset by $123.4 million in advances from factoring receivables and $9.6 million of proceeds from the issuance of debt. The cash used in financing activities during the six months ended June 30, 2021 primarily consisted of $105.4 million in payments on factoring arrangements, $21.4 million in payments of debt principal, and $1.3 million in payments on finance lease liabilities, partially offset by $103.9 million in advances from factoring receivables and $3.7 million of proceeds from the issuance of debt.

Sources of Liquidity

Our primary historical and future sources of liquidity are cash on hand ($10.4 million at June 30, 2022), the incurrence of additional indebtedness, the sale of the Company’s common stock or preferred stock, and advances under our accounts receivable factoring arrangements. However, there can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or the sale of the Company’s common stock or preferred stock.

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

Going Concern

As of June 30, 2022, the Company had a cash balance of $10.4 million, a working capital deficit of $108.2 million, stockholders’ deficit of $61.6 million, and material debt and lease obligations of $117.4 million, which include term loan borrowings under a financing agreement with Antara Capital. During the six months ended June 30, 2022, the Company reported cash provided by operating activities of $5.6 million and a net loss of $20.1 million.

The following significant transactions and events affecting the Company’s liquidity occurred during the six months ended June 30, 2022:

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

The following significant transactions and events affecting the Company’s liquidity occurred following the six months ended June 30, 2022:

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
•
On September 8, 2022, the Company and Antara Capital entered into a Securities Purchase Agreement and consummated certain transactions involving the recapitalization of the Company. This includes the sale and issuance of new equity by the Company and the cancellation of certain indebtedness in exchange for equity of the Company and or its subsidiaries (collectively the “Recapitalization Transactions”). In connection with the Recapitalization Transactions, Antara Capital agreed to pay the Company $13.5 million to purchase 341,566,839 warrants to purchase common stock and 1 share of convertible preferred stock in EVO Holding Company, LLC (“EVO Holding”) (the “Preferred Interest”). Upon exercise of the warrants Antara Capital will own approximately 64% of the Company on a fully diluted basis. The Preferred Interest is convertible into 99% of the common membership interests of EVO Holding, if the Company fails to meet certain financial conditions, at Antara Capital’s election during the Conversion Period, defined in Note 12, Subsequent Events, under the heading “Amended and Restated Limited Liability Company Operating Agreement.” EVO Holding maintains the Company’s ownership interests in the Ritter Companies, which provide a material portion of our Trucking revenue. During the three and six months ended June 30, 2022, the Ritter Companies provided approximately 18% and 19% of our Trucking revenue, respectively. During the three and six months ended June 30, 2021, the Ritter Companies provided approximately 19% of our Trucking revenue. Refer to Note 12, Subsequent Events, for further discussion regarding the Recapitalization Transactions and the rights and privileges surrounding the Preferred Interest.

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

Refer to Notes 4 and 5 to the unaudited condensed consolidated financial statements for further information regarding the Company’s factoring and debt obligations. Refer to Note 12, Subsequent Events, to the unaudited condensed consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to June 30, 2022.

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

In accordance with Exchange Act rules 13a-15 and 15d-15, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures” including limitations in management’s evaluation of internal controls as a result of insufficient documentation of internal controls under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Remediation Plan

In light of the control deficiencies identified at June 30, 2022, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and plan to implement the specific remediation initiatives described below:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 12, Subsequent Events, for discussion regarding the Loan Dispute.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended JUNE 30, 2022

Exhibit	Description

4.1

Loan Extension Agreement dated May 31, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (1)

10.1	Board Observer Agreement dated May 31, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (1)

10.2	Indemnification Agreement dated May 31, 2022 between EVO Transportation & Energy Services, Inc. and Chetan Bansal (1)

10.3	Indemnification Agreement dated May 31, 2022 between EVO Transportation & Energy Services, Inc. and Raph Posner (1)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ Management contract or compensatory plan or arrangement.

(1)
Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the SEC on June 6, 2022 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: February 7, 2023	By:	/s/ Michael Bayles
Michael Bayles
Chief Executive Officer
Principal Executive Officer

Date: February 7, 2023	By:	/s/ Raj Kapur
Raj Kapur
Chief Accounting Officer
Interim Chief Financial Officer
Principal Accounting and Financial Officer