Form 10-Q
period 2022-09-30
EVO Transportation & Energy Services, Inc.
filed 2023-08-22
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of August 22, 2023, there were 435,200,219 shares of the registrant’s common stock, par value $0.0001, outstanding.

Explanatory Note

We have been delayed in filing this Quarterly Report on Form 10-Q (this “Q3 2022 Quarterly Report”). Immediately following the filing of this Q3 2022 Quarterly Report, we expect to file our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”). Unless otherwise noted, the disclosures in this Q3 2022 Quarterly Report speak as of September 30, 2022 and for the three-month and nine-month periods then ended.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

i

EVO TRANSPORTATION & ENERGY SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2022	December 31, 2021
($ in thousands, except share and per share data)
Assets
Current assets
Cash	$15,487	$6,325
Accounts receivable - trade, net	6,452	22,697
Alternative fuels tax credit receivable	425	287
Due from related party	10	10
Prepaids and other current assets	4,574	2,150
Total current assets	26,948	31,469
Non-current assets
Property and equipment, net	22,178	27,962
Goodwill	23,837	23,837
Intangible assets, net	3,512	4,180
Operating lease right-of-use assets, net	6,202	7,155
Finance lease right-of-use assets, net	27,290	24,391
Deposits and other long-term assets	6,969	7,520
Total non-current assets	89,988	95,045
Total assets	$116,936	$126,514
Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$14,956	$16,245
Accrued expenses and other current liabilities	13,335	19,744
Accrued interest - related party	782	2,743
Embedded derivative liability	1,501	1,513
Warrant liabilities	20,495	13,784
Advances under factoring arrangements, current portion	1,715	9,073
Current portion of long-term debt	21,477	22,135
Current portion of long-term debt - related party	30,686	33,164
Operating lease liabilities, current portion	2,285	3,045
Finance lease liabilities, current portion	8,283	4,448
Total current liabilities	115,515	125,894
Non-current liabilities
Advances under factoring arrangements, less current portion	4,016	5,202
Long-term debt, less current portion	4,777	7,455
Long-term debt, less current portion - related party	4,484	4,023
Operating lease liabilities, less current portion	3,977	4,114
Finance lease liabilities, less current portion	19,961	21,790
Deferred tax liability	230	97
Total non-current liabilities	37,445	42,681
Total liabilities	152,960	168,575
Commitments and contingencies (Note 11)
Temporary Equity
Series A Redeemable Convertible Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 (September 30, 2022) and 100,000 (December 31, 2021) shares issued and outstanding, includes accrued and undeclared dividends of $0 (September 30, 2022) and $134 (December 31, 2021) and liquidation preference of $0 (September 30, 2022) and $434 (December 31, 2021)	—	434
Series B Redeemable Convertible Preferred stock, $0.0001 par value; 3,075,000 shares authorized, 0 (September 30, 2022) and 2,050,000 (December 31, 2021) shares issued and outstanding, includes accrued and undeclared dividends of $0 (September 30, 2022) and $1,090 (December 31, 2021) and liquidation preference of $0 (September 30, 2022) and $7,240 (December 31, 2021)	—	7,240
Series C Redeemable Preferred stock, $0.0001 par value; 1 (September 30, 2022) and 0 (December 31, 2021) share authorized, issued and outstanding, includes accrued dividends of $0 (September 30, 2022) and liquidation preference of $0 (September 30, 2022 and December 31, 2021)	—	—
Redeemable common stock, at redemption value; 0 (September 30, 2022) and 2,240,000 (December 31, 2021)	—	1,200
Stockholders’ deficit
Series D Non-Redeemable Preferred stock, $0.0001 par value; 1 (September 30, 2022) and 0 (December 31, 2021) share authorized, issued and outstanding, includes liquidation preference of $0 (September 30, 2022 and December 31, 2021)	—	—
Common stock, $0.0001 par value; 600,000,000 (September 30, 2022 ) and 100,000,000 (December 31, 2021) shares authorized; 22,553,583 (September 30, 2022) and 15,213,145 (December 31, 2021) shares issued and outstanding	2	2
Common stock issuable	3,474	4,390
Additional paid-in capital	65,744	32,039
Accumulated deficit	(105,244)	(87,366)
Total stockholders’ deficit	(36,024)	(50,935)
Total liabilities, temporary equity and stockholders’ deficit	$116,936	$126,514

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2022	2021	2022	2021
Revenue
Trucking	$75,251	$68,769	$222,795	$179,160
Other	109	91	227	35,039
Total revenue	75,360	68,860	223,022	214,199
Operating expenses
Payroll, benefits and related	33,378	27,923	97,486	74,639
Purchased transportation	8,320	17,303	30,678	38,024
Fuel	11,549	7,278	36,154	19,131
Equipment rent	3,261	3,736	11,666	9,275
Maintenance and supplies	3,880	2,642	11,491	7,357
General and administrative	6,415	4,101	14,670	11,876
Operating supplies and expenses	4,112	3,748	10,472	11,308
Depreciation and amortization	3,976	4,009	12,115	11,371
Insurance and claims	1,423	1,918	4,840	6,881
(Gain) loss on sale of fixed assets	(13)	41	29	78
CNG expenses	41	24	114	218
Total operating expenses	76,342	72,723	229,715	190,158
Operating income (loss)	(982)	(3,863)	(6,693)	24,041
Other income (expense)
Interest expense	(10,787)	(2,784)	(30,890)	(9,686)
Change in fair value of embedded derivative liability	5,934	1,311	12	1,407
Change in fair value of warrant liabilities	6,946	481	25,296	2,243
Gain (loss) on extinguishment of debt	—	10,163	(5,318)	10,953
Other miscellaneous income	236	10	236	14
Total other expense	2,329	9,181	(10,664)	4,931
Income (loss) before income taxes	1,347	5,318	(17,357)	28,972
(Provision) benefit for income taxes	881	11	(521)	(1,574)
Net (loss) income	$2,228	$5,329	$(17,878)	$27,398
Earnings per share:
Basic	$0.01	$0.17	$(0.23)	$0.89
Diluted	$0.01	$0.16	$(0.23)	$0.83
Weighted average shares outstanding:
Basic	146,316,155	30,891,398	78,165,201	30,377,872
Diluted	146,335,920	33,536,838	78,165,201	33,358,162

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Nine Months Ended September 30, 2022

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands, except share data)	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	15,213,145	$2	$4,390	$32,039	$(87,366)	$(50,935)
Issuance of common stock - related party	—	—	1,174,800	—	(916)	916	—	—
Conversion of convertible notes into warrants	—	—	—	—	—	9,708	—	9,708
Stock-based compensation expense	—	—	—	—	—	31	—	31
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	—	—	(12,763)	(12,763)
Balance - March 31, 2022	—	—	16,387,945	2	3,474	42,533	(100,129)	(54,120)
Stock-based compensation expense	—	—	—	—	—	34	—	34
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	—	—	(7,343)	(7,343)
Balance - June 30, 2022	—	—	16,387,945	2	3,474	42,405	(107,472)	(61,591)
Reclassification of warrants from liability classified to equity classified	—	—	—	—	—	1,258	—	1,258
Issuance of Series D Non-Redeemable Preferred stock	1	—	—	—	—	750	—	750
Exercise of warrants into common stock	—	—	3,500,000	—		69	—	69
Issuance of equity classified warrants	—	—	—	—	—	3,074	—	3,074
Restructuring gain from related parties	—	—	—	—	—	8,954	—	8,954
Reclassification of redeemable common stock	—	—	—	—	—	1,200		1,200
Stock-based compensation expense	—	—	—	—	—	37	—	37
Conversion of Series A Redeemable Preferred stock into common stock	—	—	150,597	—	—	452	—	452
Conversion of Series B Redeemable Preferred stock into common stock	—	—	2,515,041	—	—	7,545	—	7,545
Net income	—	—	—	—	—	—	2,228	2,228
Balance - September 30, 2022	1	$—	22,553,583	$2	$3,474	$65,744	$(105,244)	$(36,024)

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Nine Months Ended September 30, 2021

	Common Stock		Common Stock Subscribed		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands)	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2020	15,212,815	$2	80	$—	$3,474	$30,821	$(101,619)	$(67,322)
Obligation to issue common stock - related party	—	—	—	—	916	—	—	916
Issuance of warrants to extinguish debt	—	—	—	—	—	1,224	—	1,224
Common stock issued for services - related party	—	—	250	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	232	—	232
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	—	—	31,223	31,223
Balance - March 31, 2021	15,212,815	2	330	—	4,390	32,116	(70,396)	(33,888)
Issuance of warrants to extinguish debt						68		68
Stock-based compensation expense	—	—	—	—	—	117	—	117
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	—	—	(9,154)	(9,154)
Balance - June 30, 2021	15,212,815	2	330	—	4,390	32,139	(79,550)	(43,019)
Stock-based compensation expense	—	—	—	—	—	178	—	178
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(9)	—	(9)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	—	—	5,329	5,329
Balance - September 30, 2021	15,212,815	$2	330	$—	4,390	$32,153	$(74,221)	$(37,676)

See notes to unaudited condensed consolidated financial statements

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
($ in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$(17,878)	$27,398
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,115	11,371
Non-cash lease expense	2,905	2,903
Loss on sale of fixed assets	29	78
Amortization of debt discount and debt issuance costs	10,148	793
Deferred income taxes	133	43
Stock-based compensation expense	102	527
Non-cash interest expense	14,117	4,768
Bad debt expense	504	1
Change in fair value of embedded derivative liability	(12)	(1,407)
Change in fair value of warrant liabilities	(25,296)	(2,243)
(Gain) loss on extinguishment of debt	5,318	(10,953)
Restructuring gain from Recapitalization Transactions	(214)	—
Changes in assets and liabilities
Accounts receivable - trade	15,741	(14,162)
Alternative fuels tax credit receivable	(138)	742
Due from related party	—	30
Other assets	(1,874)	(2,502)
Accounts payable	(1,791)	(721)
Accrued expenses and other current liabilities	(5,988)	(2,924)
Accrued interest - related party	1,244	357
Operating lease liabilities	(3,359)	(4,092)
Net cash provided by (used in) operating activities	5,806	10,007
Cash flows from investing activities
Purchases of equipment	(48)	(7,132)
Proceeds from sale of assets	22	315
Net cash provided by (used in) investing activities	(26)	(6,817)
Cash flows from financing activities
Proceeds from sale of common stock, preferred stock and warrants	13,557	—
Proceeds from issuance of debt	—	5,749
Payments of principal on debt	(3,588)	(4,306)
Proceeds from issuance of debt - related party	9,625	—
Payments of principal on debt - related party	(261)	(18,513)
Payment of prepayment penalty fees - related party	—	(777)
Advances from factoring arrangements	181,350	147,233
Payments on factoring arrangements	(191,030)	(149,451)
Debt extinguishment costs	(225)	—
Payments on finance lease liabilities	(6,047)	(3,056)
Net cash provided by (used in) financing activities	3,381	(23,121)
Net increase (decrease) in cash and restricted cash	9,161	(19,931)
Cash and restricted cash - beginning of year	7,329	26,644
Cash and restricted cash - end of year	$16,490	$6,713

Supplemental disclosures of cash flow information:
Income tax paid	$1,852	$783
Interest paid	$2,680	$471

Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$6,300	$1,636
Right-of-use assets obtained in exchange for operating lease liabilities	$3,677	$1,507
Restructuring gain from Recapitalization Transactions in additional paid-in capital	$8,954	$—
Fair value of warrants and common stock issued in connection with financing arrangements	$12,782	$2,208

See notes to unaudited condensed consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

EVO Transportation & Energy Services, Inc. (“EVO” and, together with its direct and indirect subsidiaries, the “Company”) is a transportation provider serving the United States Postal Service (“USPS”) and other customers. We believe EVO is one of the largest surface transportation companies serving the USPS, with a diversified fleet of tractors, straight trucks and other vehicles that currently operate on either diesel fuel, gasoline, or compressed natural gas (“CNG”). In connection with providing our mail transportation and delivery services to the USPS and our freight services to other corporate customers, we outsource the transportation of certain loads to third-party carriers. We operate from our headquarters in Phoenix, Arizona and from numerous terminals throughout the United States.

Historically, we have grown primarily through acquisitions and have also grown organically by obtaining new contracts from the USPS and other customers.

Securities Purchase Agreement

On September 8, 2022, EVO, EVO Holding Company, LLC (“EVO Holding”), a subsidiary of EVO, and Antara Capital Master Fund LP (“Antara Capital”) entered into a Securities Purchase Agreement (the “SPA”) and consummated certain transactions involving the recapitalization of the Company (collectively the “Recapitalization Transactions”). This included the following:

•
EVO adopted an amendment to its certificate of incorporation to effect the increase in the number of authorized shares of its common stock, par value $0.0001, from 100 million to 600 million (the “Charter Amendment”). See Note 6, Stockholders' Deficit and Warrants, for more information.
•
Antara Capital agreed to pay EVO $13.5 million to purchase 22,353,696 immediately exercisable warrants to purchase 22,353,696 shares of common stock of EVO at an exercise price of $0.0001 per share, 319,213,143 warrants to purchase 319,213,143 shares of common stock of EVO at an exercise price of $0.0001 per share that was exercisable following the adoption of the Charter Amendment and 1 convertible preferred membership interest in EVO Holding. The Company recorded a $7.7 million loss to interest expense for the three and nine months ended September 30, 2022 in connection with the issuance of the warrants. Upon exercise of the warrants, which occurred in November 2022, Antara Capital owned approximately 69% of the Company on a fully diluted basis. The preferred interest is convertible into 99% of the common membership interests of EVO Holding, if the Company fails to meet certain financial conditions, at Antara Capital’s election during the Conversion Period, defined below under the heading “Amended and Restated Limited Liability Company Operating Agreement.” EVO Holding maintains the Company’s ownership interests in John W. Ritter Trucking, Inc. and its related companies (the "Ritter Companies"), which provide a material portion of our Trucking revenue. During the three and nine months ended September 30, 2022, the Ritter Companies provided approximately 18% and 19% of our Trucking revenue, respectively. During the three and nine months ended September 30, 2021, the Ritter Companies provided approximately 21% and 20% of our Trucking revenue. See Note 6, Stockholders’ Deficit and Warrants, for more information regarding the issued warrants.
•
In connection with the SPA, the Company entered into exchange agreements (the “Exchange Agreements”) with certain creditors, defined in Note 3, Related Party Transactions. Pursuant to the Exchange Agreements, the creditors agreed to exchange promissory notes in the aggregate amount of principal and accrued interest of approximately $18.3 million to purchase 71,324,670 warrants to purchase common stock and new promissory notes in the aggregate principal amount of approximately $3.7 million (the “Takeback Notes”). See Note 3, Related Party Transactions, Note 5, Debt, and Note 6, Stockholders’ Deficit and Warrants, for more information.
•
EVO issued warrants to purchase 4,754,978, 9,509,956 and 3,000,000 shares of EVO's common stock at exercise prices of $0.0001, $0.53 and $1.50 per share, respectively, to two former board members. See Note 6, Stockholders’ Deficit and Warrants, for more information regarding the issued warrants.
•
EVO issued warrants to purchase 23,224,117 shares of EVO's common stock at an exercise price of $0.63 per share to key equity holders and members of management. Each warrant issued may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance. See Note 6, Stockholders’ Deficit and Warrants, for more information regarding the issued warrants.

Amended and Restated Limited Liability Company Operating Agreement

In connection with the SPA, EVO, Antara Capital and EVO Holding entered into an Amended and Restated Limited Liability Company Operating Agreement (the “A&R LLC Agreement”) for EVO Holding. Pursuant to the A&R LLC Agreement and the SPA, EVO

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Holding issued one convertible preferred membership interest in EVO Holding (the “Preferred Interest”) to Antara Capital. The Preferred Interest is convertible at Antara Capital’s election during the Conversion Period into 99% of the common membership interests of EVO Holding. The Conversion Period is defined as each date of determination on which (i) Consolidated EBITDA for EVO and its subsidiaries for the most recently completed fiscal quarter that is the first, second or third fiscal quarter is less than $6.0 million, with such determination initially being made with respect to the second fiscal quarter of 2023, (ii) Consolidated EBITDA for EVO and its subsidiaries for the most recent fourth fiscal quarter that is one of the two most recently completed fiscal quarters is less than $9.0 million, (iii) EVO or any of its subsidiaries fails to pay any principal or interest due in respect of any debt with an outstanding aggregate principal amount in excess of $1.0 million when due, subject to certain cure rights, (iv) any debt of EVO or any of its subsidiaries with an outstanding aggregate principal amount in excess of $1.0 million becomes due prior to its stated maturity, (v) EVO has failed to deliver unaudited quarterly financial statements with certain prescribed time periods, or (vi) EVO has failed to deliver audited annual financial statements within certain prescribed time periods.

Going Concern

As of September 30, 2022, the Company had a cash balance of $15.5 million, a working capital deficit of $88.6 million, stockholders’ deficit of $36.0 million, and material debt and lease obligations of $101.7 million, which include term loan borrowings under a financing agreement with Antara Capital. During the nine months ended September 30, 2022, the Company reported cash provided by operating activities of $5.8 million and a net loss of $17.9 million.

The following significant transactions and events affecting the Company’s liquidity occurred during the nine months ended September 30, 2022:

•
On March 11, 2022, the Company and certain subsidiary guarantors of the Company entered into a Senior Secured Loan and Executive Loan Agreement (the "Bridge Loan Agreement") with Antara Capital and Thomas J. Abood, EVO's former chief executive officer, Damon R. Cuzick, EVO's former chief operating officer, Bridgewest Growth Fund LLC, an entity affiliated with Billy (Trey) Peck Jr., EVO's executive vice president - business development, and Batuta Capital Advisors LLC ("Batuta" and together with Mr. Abood, Mr. Cuzick and Bridgewest Growth Fund LLC, the "Executive Lenders"), an entity affiliated with Alexandre Zyngier, a member of EVO's board of directors (the “Board”). Pursuant to the Bridge Loan Agreement, EVO obtained a bridge loan in the amount of $9.0 million (the "Bridge Loan") from Antara Capital and also borrowed $0.8 million (the "Executive Loans") from the Executive Lenders. Refer to Note 5, Debt, for further discussion. Pursuant to the Bridge Loan Agreement, on March 11, 2022, Antara Capital appointed Michael Bayles, a former member of EVO's Board and a former officer of EVO, as a member of EVO's Board, effective immediately. Mr. Bayles was appointed to fill a newly-created vacancy on the Board.
•
On March 11, 2022, and pursuant to the Bridge Loan Agreement, EVO filed a Certificate of Designations of Series C Non-Participating Preferred Stock (the "Series C Certificate of Designations") with the Secretary of State of the State of Delaware, which authorized EVO to issue up to one share of Series C Preferred Stock, and issued to Antara Capital one share of Series C Preferred Stock.

Under the Series C Certificate of Designations, prior to a payment default under the Bridge Loan (a "Bridge Loan Triggering Event") and following the date on which all principal and accrued interest (including default interest) payable under the Bridge Loan has been paid-in-full (the date of such payment-in-full, the "Bridge Loan Discharge Date"), the holder of Series C Preferred Stock will have no voting rights except as otherwise required by law. Under the Series C Certificate of Designations, upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, the holder of Series C Preferred Stock will vote together with the holders of EVO's common stock as a single class on any matter presented to the holders of EVO's common stock for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting) or on which such holders of common stock are otherwise entitled to act (each, a "Series C Shareholder Matter"), and the holder of Series C Preferred Stock will be entitled to cast a number of votes on any Series C Shareholder Matter equal to the total number of votes of all non-holders of Series C Preferred Stock entitled to vote on any such Series C Shareholder Matter plus 10. In addition, the Series C Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series C Preferred Stockholders’ voting or board-appointment rights under the Series C Certificate of Designations will require the consent of the holders holding majority of the issued and outstanding shares of Series C (the “Series C Majority”).

In addition, the Series C Certificate of Designations grants the Series C Majority the exclusive right, voting separately as a class, to elect or appoint (i) prior to a Bridge Loan Triggering Event, one director to the Board (who shall, unless the majority of the Series C Preferred Stock elects otherwise in its sole discretion, also serve as a member of each Board committee) and

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(ii) upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, a majority of the members of the Board.

•
On March 11, 2022, the Company entered into amendments to certain secured convertible promissory notes in the aggregate principal amount of $9.5 million to permit immediate conversion of those notes, and the holders converted those notes into warrants to purchase 7,533,750 shares of EVO's common stock at an exercise price of $0.01 per share.
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
•
On July 8, 2022, the Company, Antara Capital and the Executive Lenders entered into a Third Extension Agreement that extended the Bridge Loan maturity date from July 8, 2022 to July 15, 2022 and the Executive Loans maturity date from July 15, 2022 to July 22, 2022. In addition, the Third Extension Agreement stipulated that on or before July 13, 2022, the Board of Directors of the Company shall have duly approved and filed with the Secretary of State of the State of Delaware a Certificate of Designations to evidence the issuance of a new series of Series D Non-Participating Preferred Stock, $0.0001 par value, that will, upon issuance, entitle Antara Capital (in its capacity as sole holder of the Series D Non-Participating Preferred Stock) to vote such number of votes per share that will allow Antara Capital to exercise 51% of the voting capital stock of EVO.
•
On July 13, 2022, and pursuant to the Third Extension Agreement dated July 8, 2022, EVO filed a Certificate of Designations of Series D Non-Participating Preferred Stock (the "Series D Certificate of Designations") with the Secretary of State of the State of Delaware, which authorized EVO to issue up to one share of Series D Non-Participating Preferred Stock. Under the Series D Certificate of Designations, prior to a payment default under the Bridge Loan Agreement (a "Bridge Loan Triggering Event") and on and following the date on which all principal and accrued interest (including default interest) payable under the Bridge Loan Agreement has been paid-in-full (the date of such payment-in-full, the "Bridge Loan Discharge Date"), the holders of Series D Non-Participating Preferred Stock will vote together with the holders of EVO's common stock as a single class on any matter presented to the holders of EVO's common stock for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting) or on which such holders of common stock are otherwise entitled to act (each, a "Series D Shareholder Matter"), and the holders of Series D Non-Participating Preferred Stock will be entitled to cast a number of votes on any Series D Shareholder Matter equal to the total number of votes of all non-holders of Series D Non-Participating Preferred Stock entitled to vote on any such Series D Shareholder Matter plus 10. In addition, the Series D Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series D Non-Participating Preferred Stock holders’ voting or board-appointment rights under the Series D Certificate of Designations will require the consent of holders of a majority of the then outstanding (the "Series D Majority") Series D Non-Participating Preferred Stock. From the occurrence of a Bridge Loan Triggering Event to (but excluding) the Bridge Loan Discharge Date, the holders of Series D Non-Participating Preferred Stock (in their capacity as such) will have no voting rights except as otherwise required by law.

The issuance of one share of Series D Non-Participating Preferred Stock to Antara Capital on July 13, 2022 resulted in a change of control of the Company, with Antara Capital having voting control on Series D Shareholder Matters. The consideration for the issuance of Series D Non-Participating Preferred Stock to Antara Capital was Antara Capital's agreement to enter into the Third Extension Agreement, and the Company did not receive any cash consideration.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

•
On September 8, 2022, the Company, Antara Capital and the Executive Lenders, in contemplation of the SPA discussed above, entered into a Sixth Extension Agreement that extended the Bridge Loan maturity date from September 15, 2022 to December 29, 2023 and the Executive Loans maturity date from September 22, 2022 to January 5, 2024.
•
On September 8, 2022, EVO and Antara Capital entered into the SPA and consummated the Recapitalization Transactions. For more information regarding the SPA and the Recapitalization Transactions, refer to the heading “Securities Purchase Agreement” above.

In evaluating the Company’s ability to continue as a going concern and its potential need to seek additional financing from outside sources, management also considered the following conditions:

•
The counterparty to the Company’s accounts receivable factoring arrangement is not obligated to purchase the Company’s accounts receivable or make advances to the Company under such arrangement;
•
As of September 30, 2022, the Company is not in compliance with certain covenants in its debt agreements (Refer to Note 5, Debt, for further discussion); and
•
There can be no assurance that the Company will be able to obtain additional financing in the future via the incurrence of additional indebtedness or via the sale of EVO’s common stock or preferred stock.

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
•
Replacement of older trucks with newer trucks to lower the overall cost of ownership and improve cash flow through reduced maintenance and fuel costs;
•
Negotiating with related parties and third parties to refinance existing debt and lease obligations;
•
Potential future public or private debt or equity offerings;
•
Acquiring new profitable contracts and negotiating revised pricing for existing contracts; and
•
Profitably expanding trucking revenue.

Notwithstanding management’s plans, there can be no assurance that the Company will be successful in its efforts to address its current liquidity and capital resource constraints. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next 12 months from the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result if the Company is unable to continue as a going concern.

Refer to Notes 4 and 5 for further information regarding the Company’s factoring and debt obligations. Refer to Note 12, Subsequent Events, for further information regarding changes in the Company’s debt obligations and liquidity subsequent to September 30, 2022.

Seasonality

During the fourth quarter, the Company typically experiences surges pertaining to online holiday shopping, the length of the holiday season (shopping days between Thanksgiving and Christmas) and holiday surge pricing on USPS contracts. The Company’s freight trucking operations and, in general, the transportation industry, experience seasonal impacts in the first quarter. Freight revenues in the first quarter are typically lower due to less consumer demand, lower revenue days, consumers reducing shipments following the holiday season and inclement weather. At the same time, operating costs generally increase, and tractor productivity decreases during the winter months due to decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs due to higher accident frequency from harsh weather.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s December 31, 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Pushdown Accounting

As described in Note 5, Debt, on July 13, 2022, Antara Capital was issued one share of Series D Non-Participating Preferred Stock of EVO. With the issuance of Series D Non-Participating Preferred Stock, Antara Capital obtained voting control on shareholder matters, resulting in a change of control of the Company. Antara Capital elected to not apply pushdown accounting.

Reclassifications

Certain reclassifications have been made to prior period's financial information to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following table presents the computation of basic and diluted earnings (loss) per share (amounts in thousands, except share data):

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$2,228	$5,329	$(17,878)	$27,398
Accrued and undeclared preferred stock dividends in arrears	—	(164)	(323)	(487)
Inducement to convert preferred stock into common stock	(153)	—	(153)	—
Net income (loss) available to common stockholders - numerator for basic EPS	2,075	5,165	(18,354)	26,911
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	—	27	—	258
Series A Redeemable Convertible Preferred stock	—	9	—	27
Series B Redeemable Convertible Preferred stock	—	155	—	460
Subtotal	—	191	—	745
Adjusted net income (loss) available to common stockholders - numerator for diluted EPS	$2,075	$5,356	$(18,354)	$27,656

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	146,316,155	30,891,398	78,165,201	30,377,872
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	19,765	196,802	—	639,259
Series A Redeemable Convertible Preferred stock	—	138,597	—	132,647
Series B Redeemable Convertible Preferred stock	—	2,310,041	—	2,208,384
Subtotal	19,765	2,645,440	—	2,980,290
Denominator for diluted EPS - adjusted weighted average common shares outstanding	146,335,920	33,536,838	78,165,201	33,358,162
Basic EPS	$0.01	$0.17	$(0.23)	$0.89
Diluted EPS	$0.01	$0.16	$(0.23)	$0.83

The following table presents the potentially dilutive shares that were excluded from the computation of diluted earnings (loss) per share of common stock attributable to common stockholders, because either their effect was anti-dilutive or they are contingently issuable shares that were not issuable assuming the end of the reporting period was the end of the contingency period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	10,945,711	10,420,249	10,945,711	10,420,249
Warrants	72,011,885	12,606,255	72,011,885	12,606,255
Common stock to be issued upon conversion of Four convertible promissory notes with an aggregate principal amount of $9.5 million	—	7,490,000	—	7,490,000
Common stock and warrant to be issued for purchase of fixed assets	2,348,000	2,348,000	2,348,000	2,348,000
Total	85,305,596	32,864,504	85,305,596	32,864,504

Revenue Recognition

In accordance with Accounting Standards Codification ("ASC") 606-10-50, the Company disaggregates Trucking revenue from contracts with its customers between USPS revenue and Freight revenue as follows:

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

($ in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
USPS revenue	$67,414	$59,546	$200,274	$155,849
Freight revenue	6,917	6,976	18,671	20,098
Other revenue	920	2,247	3,850	3,213
Total Trucking revenue	$75,251	$68,769	$222,795	$179,160

United States Postal Service Settlement

On January 19, 2021, the Company and the USPS entered into a settlement agreement whereby the USPS agreed to pay approximately $7.1 million to one of EVO’s subsidiaries as additional compensation for transportation services provided to the USPS under certain Dynamic Route Optimization (“DRO”) contracts. Subsequently, on February 19, 2021, the Company and the USPS entered into an additional settlement agreement whereby the USPS agreed to pay approximately $17.5 million to certain other Company subsidiaries as additional compensation for transportation services provided to the USPS under other DRO contracts. In connection with the settlement agreements, the Company and the USPS agreed to make certain adjustments to the Company’s DRO contracts, including rate adjustments effective for the fourth quarter of 2020 and future periods. As a result of those adjustments, the USPS agreed to pay an additional $3.8 million to the Company for transportation services provided in the fourth quarter of 2020. The USPS has made all payments associated with these settlement agreements and they were received by the Factor (as defined in Note 4, Factoring Arrangements) on behalf of the Company during the first quarter of 2021. In addition, amounts totaling $6.3 million that were previously paid by the USPS to the Company during 2020 became subject to the terms of the settlement agreements and were recognized as a deferred gain as of December 31, 2020. All aforementioned amounts totaling $34.8 million were recognized as other revenue during the first quarter of 2021 in the consolidated statement of operations. Such amounts are for transportation services provided during 2020 and prior years, are not subject to refund and are not contingent upon the Company providing future transportation services.

Segment Reporting

The Company uses the "management approach" to determine its operating and reportable segments. The management approach focuses on the financial information that the Company's chief operating decision maker uses to evaluate performance and allocate resources to the Company's operations. Historically, the Company had two reportable segments—Trucking and CNG Fueling Stations. Effective January 1, 2022, the Company determined that its business operates as one reportable segment because: (i) the Company measures profit and loss as a whole; (ii) the principal decision makers do not review information based on any operating segment; (iii) the Company has not chosen to organize its business around different products and services; (iv) the Company has not chosen to organize its business around geographic areas; and (v) the revenues, profits, assets and liabilities of the CNG Fueling Stations are immaterial for all periods presented.

Restricted Cash

We had restricted cash of $1.0 million as of September 30, 2022 and December 31, 2021 which represents cash required to be set aside by a standby letters of credit related to workers’ compensation and general liabilities accrued in our condensed consolidated financials. Restricted cash is included in deposits and other long-term assets on our condensed consolidated balance sheet. See Note 10, Commitments and Contingencies, for further details around the letter of credit.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance on January 1, 2022 did not have a material impact on the Company’s consolidated financial statements.

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

Note 2 - Balance Sheet Disclosures

Goodwill consists of the following:

($ in thousands)	September 30, 2022	December 31, 2021
Beginning balance	$23,837	$23,837
Acquisitions	—	—
Impairment	—	—
	$23,837	$23,837

Intangible assets consist of the following:

	September 30, 2022			December 31, 2021
($ in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$4,604	$(2,485)	$2,119	$4,604	$(2,063)	$2,541
Trade names	2,416	(1,115)	1,301	2,416	(917)	1,499
Non-competition agreements	325	(233)	92	325	(185)	140
	$7,345	$(3,833)	$3,512	$7,345	$(3,165)	$4,180

Amortization expense for the three months ended September 30, 2022 and 2021 was $0.2 million and $0.2 million, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $0.7 million and $0.7 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 7.8 years as of September 30, 2022, of which the weighted-average remaining useful life for the customer relationships was 7.9 years, for the trade names was 8.0 years and for the non-competition agreements was 1.6 years.

Note 3 - Related Party Transactions

Accounts Payable – Related Party

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by one of the Company’s officers. Under the agreement, the Company pays a monthly fee for this technology based on the number of devices installed across the Company’s fleet. The agreement was terminated in September 2022. During the three and nine months ended September 30, 2022, the Company did not recognize expense related to this software technology, and there was $0 and $0.1 million owed as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2021, the Company recognized expense of approximately $0.1 million and $0.5 million related to this software technology, respectively.

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $0.8 million and $2.7 million as of September 30, 2022 and December 31, 2021, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Sheehy Settlement Agreement

On September 27, 2022, the Company, Sheehy Mail Contractors, Inc. ("Sheehy"), Sheehy Enterprises, Inc. (“SEI”), North American Dispatch Systems, LLC (“NADS”), John Sheehy (“J. Sheehy”), Robert Sheehy (“R. Sheehy” and, together with SEI, NADS and J. Sheehy, the “Sheehy Parties”) entered into a Settlement Agreement (the “Sheehy Settlement Agreement”) which consummated the following: (i) terminated the services agreement with NADS with the receipt of $0.1 million over multiple installments through August 31, 2023; (ii) Sheehy agreed to pledge $0.8 million in cash collateral held in the SEI captive insurance member account, under the CSPA, on or before March 1, 2024; (iii) modified an equipment lease between Sheehy and SEI; and (iv) SEI waived and agreed to not exercise the $1.2 million put right with the receipt of $0.1 million over multiple installments through December 31, 2023. Accordingly, EVO is no longer obligated to redeem the common stock held by SEI. As of September 30, 2022 and December 31, 2021, redeemable common stock was $0 and $1.2 million, respectively.

Off Balance Sheet Arrangements - Collateral Security Pledge Agreement

On January 2, 2019 the Company acquired all of the outstanding equity interests in Sheehy. Sheehy is engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities. On January 31, 2019, the Company entered into a letter agreement with SEI, to satisfy the Sheehy captive insurance security deposit requirement for 2019 (see Note 10, Commitments and Contingencies – Off Balance Sheet Arrangements – Captive Insurance). The letter agreement references a Collateral Security Pledge Agreement among SEI, Sheehy and the insurance captive (“CSPA”). In connection with the Sheehy Settlement Agreement, Sheehy pledged $0.8 million in cash collateral held in the SEI captive insurance member account, under the CSPA, on or before March 1, 2024, and SEI agreed to continue its collateral pledge until that time.

Creditor Exchange Agreements

As noted in Note 5, Debt, Danny Cuzick, John and Ursula Lampsa and Billy (Trey) Peck Jr. exchanged historical promissory notes issued by EVO and its subsidiaries for (i) warrants to purchase shares of EVO common stock; (ii) a $75,000 payment and (iii) the Takeback Notes resulting in a restructuring gain of approximately $9.0 million recorded within additional paid-in-capital as of September 30, 2022.

Amendments to Leases

In connection with the Recapitalization Transactions, Ursa Major Corporation, a wholly-owned subsidiary of the Company (“Ursa”), entered into two separate lease amendments with Ursa Oak Creek LLC and Ursa Group LLC. The amendments provided that the monthly “offset payments” under Ursa’s leases will continue until the earliest of (i) September 8, 2027, (ii) the date that the Takeback Note issued to John and Ursula Lampsa is satisfied in full, and (iii) the date the lease is terminated other than for Ursa’s breach. See Note 5, Debt, for further information regarding the Takeback Notes.

Purchase of Fixed Assets

On October 15, 2019, the Company entered into an agreement with an existing stockholder to purchase used CNG tractors in exchange for 1,174,800 shares of EVO’s common stock and a warrant to purchase 1,174,800 shares of EVO’s common stock at an exercise price of $2.50 per share. Although the Company has taken possession of the tractors, the issuance of the common stock and the warrant has not yet occurred. Accordingly, the Company has recorded $3.5 million related to the tractors within property and equipment, net on its consolidated balance sheets, with an associated $3.5 million related to EVO’s obligation to issue the common stock and the warrant to purchase common stock within common stock issuable.

For information regarding additional related party transactions, see Note 5, Debt, and Note 6, Stockholders’ Deficit and Warrants.

Note 4 – Factoring Arrangements

Certain of EVO’s wholly-owned subsidiaries have entered into accounts receivable factoring arrangements with Triumph Business Capital (the “Factor”) with termination dates that started in September 2021 but automatically renew for successive one-year periods (absent either party's written election to terminate, which has not occurred). Pursuant to the terms of the agreements, each factoring subsidiary, from time to time, sells to the Factor certain of its accounts receivable balances on a recourse basis for credit-approved accounts. The Factor remits 95% of the contracted accounts receivable balance for a given month to the factoring subsidiary (the “Advance Amount”) with the remaining balance, less fees, to be forwarded once the Factor collects the full accounts receivable balance from the factoring customer.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On March 9, 2021, the Company and the Factor entered into a Letter-of-Intent and Memo of Understanding related to the application of certain proceeds received from the USPS in the first quarter of 2021, arising out of the settlement agreements described in Note 1, Description of Business and Summary of Significant Accounting Policies. Pursuant to the agreement, the parties agreed that the Factor would retain and apply approximately $6.9 million of net proceeds plus funds held in reserve to the outstanding principal amount of the overadvances. The parties further agreed that the Company will repay the remaining overadvances balance of approximately $6.9 million in 48 equal monthly installments beginning January 1, 2022 and that the Factor would apply funds held in reserve against the approximately $0.8 million remaining balance of advances made to the Company during September 2020. Components included in Advances from the factoring arrangements are as follows:

($ in thousands)	September 30, 2022	December 31, 2021
Purchased accounts receivable	$137	$7,390
Overadvances	5,594	6,885
Total	$5,731	$14,275

The Factor may require, at its discretion at any time, the Company to repay unearned future contract advances or purchased accounts receivable that have not been paid by the customer. Financing costs are primarily comprised of an interest rate of Prime (subject to a 4% floor) plus 2.0% (resulting in rate of 8.25% and 6% as of September 30, 2022 and December 31, 2021, respectively). There is also a factor fee of 0.25% of the face amount of the invoice factored and an associated penalty increase for purchased accounts that remain unpaid for 31 days. Total interest and financing fees for factored receivables for the three and nine months ended September 30, 2022 were $0.3 million and $1.1 million, respectively. Total interest and financing fees for factored receivables for the three and nine months ended September 30, 2021 were $0.4 million and $0.9 million, respectively. The fees are included in interest expense in the condensed consolidated statements of operations.

Note 5 - Debt

Antara Financing Agreement

On September 16, 2019, EVO entered into a $24.5 million financing agreement (the “Financing Agreement”) among EVO, each subsidiary of EVO, various lenders from time to time party thereto and Cortland Capital Market Services LLC, as administrative agent and collateral agent. Pursuant to the Financing Agreement, the Company initially borrowed $22.4 million and borrowed the remaining $2.1 million during October 2019 (the “Term Loan”). All of EVO’s subsidiaries were originally guarantors under the Financing Agreement. The Term Loan is secured by all assets of EVO and its subsidiaries, including pledges of all equity in EVO’s subsidiaries and is not subject to registration rights. The Financing Agreement contains covenants, subject to specific exceptions, that limit (i) the making of investments, (ii) the incurrence of additional indebtedness, (iii) the incurrence of liens, (iv) payments and asset transfers with restricted junior loan parties or subsidiaries, including dividends, (v) transactions with stockholders and affiliates and (vi) asset dispositions and acquisitions, among others. The Term Loan bears interest at 12% per annum and had an original maturity date of September 16, 2022. Until December 31, 2019, interest on the Term Loan was paid in kind and capitalized as additional principal, and the Company had the option to pay interest on the capitalized interest in cash or in kind. After December 31, 2019, monthly interest payments were due in cash, and all outstanding principal and interest will be due on the maturity date. The Term Loan may be prepaid at any time, subject to payment of a prepayment premium of (1) 7% for each early payment made or coming due on or prior to September 16, 2020, (2) after September 16, 2020, 5% for each early payment made or coming due on or prior to September 16, 2021, and (3) thereafter, no premium shall be due. Proceeds were used (i) to effect the Ritter acquisition, (ii) to refinance and retire existing indebtedness and (iii) for general working capital needs.

Concurrently, and in connection with the Financing Agreement, EVO issued two warrants (the “$0.01 Warrant” and the “$2.50 Warrant” and collectively, the “Antara Warrants”) to Antara Capital to purchase an aggregate of 4,375,000 shares of EVO's common stock (the “Antara Warrant Shares”). The $0.01 Warrant grants Antara Capital the right to purchase up to 3,350,000 Antara Warrant Shares at an exercise price of $0.01 per share and is exercisable for five years from the date of issuance. The $2.50 Warrant grants Antara Capital the right to purchase up to 1,025,000 Antara Warrant Shares at an exercise price of $2.50 per share, subject to adjustment for certain distributions, stock splits and issuances of common stock, and is exercisable for ten years from the date of issuance. If the fair market value of the Antara Warrant Shares is greater than the related exercise price at the end of the exercise period (the Antara Warrant Shares are “in the money”), then any outstanding Antara Warrants that are in the money will be automatically deemed to be exercised immediately prior to the end of the exercise period. Pursuant to the Antara Warrants, EVO granted Antara Capital preemptive rights to purchase its pro rata share, determined based on the number of shares held by Antara Capital or into which Antara Capital’s Antara

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Warrants are exercisable, of capital stock issued by EVO after the issuance date of the Antara Warrants, subject to certain excepted issuances.

EVO issued a warrant for 1,500,000 shares of EVO's common stock to Antara Capital at an exercise price of $0.01 per share (the “Side Letter Warrant”) subject to the Company's potential acquisition of LoadTrek, a GPS system designed for the trucking industry, owned by a related party. Had the Company successfully completed an acquisition of certain assets of LoadTrek or met financial performance metrics set forth in the warrant agreement, all or a portion of the shares underlying the Side Letter Warrant were subject to cancellation. The Company did not acquire the LoadTrek assets and the Side Letter Warrant was subsequently amended to remove the cancellation provision and, therefore, none of the shares underlying the warrant were cancelled.

Since the Term Loan, Antara Warrants and Side Letter Warrant were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and warrants as a combined arrangement. Since the Antara Warrants and Side Letter Warrants are liability classified we recorded these items at their fair value and the residual proceeds were allocated to the Term Loan. The non-lender fees incurred to establish the financing arrangement were allocated to the Term Loan and capitalized on the Company’s balance sheet as debt issuance costs, which are amortized using the effective interest method into interest expense over the term of the Term Loan.

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

Forbearance Agreement and Incremental Amendment to Financing Agreement

During February 2020, the Company entered into a Forbearance Agreement and Incremental Amendment to Financing Agreement (the “Incremental Amendment”), pursuant to which the Company obtained an additional $3.2 million of term loan commitments (the “Incremental Term Loans”) and borrowed $3.2 million from Antara Capital on the same terms as its existing term loan commitments provided under the Financing Agreement. The Incremental Term Loans bear interest at 12% per annum, with monthly interest payments due in cash and all outstanding principal and interest due on the maturity date. The Incremental Term Loans may be prepaid at any time, subject to payment of a prepayment premium equal to (i) 7% of each prepayment made on or prior to September 16, 2020, and (ii) 5% of each prepayment made after September 16, 2020, but on or prior to September 16, 2021, with no premium due after September 16, 2021. Pursuant to the Incremental Amendment, the collateral agent and other lenders agreed to forbear from exercising certain rights, remedies, powers, privileges, and defenses under the Financing Agreement and the other related loan documents during the forbearance period with respect to certain events of default and/or expected or anticipated events of default arising under the Financing Agreement. The Incremental Amendment also suspended the accrual of interest at the post-default rate until the end of the forbearance period. The Company paid a 2% financing fee in connection with its entry into the Incremental Amendment. The Company also reimbursed the Collateral Agent for $0.1 million of fees, costs and expenses previously accrued under the Financing Agreement and in addition paid fees, costs and expenses of the Collateral Agent and the lenders newly incurred in connection with the Incremental Amendment.

In connection with the Incremental Amendment, EVO issued a warrant (the “Antara Warrant 2020”) to Antara Capital to purchase 3,650,000 shares (the “Antara Warrant Shares 2020”) of EVO’s common stock at an exercise price of $2.50 per share, subject to adjustment for certain distributions, stock splits and issuances of common stock, as an incentive. The issuance of this warrant results in an additional debt discount that is amortized to interest expense over the term of the debt using the effective interest method. The Antara Warrant 2020 is exercisable for ten years from the date of issuance. If the fair market value of the Antara Warrant Shares 2020 is greater than $2.50 at the end of the exercise period, then the Antara Warrant 2020 will be deemed to be exercised automatically and immediately prior to the end of the exercise period. Pursuant to the Antara Warrant 2020, EVO granted Antara Capital preemptive rights to purchase its pro rata share, determined based on the number of shares held by Antara Capital or into which warrants held by Antara Capital (including the Antara Warrant 2020) are exercisable, of capital stock issued by EVO after the issuance date of the Antara Warrant 2020, subject to certain excepted issuances.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Amendment to Forbearance Agreement and Second Incremental Amendment to Financing Agreement

During March 2020, the Company entered into an amendment to forbearance agreement and second incremental amendment to financing agreement (the “Second Incremental Amendment”), pursuant to which the Company obtained an additional $3.1 million in term loan commitments (the “Second Incremental Term Loans” and together with the Term Loan and the Incremental Term Loans, the "EVO Term Loans") and borrowed $3.1 million from Antara Capital on the same terms as its existing term loan commitments provided under the Financing Agreement. The Second Incremental Term Loans bear interest at 12% per annum, with monthly interest payments due in cash and all outstanding principal and interest due on the maturity date. The Second Incremental Term Loans may be prepaid at any time, subject to payment of a prepayment premium equal to (i) 7% of each prepayment made on or prior to September 16, 2020 and (ii) 5% of each prepayment made after September 16, 2020 but on or prior to September 16, 2021, with no premium due after September 16, 2021. The Second Incremental Amendment also suspends the accrual of interest at the post-default rate until the end of the forbearance period. The forbearance period was scheduled to terminate on the earliest of (a) September 30, 2020, (b) the occurrence of any event of default other than the specified defaults, or (c) the date on which any breach of any of the conditions or agreements, including without limitation the affirmative covenants, provided in the Incremental Amendment or Second Incremental Amendment occurs. The Company paid all fees, costs and expenses of the collateral agent and the lenders incurred in connection with the Incremental Amendment and the Second Incremental Amendment.

The Company accounted for the Second Incremental Amendment as a modification of the Financing Agreement. The Company capitalized the fees paid to Antara Capital on its balance sheet as a discount on the Second Incremental Term Loans, which is amortized using the effective interest method into interest expense over the term of the Second Incremental Term Loans.

Waiver and Agreement to Issue Warrant

Effective March 31, 2020, the Company entered into a Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent, which modified a certain affirmative covenant and waived another affirmative covenant in the Financing Agreement and, in exchange, the Company agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of EVO’s common stock at an exercise price of $2.50 per share as an incentive. The Company accounted for this issuance to Antara Capital as an extinguishment of the existing debt and the execution of a new debt instrument.

Second Amendment to Forbearance Agreement and Omnibus Amendment to Loan Agreement

During October 2020, the Company entered into a second amendment to forbearance agreement and omnibus amendment to loan documents (the “Omnibus Amendment”). The Omnibus Amendment (i) extended the forbearance period until December 31, 2020, (ii) added EVO Holding as a borrower under the Financing Agreement, (iii) authorized EVO and/or its subsidiaries to incur unsecured indebtedness of up to $10,000,000 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and (iv) extended the timelines under which EVO and its subsidiaries are required to comply with certain affirmative covenants set forth in the Financing Agreement, Incremental Amendment and Second Incremental Amendment.

The Omnibus Amendment contained the following additional covenants:

•
EVO was required to either (a) fully consummate the acquisition by EVO Equipment Leasing, LLC of 89 used CNG tractors on or before January 3, 2021 or (b) issue 1,174,800 shares of EVO’s common stock to the lenders. The Company did not fully consummate the acquisition of the used CNG tractors by January 3, 2021 and became obligated on that date to issue the 1,174,800 shares of EVO’s common stock to the lenders.
•
The Company was required to issue to each of the lenders ratably warrants authorizing each such lender to, on or after January 1, 2021, purchase its ratable share of up to 500,000 shares of EVO's common stock at the price of $0.01 per share with a 10 year expiration. If EVO or any of its subsidiaries had not repaid or partially repaid the obligations with the net proceeds (in the amount of at least $25.0 million) of a financing under the “Main Street Lending Program” on or before December 31, 2020, then the Company was required to issue an additional 1,000,000 warrants to the lenders. The Company had not repaid the $25.0 million by December 31, 2020. Therefore, the Company was required to issue warrants to purchase an aggregate of 1,500,000 shares of EVO’s common stock to the lenders.
•
All warrants previously issued to the lenders, at the election of each lender holding same, were exchanged without any cash consideration for warrants to purchase for $0.01 per share of EVO's common stock at the rate of 0.64 warrants per share of EVO's common stock. As a result, warrants to purchase an aggregate of 7,925,000 shares of EVO’s common stock at a price

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

of $2.50 per share were exchanged for an aggregate of 5,072,000 shares of EVO’s common stock at a price of $0.01 per share.

The Company accounted for the Omnibus Amendment as a modification of the Financing Agreement. The Company capitalized the estimated fair value of the warrants to purchase 500,000 shares of EVO's common stock at the price of $0.01 per share, the change in fair value resulting from the warrant exchange, and the fees paid to Antara Capital on its balance sheet as an additional discount on the Financing Agreement, which is amortized using the effective interest method into interest expense over the term of the Financing Agreement. The Company recognized the estimated fair value of the 1,174,800 shares of EVO's common stock as interest expense during the first quarter of 2021.

The Paycheck Protection Program loan (the “PPP Loan”) was forgiven by the Small Business Administration (the “SBA”) in July 2021, which resulted in a $10.1 million gain on extinguishment of debt in July 2021.

Second Omnibus Amendment to Loan Documents

On December 14, 2020, the Company entered into a second omnibus amendment to loan documents (the “Second Omnibus Amendment”) to, among other things, authorize EVO Holding, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, and Ritter Transportation Systems, Inc., each of which is a subsidiary owned directly or indirectly by the Company, to obtain a Main Street Loan in the amount of up to $17.0 million under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act. Pursuant to the Second Omnibus Amendment, the forbearance period was terminated and the collateral agent and other lenders agreed to waive all existing defaults or events of default under the Financing Agreement that occurred and were continuing as of the date of the Second Omnibus Amendment. The Second Omnibus Amendment also removed or revised certain covenants contained in the Financing Agreement and prior amendments to the Financing Agreement, including the EBITDA-based financial covenant included in the Financing Agreement, and extended the maturity date of the term loans under the Financing Agreement to the earlier of (1) March 15, 2026 or (2) the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan. Under the Second Omnibus Amendment, interest on the term loans under the Financing Agreement is payable in kind at the rate of 14.5% per annum for the first eight full or partial calendar quarters following the effective date of the Second Omnibus Amendment and is payable in cash, subject to satisfaction of certain unrestricted cash availability requirements, at the rate of 12.0% per annum commencing with the ninth calendar quarter following the effective date. As a result of the Main Street Loan, the Second Omnibus Amendment and related agreements, payment of the principal balance of the EVO Term Loans is subject and subordinate to the prior payment in full of all obligations under the Main Street Loan. The Company accounted for the Second Omnibus Amendment as a modification of the Financing Agreement.

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

Accrued but unpaid interest on the Main Street Loan for loan year one (i.e., the period of December 14, 2020 to December 14, 2021) will be added to the principal amount of the Main Street Loan on December 14, 2021. Following the end of loan year one, interest on the Main Street Loan will be payable quarterly on the 14th day of the last month of each calendar quarter (i.e., March 14, June 14, September 14 and December 14 of each year), with the first interest payment due on March 14, 2022. In addition, on December 14, 2023 and December 14, 2024, the Borrowers must make an annual payment of principal plus accrued but unpaid interest with the

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

principal amount equal to fifteen percent (15%) of the Main Street Loan amount plus capitalized interest. The entire outstanding principal balance of the Main Street Loan, together with all accrued and unpaid interest, is due and payable in full on December 14, 2025. The Borrowers may prepay the Main Street Loan at any time without incurring any prepayment penalties.

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

In connection with the Main Street Loan, the Company contributed 100% of the issued and outstanding equity of Environmental Alternative Fuels, LLC (“EAF”) to EVO Holding with the consent of Danny Cuzick as the holder of certain previously disclosed promissory notes that are secured in part by the assets of EAF. In consideration of Danny Cuzick’s consent to the contribution, the Company agreed to (a) indemnify Danny Cuzick for up to $0.5 million in connection with Danny Cuzick’s guaranty of certain obligations of the Company and its subsidiaries to Mercedes-Benz Financial Services USA LLC and (b) issue to Danny Cuzick a warrant (the “Cuzick Warrant”) to purchase up to 1,000,000 shares of EVO's common stock at the cost of $0.01 per share. Danny Cuzick is a former member of EVO’s Board. The Company capitalized the estimated fair value of the Cuzick Warrant on its balance sheet as a discount on the Main Street Loan, which is amortized using the effective interest method into interest expense over the term of the Main Street Loan.

Bridge Loan and Executive Loans

On March 11, 2022, the Company and certain subsidiary guarantors of the Company entered into the Bridge Loan Agreement with Antara Capital and the Executive Lenders.

Pursuant to the Bridge Loan Agreement, the Company borrowed $9 million from Antara Capital and had the ability to borrow up to an additional $3 million from Antara Capital prior to May 31, 2022, and also borrowed $0.8 million from the Executive Lenders. $0.2 million of the amount the Company borrowed from the Executive Lenders was borrowed in exchange for Batuta's surrender of a Secured Convertible Note in the principal amount of $0.2 million dated August 8, 2018 that Batuta previously purchased from Dane Capital Fund LP. The Bridge Loan bears interest at 14% per annum and had an original maturity date of the earlier of (i) demand by Antara Capital at any time prior to the date on which a collateral agent designated by Antara Capital has been granted a valid and enforceable, perfected, first priority lien on the collateral described in the Bridge Loan Agreement, subject only to permitted liens, on terms reasonably acceptable to Antara Capital, and (ii) May 31, 2022. The Executive Loans bear interest at 14% per annum and had an original maturity date of June 3, 2022 (although all payments in respect of the Executive Loans are subordinated in right and time of payment to all payments in respect of the Bridge Loan). Interest on the Bridge Loan and Executive Loans will accrue until the principal balances are repaid. No principal and interest payments are due until maturity. Refer to Note 12, Subsequent Events, for discussion regarding the subsequent assignment of certain amounts owed to Antara Capital.

In the event of a default, the lenders have the right to terminate their obligations under the Bridge Loan Agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans. As defined in the Bridge Loan Agreement, events of default include, but are not limited to: failure by the Company to pay any amount due under the Bridge Loan Agreement when due; default by EVO or any of its subsidiaries for failure to pay amounts due and payable under any indebtedness in an amount in excess of $0.1 million if the effect of such default is to accelerate the maturity of any such indebtedness; and any representation or warranty made in connection with the Bridge Loan Agreement being materially false.

In connection with the Bridge Loan Agreement, and as a condition to the Company drawing the Bridge Loan pursuant to the Bridge Loan Agreement, on March 11, 2022, the Company granted Antara Capital 11,969,667 warrants to purchase EVO's common stock at an exercise price of $0.01 per share and granted the Executive Lenders an aggregate of 1,097,219 warrants to purchase EVO's common stock at an exercise price of $0.01 per share (collectively, the "Bridge Loan Warrants"), subject to certain adjustments. Each Bridge Loan Warrant may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance. The estimated fair value of the liability-classified Bridge Loan Warrants upon issuance was $12.8 million and a) the Company capitalized $9.6 million on its balance sheet as a discount on the Bridge Loan and Executive Loans, which is amortized into interest expense over the term of the Bridge Loan and Executive Loans; b) the Company immediately recorded $2.9 million as

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

interest expense, which represents the estimated fair value of the Bridge Loan Warrants in excess of the principal due on the Bridge Loan and Executive Loans; and c) the Company recorded a $0.2 million loss on extinguishment of the Batuta Secured Convertible Note.

Amendments to Bridge Loan and Executive Loans

On June 30, 2022, the Company, Antara Capital and the Executive Lenders entered into a Second Extension Agreement that extended the Bridge Loan maturity date from June 30, 2022 to July 8, 2022 and the Executive Loans maturity date from July 7, 2022 to July 15, 2022.

On July 8, 2022, the Company, Antara Capital and the Executive Lenders entered into a Third Extension Agreement that extended the Bridge Loan maturity date from July 8, 2022 to July 15, 2022 and the Executive Loans maturity date from July 15, 2022 to July 22, 2022. In addition, the Third Extension Agreement stipulated that on or before July 13, 2022, the Board of Directors of the Company shall have duly approved and filed with the Secretary of State of the State of Delaware a Certificate of Designation to evidence the issuance of a new series of Series D Non-Participating Participating Preferred Stock, $0.0001 par value, that will, upon issuance, entitle Antara Capital (in its capacity as sole holder of the Series D Non-Participating Preferred Stock) to vote such number of votes per share that will allow Antara Capital to exercise 51% of the voting capital stock of EVO.

On July 13, 2022, pursuant to the Third Extension Agreement, EVO filed a Certificate of Designations of Series D Non-Participating Preferred Stock with the Secretary of State of the State of Delaware, which authorizes EVO to issue up to one share of Series D Non-Participating Preferred Stock.

Under the Series D Certificate of Designations, prior to a Bridge Loan Triggering Event and on and following the Bridge Loan Discharge Date, the holders of Series D Non-Participating Preferred Stock will vote together with the holders of EVO's common stock as a single class on any Series D Shareholder Matter, and the holders of Series D Non-Participating Preferred Stock will be entitled to cast a number of votes on any Series D Shareholder Matter equal to the total number of votes of all non-holders of Series D Non-Participating Preferred Stock entitled to vote on any such Series D Shareholder Matter plus 10. From the occurrence of a Bridge Loan Triggering Event to (but excluding) the Bridge Loan Discharge Date, the holders of Series D Non-Participating Preferred Stock (in their capacity as such) will have no voting rights except as otherwise required by law. In addition, the Series D Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series D Non-Participating Preferred Stock holders’ voting rights under the Series D Certificate of Designations will require the consent of the Series D Majority. The Series D Majority may elect to waive or decline to exercise any or all voting rights granted under the Certificate of Designations, in whole or in part, on either a revocable or irrevocable basis.

The issuance of one share of Series D Non-Participating Preferred to Antara Capital on July 13, 2022, resulted in a change of control of the Company, with Antara Capital having voting control on Series D Shareholder Matters. The consideration for the issuance of Series D Non-Participating Preferred Stock to Antara Capital was Antara Capital's agreement to enter into the Third Extension Agreement, and the Company did not receive any cash consideration.

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

On September 8, 2022, the Company, Antara Capital and the Executive Lenders, in contemplation of the SPA discussed below, entered into a Sixth Extension Agreement that extended the Bridge Loan maturity date from September 15, 2022 to December 29, 2023 and the Executive Loans maturity date from September 22, 2022 to January 5, 2024.

Amendments to and Conversion of Secured Convertible Promissory Notes

On March 11, 2022, the Company entered into amendments (the "Convertible Note Amendments") to certain secured convertible promissory notes (the "Convertible Notes") dated February 1, 2017 with Danny Cuzick, individually and as holders representative on behalf of each of Damon Cuzick, Thomas Kiley and Theril Lund. The Convertible Note Amendments permitted the holder of each note and Danny Cuzick in his capacity as holders representative to convert the full amount of outstanding principal and accrued interest, without limitation related to trading volume of EVO's common stock, into either shares of common stock of the Company or warrants

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

to purchase shares of common stock of the Company at an exercise price of $0.01 per share. On March 11, 2022, Danny Cuzick, individually and as holders representative on behalf of each of Damon Cuzick, Thomas Kiley and Theril Lund, exercised the right to convert the Convertible Notes into warrants to purchase shares of common stock of the Company at an exercise price of $0.01 per share. As a result, the Company granted Messrs. Cuzick, Cuzick, Kiley and Lund an aggregate of 7,533,750 warrants to purchase EVO's common stock at $0.01 per share (collectively, the "Convertible Note Warrants"). Each Convertible Note Warrant may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance.

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

Creditor Exchange Agreements

In connection with the Recapitalization Transactions, EVO and certain of its subsidiaries, EAF and EVO Equipment Leasing, LLC (collectively, the “EVO Parties”), entered into Exchange Agreements with each of Danny Cuzick, John and Ursula Lampsa, Billy (Trey) Peck Jr., Mohsin Meghji, and Robert Mendola (collectively, the “Exchanging Creditors”). The Exchange Agreements permitted the Exchanging Creditors to exchange existing promissory notes issued by EVO and its subsidiaries for the issuance and delivery of (i) warrants to purchase shares of EVO's common stock at an exercise price of $0.0001 per share that will be exercisable following the adoption of the Charter Amendment, (ii) warrants to purchase shares of EVO's common stock at an exercise price of $0.53 per share that will be exercisable following the adoption of the Charter Amendment, (iii) new promissory notes and (iv) to certain Exchanging Creditors, a specified cash payment.. Refer to Note 6, Stockholders’ Deficit and Warrants, for discussion regarding the Charter Amendment.

Pursuant to the Exchange Agreements, the Exchanging Creditors exchanged promissory notes issued by EVO and its subsidiaries in the aggregate amount of principal and accrued interest of approximately $18.3 million for (i) warrants to purchase 47,549,779 shares of EVO's common stock at $0.0001 per share, (ii) warrants to purchase 23,774,891 shares of EVO's common stock at $0.53 per share (collectively, the “Exchanging Creditors Warrants”), (iii) new promissory notes in the aggregate principal amount of approximately $3.7 million (the “Takeback Notes”) and (iv) a cash payment of $0.1 million in cash to certain Exchanging Creditors.

Each warrant issued to the Exchanging Creditors at an exercise price of $0.0001 per share may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of thirty days following October 24, 2022, the date EVO’s Board adopted the Charter Amendment. Each warrant issued to the Exchanging Creditors at an exercise price of $0.53 per share may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance. The fair value of the warrants, calculated using the Black-Scholes option pricing model, was $2.9 million.

The Takeback Notes bear interest at 3% per annum, are unsecured, and have a maturity date of September 8, 2027. Interest on the Takeback Notes is payable in cash or in kind, at EVO’s option, the first day of each January, April, July and October. If any amount of the Takeback Notes is not paid when due, then all amounts outstanding shall accrue interest at 4% per annum ("default date") and shall be payable on demand. EVO may, at any time and from time to time without premium or penalty, prepay all or any portion of the outstanding principal, including accrued and unpaid interest, on the Takeback Notes ("optional prepayment").

In the event of a default, the Exchanging Creditors have the right to terminate their obligations under the Takeback Notes and to accelerate the payment on any unpaid principal amount of all outstanding loans ("mandatory prepayment"). As defined in the Takeback Notes, events of default include, but are not limited to: failure by EVO to pay any amount due under the Takeback Notes when due; a voluntary or involuntary case or other proceeding commenced by or against EVO seeking liquidation, reorganization or bankruptcy.

The Company concluded that the default interest rate, optional prepayment and mandatory prepayment features do not require bifurcation based on the derivative accounting scope exception in ASC 815 for certain contracts involving an entity’s own equity.

The Creditor Exchange Amendments constitutes as a troubled debt restructuring ("TDR") under ASC 470-60, Troubled Debt Restructuring, because the Company is experiencing financial difficulty and a concession has been granted by each Exchanging Creditor. As the TDR involves a partial settlement of debt through transfer of assets and grant of an equity interest, the carrying amount of the original debt is reduced by the cash paid and the fair value of the equity interests. When the reduced net carrying value of the debt

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

exceeds the future undiscounted cash flows, the carrying amount is reduced to the amount of future undiscounted cash flows, including amounts contingently payable. A restructuring gain is recognized and is reduced by any third-party restructuring costs. Future cash payments will be recorded as reductions in the carrying amount of the debt. No further interest expense will be recognized, unless required in connection with contingent payments.

The Company recorded a total restructuring gain of approximately $9.2 million. The Company calculated the restructuring gain by comparing the carrying value of the debt, $18.2 million, reduced by $0.2 million paid in cash and $3.1 million of equity instruments issued to the Exchanging Creditors, with the undiscounted future cash flows of the Takeback Notes. When determining the undiscounted future cash flows of the Takeback Notes, the Company assumed that all interest through the life of the Takeback Notes will be paid in kind, included contingent payments of $0.8 million, and other sweeteners paid to the Exchanging Creditors. The Company reduced the restructuring gain by $0.4 million for legal fees related to the TDR.

As three of the Exchanging Creditors are considered Related Parties, we recorded the restructuring gain associated with these parties as a capital contribution resulting in $9.0 million of the restructuring gain recorded within additional paid-in-capital as of September 30, 2022. The remaining $0.2 million was recorded as a restructuring gain in other miscellaneous income for the three and nine months ended September 30, 2022. The per share effect of the restructuring gain on both basic and diluted earnings per common share was immaterial for the three and nine months ended September 30, 2022. Refer to Note 3, Related Party Transactions, regarding the Exchanging Creditors that are related parties.

Amendment to Loan Agreement (Clean Energy)

On September 2, 2022, the Company, Thunder Ridge Transport, Inc., a wholly-owned subsidiary of the Company (“Thunder Ridge”), Billy (Trey) Peck Jr. and Clean Energy entered into a First Amendment to Loan and Security Agreement (the “Clean Energy Amendment”) that amended the Loan and Security Agreement between Thunder Ridge and Clean Energy dated August 31, 2017. The Clean Energy Amendment extended the maturity date of the loan from Clean Energy to Thunder Ridge from July 31, 2022 to March 31, 2023. Pursuant to the Clean Energy Amendment, Thunder Ridge agreed to pay Clean Energy (i) $0.2 million on or before September 30, 2022, (ii) six payments of $0.1 million on or before each of September 30, 2022, October 31, 2022, November 30, 2022, December 31, 2022, January 31, 2023 and February 28, 2023, (iii) $0.3 million on or before December 31, 2022 and (iv) $0.4 million on or before March 31, 2023.

The amendment with Clean Energy was accounted for as a TDR because the Company is experiencing financial difficulty and the new payment structure results in the effective borrowing rate decreasing after the restructuring, which was determined to be a concession granted by Clean Energy. Since the future undiscounted cash flows of the restructured notes payable exceed the net carrying value of the original note payable due to the maturity date extension, the modification was accounted for prospectively with no gain or loss recorded in the unaudited Condensed Consolidated Statements of Operations.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Debt (with unrelated parties) consists of:

($ in thousands)	September 30, 2022		December 31, 2021
(a) Main Street Loan	$17,552	(1)	$17,552	(2)
(b) $1.3 million note payable	446		544
(c) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	—		538
(d) $0.3 million note payable	18		74
(e) Thunder Ridge supplier advance	1,066		833
(f) Various notes payable acquired from J.B. Lease Corporation ("JB Lease")	270		564
(g) $0.8 million note payable	395		604
(h) $3.8 million note payable	1,086		1,703
(i) Failed sale-leaseback obligations	4,190		5,131
(j) Notes payable to three financing companies	1,353		1,704
(k) Finkle equipment notes	736		1,535
(l) Takeback Notes	96		—
Total before debt issuance costs and debt discount	27,208		30,782
Debt issuance costs	(736)		(919)
Debt premiums / (discounts), net	(218)		(273)
	26,254		29,590
Less current portion	(21,477)		(22,135)
Long-term debt, less current portion	$4,777		$7,455

(1) Classified as a current liability as of September 30, 2022 due to the existence of one or more covenant violations.

(2) Classified as a current liability as of December 31, 2021 due to the existence of one or more covenant violations.

(a)
Main Street Loan

The $17.6 million loan bears interest at a rate equal to 3% percent per year plus the LIBOR Index. Beginning March 14, 2022, the Borrowers must make quarterly interest payments, and the Borrowers must make principal payments equal to 15% of the face amount of the Main Street Loan plus capitalized interest on each of December 14, 2023 and December 14, 2024. The entire outstanding principal balance, together with all accrued and unpaid interest, is due and payable in full on December 14, 2025.

The Company classified the $17.6 million unpaid principal balance, which includes $0.6 million of capitalized interest, as a current liability as of September 30, 2022 due to the existence of one or more covenant violations. As of September 30, 2022 and December 31, 2021, the unamortized debt discount was $0.2 million and $0.3 million, respectively, and the unamortized debt issuance costs were $0.8 million and $0.9 million, respectively.

(b)
$1.3 million note payable

The $1.3 million note payable was issued December 31, 2014, with interest adjusted to the SBA LIBOR base rate, plus 2.35%. The note matures March 2024, is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan including a member of our board of directors and certain of his relatives, and other beneficial owners. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. Refer to Note 12, Subsequent Events, for discussion regarding the loan dispute settlement.

(c)
$4.0 million Secured Convertible Promissory Notes

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

The Secured Convertible Notes are convertible into shares (the “Note Shares”) of EVO’s common stock at a conversion rate of $2.50 per share of common stock at the holder’s option: 1) at any time after the first anniversary of the date of issuance or 2) at any time within 90 days after a “triggering event,” including a sale, reorganization, merger or similar transaction where the Company is not the surviving entity. The Secured Convertible Notes are also subject to mandatory conversion at any time after the first anniversary of the date of issuance if the average volume of shares of common stock traded on the Nasdaq Capital Market, NYSE

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

American Market or a higher tier of either exchange is 100,000 or more for the 10 trading days prior to the applicable date. Such a mandatory conversion has not occurred.

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company is required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. During the nine months ended September 30, 2022 and 2021, the Company incurred $0.1 million and paid $0 in liquidated damages to noteholders.

As additional consideration for the Secured Convertible Notes, the Company issued warrants to the holders to purchase 1,602,000 shares of EVO's common stock at an exercise price of $2.50 per share, exercisable for ten years from the date of issuance. The fair value of the warrants issued determined using the Black-Scholes option pricing model was $0.7 million, calculated with a ten-year term; 65% volatility; 2.89%, 2.85% or 3.00% discount rates and the assumption of no dividends.

Pursuant to the Bridge Loan Agreement in March 2022, the Company borrowed $9 million from Antara Capital and also borrowed $0.8 million from the Executive Lenders. $0.2 million of the amount the Company borrowed from the Executive Lenders was borrowed in exchange for Batuta's surrender of a Secured Convertible Note in the principal amount of $0.2 million dated August 8, 2018, which the Company accounted for as the extinguishment of the $0.2 million Secured Convertible Note.

Pursuant to the Exchange Creditor Agreement, the remaining Secured Convertible Notes in the aggregate amount of principal and accrued interest of approximately $0.4 million were exchanged for warrants and new promissory notes with a principal amount of approximately $0.1 million. Refer to the heading "Takeback Notes" for further discussion on the new promissory notes resulting from the Exchange Creditor Agreements.

(d)
$0.3 million note payable

The $0.3 million note payable to Bill and Deborah Graham was issued during November 2018, with interest at 3% and a maturity date of October 2022. The note calls for quarterly principal payments on January, April, July and October 1st of $18,750 plus the related accrued interest.

(e)
Thunder Ridge supplier advance

Thunder Ridge signed an agreement with a supplier on August 31, 2017, in which $1.0 million was advanced to Thunder Ridge during 2017. The advance bears interest at 8.5%, is collateralized by substantially all of Thunder Ridge’s assets, is guaranteed by a member of management, and has a July 2022 maturity date. On September 2, 2022, the agreement was extended to March 2023.

(f)
Various notes payable acquired from JB Lease

The various notes payable acquired from JB Lease were issued to multiple lenders with interest rates ranging from 3.9% to 5.1% per annum. The notes have maturity dates ranging from September 2019 to August 2024. These notes are collateralized by transportation equipment and guaranteed by certain stockholders of the Company.

(g)
$0.8 million note payable

The $0.8 million note payable to First Fidelity Bank was issued February 11, 2019, with interest at 10.2% per annum and a maturity date of February 11, 2023. The note is collateralized by certain equipment. During December 2021, a $0.4 million note payable was issued to the same financing company that is collateralized by the same equipment and guaranteed by a former member of management. Such note payable bears interest at 6% per annum and has a maturity date of November 2025.

(h)
$3.8 million note payable

The $3.8 million note payable to Commerce Bank of Arizona was issued January 23, 2019, with interest at 10.1% per annum and a maturity date of February 23, 2024. The note is collateralized by certain equipment and guaranteed by a former member of management.

(i)
Failed sale-leaseback obligations

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Certain notes payable acquired from Sheehy were payable to a bank with interest rates of 4.35% to 4.375% per annum and were scheduled to mature between September 2020 and December 2021. During September 2020, the Company sold certain assets that are collateral for the notes payable to Equipmrny Leasing Services, LLC ("ELS") for aggregate proceeds of $0.7 million, used such proceeds to extinguish the notes payable, and entered into a lease agreement with ELS under which the Company agreed to lease back the assets. In addition, during 2021 the Company entered into five sale-leaseback arrangements to provide approximately $5.2 million in cash proceeds for previously purchased equipment. Because these leasebacks are classified as finance leases, the Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transactions as failed sale-leasebacks whereby the Company continues to depreciate the assets and recorded financing obligations for the consideration received from the buyer-lessor. No gain or loss was recognized on these transactions.

(j)
Notes payable to three financing companies

The Company issued notes payable to three financing companies in February and October 2019 and the fourth quarter of 2021 with maturity dates in March 2023, October 2024 and the fourth quarter of 2025, respectively. The interest rates range from 4.5% to 8.94%, and the notes are collateralized by certain equipment.

(k)
Finkle equipment notes

The Company issued equipment notes payable to several financing companies with interest rates ranging from 5.2% to 11.8% and maturity dates between May 2020 and September 2025. The notes are collateralized by equipment.

(l)
Non-Related Party Takeback Notes - two promissory notes with an aggregate principal amount of $0.1 million

The Company issued two promissory notes with an aggregate principal amount of $0.1 million in September 2022. The Takeback Notes bear interest at 3% per annum, are unsecured and have a maturity date of September 8, 2027. Interest on the Takeback Notes is payable in cash or in kind, at the Company’s option, the first day of each January, April, July and October. In connection with the Exchange Creditor Agreements, the exchange constituted as a TDR, and future cash payments will be recorded as reductions in the carrying amount of the debt. No further interest expense will be recognized, unless required in connection with contingent payments.

Debt (with related parties) consists of:

($ in thousands)	September 30, 2022		December 31, 2021
(a) Antara Financing Agreement	$20,856	(1)	$18,697	(2)
(b) Four promissory notes with an aggregate principal amount of $9.5 million	—		9,500
(c) Bridge Loan and Executive Loans	9,825		—
(d) $3.8 million senior promissory note	—		3,800	(2)
(e) $4.0 million senior promissory note	—		4,000	(2)
(f) $2.5 million promissory note - stockholder	—		1,506
(g) $6.4 million promissory note - stockholder	—		6,361
(h) Note payable acquired from Ritter	365		399
(i) Takeback Notes	4,997		—
Total before debt issuance costs and debt discount	36,043		44,263
Debt issuance costs	(16)		(18)
Debt premiums / (discounts), net	(857)		(7,058)
	35,170		37,187
Less current portion	(30,686)		(33,164)
Long-term debt, less current portion - related party	$4,484		$4,023

(1) Classified as a current liability as of September 30, 2022 due to the existence of one or more covenant violations.

(2) Classified as a current liability as of December 31, 2020 due to the probability of recurrence of covenant violations, other than the EBITDA-based covenant, during 2021.

(a)
Antara Financing Agreement

The $20.1 million of EVO Term Loans under the Antara Financing Agreement bear interest at 14.5% per annum. The maturity date is the earlier of (1) March 15, 2026 or (2) the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan. Beginning with the Omnibus Amendment and ending on December 14, 2020, interest was paid in kind at a rate of 17% per annum. Beginning December 14, 2020, interest on the EVO Term Loans is payable in kind at 14.5%

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

per annum for the first eight full or partial calendar quarters following December 14, 2020 and is payable in cash at the rate of 12.0% per annum commencing October 1, 2022 if certain conditions relating to prepayment of the Main Street Loan are met. All outstanding principal and interest is due on the maturity date.

The Company classified the $20.1 million and $18.7 million unpaid principal balances, which include capitalized interest, as current liabilities as of September 30, 2022 and December 31, 2021, respectively, due to the existence of one or more covenant violations. As of September 30, 2022 and December 31, 2021, the unamortized debt discount was $0.9 million and $1.0 million, respectively.

(b)
Four promissory notes with an aggregate principal amount of $9.5 million

The four promissory notes were issued to the former EAF members on February 1, 2017, bear interest at 1.5% per annum and mature February 1, 2026. These convertible promissory notes are secured by substantially all of the assets of EAF. The Company imputed an interest rate of 5.1% on the promissory notes. The discount is accreted over the period from the date of issuance to the date the promissory notes are due using the effective interest rate method. These promissory notes were convertible into 7,000,000 shares of EVO's common stock. The holder’s conversion option was limited on a monthly basis to the number of shares of common stock equal to 10% of the 30 day average trading volume of shares of common stock during the prior calendar month. Further, $35,000 was the minimum amount of principal or capitalized interest the holder must convert per conversion.

Refer to the discussion above regarding the Convertible Note Amendments, dated March 11, 2022, which resulted in the extinguishment of the four promissory notes due to their conversion into the Convertible Note Warrants. As of September 30, 2022 and December 31, 2021, the unamortized debt discount was $0 and $5.8 million, respectively.

(c)
Bridge Loan and Executive Loans

On March 11, 2022, the $9 million Bridge Loan was issued to Antara Capital and the $0.8 million Executive Loans were issued to the Executive Lenders. The Bridge Loan bears interest at 14% per annum and has an original maturity date of the earlier of (i) demand by Antara Capital at any time prior to the date on which a collateral agent designated by Antara Capital has been granted a valid and enforceable, perfected, first priority lien on the collateral described in the Bridge Loan Agreement, subject only to permitted liens, on terms reasonably acceptable to Antara Capital, and (ii) May 31, 2022. The Executive Loans bear interest at 14% per annum and had an original maturity date of June 3, 2022 (although all payments in respect of the Executive Loans are subordinated in right and time of payment to all payments in respect of the Bridge Loan). Interest on the Bridge Loan and Executive Loans will accrue until the principal balances are repaid. No principal and interest payments are due until maturity. On September 8, 2022, the maturity dates for the Bridge Loan and the Executive Loans were extended to December 29, 2023 and January 5, 2024, respectively. Refer to Note 12, Subsequent Events, for discussion regarding the amendment and restatement of the Bridge Loan.

(d)
$3.8 million senior promissory note

The $3.8 million senior promissory note was issued on February 1, 2017 to a former EAF member, with interest at 7.5% per annum and default interest of 12.5% per annum, and had an original maturity date of the earlier of (a) December 2017; (b) ten days after the initial closing of a private offering of capital stock of the Company in an amount not less than $10 million; or (c) an event of default. During April 2018, the senior promissory note’s maturity date was extended to July 2019. The senior promissory note is unsecured. No principal and interest payments are due until maturity.

In connection with the Financing Agreement and the Main Street Loan, amounts due under the senior promissory note were subordinated and extended to the earlier of March 2026 and the payment in full of the Financing Agreement and the Main Street Loan. Additionally, the holder agreed not to receive, accept or demand payment under the subordinated obligation until all obligations under the Financing Agreement have been paid in full, except that the holder may continue to receive regularly scheduled interest payments so long as holder has not been informed that an event of default has occurred and is continuing under the Financing Agreement.

Also in connection with the Financing Agreement and as consideration for the subordination of the $3.8 million senior promissory note and the $4.0 million senior promissory note described below, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the $3.8 million senior promissory note was $0.2 million.

Pursuant to the Exchange Creditor Agreement, the $3.8 million senior promissory note and the $4.0 million senior promissory note, described below, in the aggregate amount of principal and accrued interest of approximately $9.3 million were exchanged for

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

warrants and a new promissory note with a principal amount of approximately $1.9 million. Refer to the heading "Takeback Notes" for further discussion on the new promissory notes resulting from the Exchange Creditor Agreements.

As of September 30, 2022 and December 31, 2021, the remaining unamortized debt discount was $0.0 million and $0.1 million, respectively. The Company classified the $3.8 million unpaid principal balance as a current liability as of December 31, 2021 due to the existence of one or more covenant violations.

(e)
$4.0 million senior promissory note

The $4.0 million promissory note was issued on February 1, 2017, to a former EAF member with interest at 7.5% per annum and had an original maturity date of February 2020. The note is guaranteed by substantially all the assets of EAF and the Company. No principal and interest payments are due until maturity.

In connection with the Financing Agreement and the Main Street Loan, amounts due under the promissory note were subordinated and extended to the earlier of March 2026 and the payment in full of the Financing Agreement and the Main Street Loan. Additionally, the holder agreed not to receive, accept or demand payment under the subordinated obligation until all obligations under the Financing Agreement have been paid in full, except that the holder may continue to receive regularly scheduled interest payments so long as holder has not been informed that an event of default has occurred and is continuing under the Financing Agreement.

Also in connection with the Financing Agreement and as consideration for the subordination of the $4.0 million senior promissory note and the $3.8 million senior promissory note described above, the Company issued a warrant to the holder to purchase an aggregate of 350,000 shares of EVO's common stock at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the $4.0 million senior promissory note was $0.3 million.

Pursuant to the Exchange Creditor Agreement, the $3.8 and $4.0 million senior promissory notes in the aggregate amount of principal and accrued interest of approximately $9.3 million were exchanged for warrants and a new promissory note with a principal amount of approximately $1.9 million. Refer to the heading "Takeback Notes" for further discussion on the new promissory notes resulting from the Exchange Creditor Agreements.

As of September 30, 2022 and December 31, 2021, the remaining unamortized debt discount was $0.0 million and $0.1 million, respectively. The Company classified the $4.0 million unpaid principal balance as a current liability as of December 31, 2021 due to the existence of one or more covenant violations.

(f)
$2.5 million promissory note - stockholder

In connection with the Company's June 1, 2018 acquisition of all of the issued and outstanding shares of Thunder Ridge, this $2.5 million promissory note was issued to Mr. Peck, with interest at 6% per annum (interest in the event of a default at 9% per annum) and a maturity date of the earlier of (a) the date the Company raises $40.0 million in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Mr. Peck’s employment with the Company by the Company without cause or by Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge and is also secured by the Thunder Ridge Shares (“TR Shares”). The maturity date of the promissory note has been subsequently amended to extend it to November 30, 2022. Effective with the most recent extension in August 2019, the Company paid Peck approximately $0.15 million in principal and increased the monthly principal payments to $20,000. The note calls for monthly principal payments, with all accrued and unpaid interest due and payable on the maturity date. If the Company fails to repay the amounts outstanding under the note on or before November 30, 2022, then at the option of Peck, the Company shall immediately surrender all right, title and interest in all of the outstanding shares of stock in Thunder Ridge to Peck.

Pursuant to the Exchange Creditor Agreement, the promissory note in the aggregate amount of principal and accrued interest of approximately $1.9 million was exchanged for warrants and a new promissory note with a principal amount of approximately $0.4 million. Refer to the heading "Takeback Notes" for further discussion on the new promissory note resulting from the Exchange Creditor Agreements.

(g)
$6.4 million promissory note - stockholder

The $6.4 million promissory note was issued February 2, 2019 to a stockholder, with interest at 9% per annum and an original maturity date of August 31, 2020. The note is collateralized by all of the assets of Ursa and JB Lease. Principal and interest payments

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

commenced June 1, 2019, with a final payment of $6.4 million due at maturity. On August 30, 2019, the note maturity was extended to November 2022.

Pursuant to the Exchange Creditor Agreement, the senior promissory notes in the aggregate amount of principal and accrued interest of approximately $6.4 million were exchanged for warrants and a new promissory note with a principal amount of approximately $1.3 million. Refer to the heading "Takeback Notes" for further discussion on the new promissory note resulting from the Exchange Creditor Agreements.

(h)
Note payable acquired from Ritter

Note payable to a related party were assumed as a liability in the Ritter acquisition. The note has an interest rate of 7.0% and matures in December 2028.

(i)
Related Party Takeback Notes - three promissory notes with an aggregate principal amount of $3.6 million

The Company issued three promissory notes with an aggregate principal amount of $3.6 million. The Takeback Notes originally bear interest at 3% per annum, are unsecured and have a maturity date of September 8, 2027. Interest on the Takeback Notes is payable in cash or in kind, at the Company’s option, the first day of each January, April, July and October. In connection with the Exchange Creditor Agreements, the exchange constituted as a troubled debt restructuring, future cash payments will be recorded as reductions in the carrying amount of the debt. No further interest expense will be recognized, unless required in connection with contingent payments.

Note 6 - Temporary Equity, Stockholders’ Deficit and Warrants

Charter Amendment

On September 8, 2022, EVO's Board and stockholders holding a majority of the voting power of the issued and outstanding shares of each class of our capital stock approved the amendment of EVO’s Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.0001, from 100 million to 600 million. The amendment became effective October 25, 2022.

Conversion of Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock

In connection with the SPA, certain holders of EVO's Series A Redeemable Convertible Preferred stock and Series B Redeemable Convertible Preferred stock were issued warrants to purchase shares of common stock of EVO at an exercise price of $0.63 per share and provided other consideration as an inducement to entering the transactions. In consideration for the issuance of the warrants and other consideration, the holders agreed to tender the Series A Redeemable Convertible Preferred stock and Series B Redeemable Convertible Preferred stock for retirement and cancellation by the Company. The holders converted the Series A Redeemable Convertible Preferred stock and Series B Redeemable Convertible Preferred stock into shares of EVO's common stock and subsequently the Series A Redeemable Convertible Preferred stock and Series B Redeemable Convertible Preferred stock were retired and removed from EVO’s articles of incorporation as an authorized class of preferred stock In connection with the conversion, the holders waived the conversion of dividends that would have accrued from June 30, 2022 through September 8, 2022, the date of conversion. The Company recorded $0.2 million of inducement costs as a dividend in additional paid-in capital as of September 30, 2022.

Redeemable Common Stock

Pursuant to the Sheehy Agreement, SEI waived and agreed to not exercise the $1.2 million put right in exchange for $0.1 million over multiple installments through December 31, 2023. Accordingly, the Company is no longer obligated to redeem the common stock held by SEI. The waiver resulted in a reclassification of the $1.2 million out of temporary equity into permanent equity. As of September 30, 2022 and December 31, 2021, redeemable common stock was $0 and $1.2 million, respectively. The Sheehy Agreement is further described in Note 3, Related Party Transactions.

Series C Preferred Stock

On March 11, 2022, and pursuant to the Bridge Loan Agreement, EVO filed the Series C Certificate of Designations with the Secretary of State of the State of Delaware, which authorizes EVO to issue up to one share of Series C Preferred Stock, and issued to Antara Capital one share of Series C Preferred Stock.

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

Voting Rights

Under the Series C Certificate of Designations, prior to a Bridge Loan Triggering Event and following the Bridge Loan Discharge Date, the holder of Series C Preferred Stock will have no voting rights except as otherwise required by law. Under the Series C Certificate of Designations, upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, the holder of Series C Preferred Stock will vote together with the holders of EVO's common stock as a single class on any Series C Shareholder Matter, and the holder of Series C Preferred Stock will be entitled to cast a number of votes on any Series C Shareholder Matter equal to the total number of votes of all non-holders of Series C Preferred Stock entitled to vote on any such Series C Shareholder Matter plus 10. In addition, the Series C Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series C Preferred Stock holders’ voting or board-appointment rights under the Series C Certificate of Designations will require the consent of the Series C Majority.

In addition, the Series C Certificate of Designations grants the Series C Majority the exclusive right, voting separately as a class, to elect or appoint (i) prior to a Bridge Loan Triggering Event, one director to the Board (who shall, unless the majority of the Series C Preferred Stock elects otherwise in its sole discretion, also serve as a member of each Board committee) and (ii) upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, a majority of the members of the Board.

Series D Preferred Stock

On July 13, 2022, and pursuant to the Bridge Loan Agreement, EVO filed the Series D Certificate of Designations with the Secretary of State of the State of Delaware, which authorizes EVO to issue up to one share of Series D Non-Participating Preferred Stock, and issued to Antara Capital one share of Series D Non-Participating Preferred Stock.

Dividends

A dividend accrues on the Series D Non-Participating Preferred Stock at a rate of 5% per annum on its liquidation preference. The dividend is payable, if and when declared by the Board of Directors, quarterly in arrears in cash commencing on September 30, 2022. Such dividends begin to accrue as of the date on which the Series D Non-Participating Preferred Stock was issued, and will accrue whether or not declared and whether or not there will be funds legally available for the payment of dividends. The Series D Non-Participating Preferred Stock shall not be entitled to participate in any distributions or payments to the holders of the common stock or any other class of stock of the Company.

Liquidation Preference

The holders of the Series D Non-Participating Preferred Stock are entitled to a liquidation preference of $1.00 per share of Series D Non-Participating Preferred Stock plus any accrued but unpaid dividends upon the liquidation of the Company.

Voting Rights

Under the Series D Certificate of Designations, prior to a Bridge Loan Triggering Event and on and following the Bridge Loan Discharge Date, the holder of Series D Non-Participating Preferred Stock will vote together with the holders of EVO's common stock. Under the

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Series D Certificate of Designations, upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, the holder of Series D Non-Participating Preferred Stock will vote together with the holders of EVO's common stock as a single class on any Series D Shareholder Matter, and the holder of Series D Non-Participating Preferred Stock will be entitled to cast a number of votes on any Series D Shareholder Matter equal to the total number of votes of all non-holders of Series D Non-Participating Preferred Stock entitled to vote on any such Shareholder Matter plus 10. In addition, the Series D Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series D Non-Participating Preferred Stock holders’ voting or board-appointment rights under the Series D Certificate of Designations will require the consent of holders the Series D Majority.

Warrants

As further described in Note 5, Debt, the Company issued the following warrants in connection with the Financing Agreement:

•
In September 2019, the Company issued warrants to purchase an aggregate of 4,375,000 shares of EVO’s common stock to the lenders. The Company also issued the Side Letter Warrant to the lenders to purchase an additional 1,500,000 shares of EVO’s common stock. The total fair value of these warrants of $7.4 million, which the Company recorded as an additional debt discount, will be amortized to interest expense over the remaining term of the Financing Agreement.
•
In September 2019, as consideration for the subordination of previously issued promissory notes, the Company issued a warrant to the noteholder to purchase an aggregate of 350,000 shares of EVO’s common stock at an exercise price of $0.01 per share. The total fair value of this warrant of $0.5 million, which the Company recorded as an additional debt discount on the promissory notes, will be amortized to interest expense over the remaining term of the promissory notes.
•
In February 2020, as a result of the Incremental Amendment, the Company issued the Antara Warrant 2020 to Antara Capital to purchase 3,650,000 shares of EVO’s common stock at an exercise price of $2.50 per share.
•
In March 2020, as a result of the Waiver Agreement, the Company issued to Antara Capital a warrant to purchase up to 3,250,000 shares of EVO’s common Stock at an exercise price of $2.50 per share.
•
In October 2020, as a result of the Omnibus Amendment, the Company issued to the lenders warrants to purchase an aggregate of up to 500,000 shares of EVO's common stock at the price of $0.01 per share.
•
In October 2020, as a result of the Omnibus Amendment, the Company exchanged, without any cash consideration, all warrants previously issued to the lenders for warrants to purchase for $0.01 per share of EVO's common stock at the rate of 0.64 warrants per share of EVO's common stock. As a result, warrants to purchase an aggregate of 7,925,000 shares of EVO’s common stock at a price of $2.50 per share were exchanged for an aggregate of 5,072,000 shares of EVO’s common stock at a price of $0.01 per share.
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

As further described in Note 5, Debt, in connection with the December 2020 Main Street Loan, the Company contributed 100% of the issued and outstanding equity of EAF to EVO Holding with the consent of Danny Cuzick as the holder of certain previously disclosed promissory notes that are secured in part by the assets of EAF. In consideration of Danny Cuzick’s consent to the contribution, the Company issued to him the Cuzick Warrant to purchase up to 1,000,000 shares of EVO's common stock at the cost of $0.01 per share. Danny Cuzick is a former member of EVO’s Board.

As further described in Note 5, Debt, in connection with the March 2022 Bridge Loan Agreement, EVO granted Antara Capital and the Executive Lenders the Bridge Loan Warrants to purchase an aggregate of up to 13,066,886 shares of EVO's common stock at an exercise price of $0.01 per share.

As further described in Note 5 Debt, in connection with the March 2022 Convertible Note Amendments, EVO issued the Convertible Note Warrants to purchase an aggregate of up to 7,533,750 shares of EVO's common stock at an exercise price of $0.01 per share.

The following warrants were issued and exercised in connection with the SPA:

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

•
On September 8, 2022, Antara Capital exercised previously issued warrants to purchase 3,500,000 shares of EVO's common stock at $0.01 per share in connection with the consideration of the SPA.
•
On September 8, 2022, Antara Capital purchased from the Company (i) immediately exercisable warrants to purchase 22,353,696 shares of EVO's common stock at an exercise price of $0.0001 per share and (ii) warrants to purchase 319,213,143 shares of EVO's common stock at an exercise price of $0.0001 per share that will be exercisable following the adoption of the Charter Amendment. Each warrant issued to Antara Capital may be exercised for cash or on a cashless basis, for a period of five years from the date of issuance.
•
On September 8, 2022, as a result of the SPA and Exchanging Creditor Agreements, EVO issued the Exchanging Creditor Warrants to purchase 47,549,779 and 23,774,891 shares of EVO's common stock at exercise prices of $0.0001 and $0.53 per share, respectively.
•
On September 8, 2022, EVO issued warrants to purchase 4,754,978 and 9,509,956 shares of EVO's common stock at exercise prices of $0.0001 and $0.53 per share, respectively, to a former board member.
•
On September 8, 2022, EVO issued warrants to purchase 23,224,117 shares of EVO's common stock at an exercise price of $0.63 per share to key equity holders and members of management. Each warrant issued may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance.
•
On September 8, 2022, EVO issued warrants to purchase 3,000,000 shares of EVO's common stock at an exercise price of $1.50 per share to a former board member. Each warrant issued may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance.

A summary of warrants activity for the year ended 2021, and for the nine months ended September 30, 2022 is as follows:

	Number of Warrants
	Equity Classified	Liability Classified
Balance at December 31, 2020	8,856,255	16,022,000
Issued in 2021	2,231,453	—
Balance at December 31, 2021	11,087,708	16,022,000
Issued in the nine months ended September 30, 2022	119,347,471	354,633,725
Reclassified in the nine months ended September 30, 2022	28,377,564	(28,377,564)
Exercised in the nine months ended September 30, 2022	(3,500,000)	—
Forfeited in the nine months ended September 30, 2022	(103,334)	—
Balance at September 30, 2022	155,209,409	342,278,161

All issued warrants that are not considered indexed to EVO's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The following table summarizes such warrants outstanding and exercisable as of September 30, 2022 and December 31, 2021 that are liability-classified. The Company reclassified to equity all of its liability classified warrants with exercise prices greater than $0.01 on September 8, 2022. The warrants were amended to modify certain anti-dilution features and they became indexed to EVO’s common stock.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
September 30, 2022
Outstanding	342,278,161	$0.0001	4.9
Exercisable	342,278,161	$0.0001
December 31, 2021
Outstanding	16,022,000	$0.52	4.8
Exercisable	16,022,000	$0.52

In addition to the liability-classified warrants, the Company has issued warrants with different terms that are considered indexed to EVO's common stock and, therefore, are classified in additional paid-in capital and are not required to be measured at fair value at each

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

reporting date. The following table summarizes such equity-classified warrants outstanding and exercisable as of September 30, 2022 and December 31, 2021.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
September 30, 2022
Outstanding	155,209,409	$0.46	3.3
Exercisable	155,209,409	$0.46
December 31, 2021
Outstanding	11,087,708	$2.37	6.9
Exercisable	11,087,708	$2.37

Note 7 – Stock-Based Compensation

Warrants – Stock-Based Compensation

During the first quarter of 2021, EVO issued to an employee warrants to purchase 750,000 shares of EVO’s common stock. The warrants were issued with a 10-year life and an exercise price equal to the lesser of $2.50 per share and the price at which stock options were to be granted to the Company's officers in 2021. One-third (1/3) of the warrants vested and became exercisable on the grant date, one-third (1/3) vested and became exercisable on March 31, 2021, and one-third (1/3) vested and became exercisable on June 30, 2021. During the six months ended June 30, 2021, the Company recorded stock-based compensation expense of $0.3 million related to these warrants.

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

Recurring Fair Value Measurements

The Company’s derivative liability embedded in the Financing Agreement related to the mandatory prepayment feature is measured at fair value using a probability-weighted discounted cash flow model and is classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The liability is presented as an embedded derivative liability on the consolidated balance sheets and is subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other income (expense) in its consolidated statements of operations. The assumptions used in the discounted cash flow model include: (1) management's estimates of the probability and timing of future cash flows and related events; (2) the Company's risk-adjusted discount rate that includes a company-specific risk premium; and (3) the Company's cost of debt.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company's liability-classified warrants issued with an exercise price of $0.01 per share are measured at fair value using the Black-Scholes option pricing model and are classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The warrant liabilities are presented as current liabilities on the consolidated balance sheets and are subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other income (expense) in its consolidated statements of operations. The inputs and assumptions used in the Black-Scholes option pricing model include: (1) the Company's stock price; (2) the exercise price of the warrant; (3) the expected term of the warrant; (4) the Company's expected stock price volatility; (5) the Company's expected dividends; and (6) the risk-free interest rate.

The Company's liability-classified warrants issued with an exercise price of greater than $0.01 per share are measured at fair value using the Monte Carlo simulation model and are classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The warrant liabilities are presented as current liabilities on the consolidated balance sheets and are subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other income (expense) or as compensation expense in its consolidated statements of operations. The inputs and assumptions used in the Monte Carlo model include: (1) the Company's stock price; (2) the Company's expected stock price volatility; and (3) the risk-free interest rate. The Company reclassified to equity all of its liability classified warrants with exercise prices greater than $0.01 on September 8, 2022. The warrants were amended to modify certain anti-dilution features and they became indexed to EVO’s common stock.

The following table provides a reconciliation for the opening and closing balances of both liabilities for the periods presented:

($ in thousands)	Derivative Liability	Warrant Liabilities
Balance at December 31, 2021	$1,513	$13,784
Issuances	—	33,265
Reclassification of warrants from liability classified to equity classified	—	(1,258)
Net change in fair value	(12)	(25,296)
Balance at September 30, 2022	$1,501	$20,495

Balance at December 31, 2020	$1,021	$—
Issuances	—	11,099
Net change in fair value	(661)	(5,534)
Balance at September 30, 2021	$360	$5,565

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

The Company’s obligations under its debt agreements are carried at amortized cost. The fair value of the Company’s obligations under its convertible notes and the EVO Term Loans are considered Level 3 liabilities of the fair value hierarchy because fair value was estimated using significant unobservable inputs. The fair value of the Company’s other debt arrangements are considered Level 2 liabilities of the fair value hierarchy because fair value is estimated using inputs other than quoted prices that are observable for the liability such as interest rates and yield curves. The estimated fair value of the EVO Term Loans was $10.8 million as of September 30, 2022, and its carrying value was $20.0 million as of September 30, 2022. The estimated fair value of the EVO Term Loans was $9.7 million as of December 31, 2021, and its carrying value was $17.7 million as of December 31, 2021. The carrying value of the Company’s remaining debt obligations approximates fair value, and was $41.5 million and $49.0 million as of September 30, 2022 and December 31, 2021, respectively.

Note 9 – Leases

Related Party Leases

The Company has various lease obligations with related parties for trucks, office space and terminals expiring at various dates through January 2029. During the nine months ended September 30, 2022 and 2021 the Company incurred approximately $1.1 million and $1.1 million of related party lease costs, respectively. During the three months ended September 30, 2022 and 2021 the Company incurred approximately $0.4 million and $0.4 million of related party lease costs, respectively. At September 30, 2022 and December 31, 2021, the Company had the following balances recorded in the condensed consolidated balance sheets related to its lease arrangements with related parties:

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

($ in thousands)	Classification	September 30, 2022	December 31, 2021
Assets
Operating leases	Right-of-use-asset	$1,720	$2,107

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	1,660	840

Non-current:
Operating leases	Operating lease liabilities, less current portion	409	1,125

Note 10 – Commitments and Contingencies

Legal Contingencies

In the normal course of business, the Company is party to legal proceedings from time to time. The Company maintains insurance to cover certain actions and it establishes reserves for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made.

On March 19, 2018, Whisler Holdings, LLC, Mitesh Kalthia, and Jean M. Noutary, the owners of the property leased by El Toro for the Company’s El Toro station, initiated a lawsuit in the Superior Court of Orange County, California, related to the lease agreement for the El Toro station. The complaint alleges breach of contract and sought money damages, costs, attorneys’ fees and other appropriate relief. On October 11, 2018, the court issued a default judgement in favor of the plaintiff in the amount of approximately $0.2 million, which the Company has fully reserved for and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets at September 30, 2022 and December 31, 2021. No payments have been made to date.

See Note 12, Subsequent Events, for descriptions of the legal proceeding relating to Raymond James & Associates, Inc. and the settlement of the legal proceeding relating to Falcon Capital, LLC and Scott Honour.

Except as described above and with respect to claims covered by insurance, there are no other currently pending material legal or governmental proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

PPP Loan

On May 8, 2020, we received a letter from the Select Subcommittee on the Coronavirus Crisis of the U.S. House of Representatives demanding that we return the $10.0 million PPP Loan that we applied for and received under the CARES Act in April 2020. We elected not to return the PPP Loan proceeds as requested and our PPP Loan was subsequently forgiven in July 2021. Also, the United States Small Business Administration ("SBA") has stated that it intends to audit the PPP Loan application of any company, like us, that received PPP Loan proceeds of more than $2 million. However, we are not currently party to or aware of any contemplated proceeding with the Select Subcommittee, the SBA, or any other governmental authority with respect to the PPP Loan.

Long-Term Take-or-Pay Natural Gas Supply Contracts

As of September 30, 2022 and December 31, 2021, the Company had commitments to purchase natural gas on a take-or-pay basis with three vendors. It is anticipated these are normal purchases that will be necessary for sales, and that any penalties for failing to meet minimum volume requirements will be immaterial. As of September 30, 2022 and December 31, 2021, the estimated remaining liability under the take-or-pay arrangements was approximately $0.2 million and $0.2 million, respectively.

Off Balance Sheet Arrangements – Captive Insurance

Prior to the acquisition, Sheehy was insured for certain insurance risks with a captive insurance company under SEI. Upon the acquisition of Sheehy from SEI in January 2019, the Company became a member of the captive and Sheehy was transferred to the EVO member account. As a member of the captive, the Company is required to maintain a collateral deposit. The collateral deposit requirement is

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

calculated at the renewal date of March 1st each year and is based on the prior three years of premium experience. The collateral deposit may be satisfied with either cash and/or investment collateral held in the captive or with a letter of credit. The letter agreement between the Company and SEI expired on March 1, 2020, however, in connection with the Sheehy Settlement Agreement, Sheehy has pledged $0.8 million in cash collateral held in the SEI captive insurance member account, under the CSPA, on or before March 1, 2024. See Note 3, Related Parties – Off Balance Sheet Arrangements – Collateral Security Pledge Agreement, for terms of the agreement. The Company is also responsible for providing any additional collateral that may be requested by the captive.

Letters of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting an EAF CNG station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $0.1 million minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $0.5 million, which amount may decrease annually during the term of the agreement and was equal to $0.2 million as of September 30, 2022 and December 31, 2021.

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under a standby letter of credit. As of September 30, 2022 and December 31, 2021, we had $0.6 million of the standby letter of credit related to workers’ compensation and general liabilities accrued in our condensed consolidated financial statements.

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

Note 12 - Subsequent Events

Amended and Restated Bridge Loan

On December 23, 2022, Antara Capital, Corbin ERISA Opportunity Fund Ltd ("CEOF") and Hudson Park Capital II LP ("Hudson Park") entered into a Master Assignment and Assumption agreement pursuant to which Antara Capital sold and assigned its rights and obligations in a portion of the Bridge Loan and warrants with an exercise price per share of $0.01 and $0.0001 to CEOF and Hudson Park. On the same date, Antara Capital, the Executive Lenders, CEOF and Hudson Park amended and restated the Bridge Loan to reflect the assigned portions of the Bridge Loan to CEOF and Hudson Park. No changes were made to the Bridge Loan in connection with the assignment to CEOF and Hudson Park and no payments were made to the holders of the debt. This event is a transaction among debt holders.

Warrant Exercises

On November 14, 2022, Antara Capital exercised warrants to purchase 19,317,489 and 341,566,839 shares of EVO common stock at $0.01 and $0.0001 per share, respectively, for $0.2 million.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Loan Dispute Settlement

On April 14, 2023, EVO, Titan CNG LLC, a wholly-owned subsidiary of EVO (“Titan CNG”), Falcon Capital, LLC (“Falcon”) and Scott Honour (a former member of EVO’s board of directors), entered into a Settlement Agreement (the “Settlement Agreement”) pursuant to which the parties settled the dispute between EVO and Titan, on the one hand, and Falcon and Mr. Honour, on the other hand, relating to that certain Loan Agreement, dated December 31, 2014, among Tradition Capital Bank, Titan El Toro LLC and Titan CNG, certain equipment located in Fort Worth, Texas, and compensation for board service.

Pursuant to the Settlement Agreement, (i) the parties settled all claims relating to the lawsuit by Falcon against Titan CNG and EVO, (ii) EVO agreed to pay Falcon $60,000, (iii) EVO issued Falcon an unsecured promissory note in the principal amount of $250,000 (the “Promissory Note”), (iv) Falcon released all security interests and liens in all physical property of EVO and Titan CNG, (v) the parties agreed on a process by which to sell the equipment and on the distribution of net proceeds from such sale and (vi) Falcon and Honour released all right, title and interest in and to Titan CNG, EVO and EVO’s subsidiaries. Falcon is entitled to file a confession of judgment if EVO fails to timely cure a missed payment to Falcon or makes more than three untimely payments.

The Promissory Note matures on September 30, 2027 and bears interest at a rate of 6.0% per annum. On January 1, 2024, interest only on the outstanding principal amount will be due and payable in arrears. On February 1, 2024, and on the first day of each month thereafter, principal and interest will be due and payable in arrears. The Promissory Note has customary events of default.

Modification Agreements to the Main Street Priority Loan Program Facility

On April 19, 2023, EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC and Ritter Transportation Systems, Inc. (collectively, the “Borrowers”), EVO, as guarantor, and Commerce Bank of Arizona, Inc. (“Commerce”) entered into the Third Modification Agreement (the “Third Amendment”) of the Loan Agreement. The Third Amendment modifies (i) the financial reporting requirements of the Borrowers and EAF and (ii) permitted investments to include additional intercompany loans so long as the Borrowers’ debt service coverage ratio, as defined in the Third Amendment, is at least 1.20:1.00 as of the relevant date.

On June 15, 2023, the Borrowers, EVO, as guarantor, and Commerce entered into the Fourth Modification Agreement (the “Fourth Amendment”) of the Loan Agreement. The Fourth Amendment modifies the interest rate of the loan to the Prime Rate plus the applicable margin of 25 basis points per annum. Accrual of interest at the modified interest rate commenced on July 1, 2023.

Raymond James Arbitration

On January 22, 2021, EVO and Raymond James & Associates, Inc. (“Raymond James”) entered into a letter agreement (the “RJ Agreement”) pursuant to which Raymond James would provide certain investment banking services to EVO. The RJ Agreement was amended on September 26, 2021 and November 19, 2021. Pursuant to the RJ Agreement, as amended, EVO agreed to pay Raymond James certain fees and expenses upon the closing of certain transactions.

On November 22, 2022, Raymond James filed a demand for arbitration against EVO in which it alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. The complaint alleged that EVO failed to pay $3.25 million in fees and $11,142.80 in expenses. The RJ Agreement provides for final and binding arbitration of Raymond James’s claims against EVO in accordance with the commercial rules of the American Arbitration Association.

EVO believes it has meritorious defenses to Raymond James’s claim and intends to defend itself vigorously while exploring other options as appropriate and in EVO’s best interest. We are unable to predict the outcome of this matter or the Company’s ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss for this matter, if any. If, however, EVO does not prevail in the arbitration, management believes that EVO’s legal and financial liability relating to this matter could be material to the Company’s results of operations and financial condition, and could impact the Company’s ability to continue as a going concern.

Annual Incentive Plan

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On May 30, 2023, the compensation committee (the “Compensation Committee”) of the Board approved the Annual Incentive Plan of EVO Transportation & Energy Services, Inc. (the “AIP”), to provide the terms of annual bonus opportunities to be granted to EVO’s executive officers and other participating employees. The purposes of the AIP are to provide additional incentives for employees who contribute to the improvement of operating results of the Company and to reward outstanding performance on the part of those individuals whose decisions and actions most significantly affect the growth, profitability and efficient operation of the Company. The AIP focuses on achievement of certain Company performance criteria, as determined by the Compensation Committee at the beginning of each calendar year, and provides that the participants may earn a pre-determined percentage of their respective base salaries for the achievement of specified performance goals.

The Compensation Committee approved the following annual bonus opportunities for 2023 under the AIP: (i) to Mr. Bayles, 30% to 65% of annual base salary and (ii) to other executive officers, 15% to 50% of annual base salary. The performance metric for 2023 is adjusted EBITDA, and payment of incentive awards under the AIP is dependent upon achievement of defined goals for the performance metric. The Compensation Committee retains the discretion to adjust any award that becomes payable under the AIP.

Restricted Stock Unit Award Agreements

On May 30, 2023, the Compensation Committee also approved (i) the form of restricted stock unit award agreement for employees (the “Employee RSU Award Agreement”) and (ii) the form of restricted stock unit award agreement for non-employee directors (the “Non-Employee Director RSU Award Agreement” and together with the Employee RSU Award Agreement, the “Award Agreements”), which set forth the terms and conditions for restricted stock unit (“RSU”) awards under the Amended and Restated 2018 Stock Incentive Plan. The RSUs are used to determine the number of shares of common stock of EVO to be issued to participants if such RSUs vest. Each RSU will vest in accordance with the schedule determined at the time of award, subject to the participant’s continued employment or service through the vesting date.

The Compensation Committee approved the following grants of RSUs: (i) to Mr. Bayles, 14,264,934 RSUs, (ii) to other executive officers, 998,545 to 2,377,489 RSUs and (iii) to non-employee directors of EVO, 950,996 to 1,188,744 RSUs.

Asset Purchase and Sale Agreements

On July 20, 2023, EAF, a wholly-owned subsidiary of EVO, entered into the following agreements with Clean Energy, a California corporation: (a) the Asset Purchase and Sale Agreement and Joint Escrow Instructions (Tolleson) (the “Tolleson Agreement”) and (b) the Asset Purchase and Sale Agreement and Joint Escrow Instructions (Oak Creek) (the “Oak Creek Agreement,” and together with the Tolleson Agreement, the “Asset Purchase Agreements”).

The Tolleson Agreement provides for the sale of EAF’s real property in Tolleson, Arizona and the compressed natural gas fuel station located thereon to Clean Energy for a purchase price of $1.2 million. The Oak Creek Agreement provides for the sale of EAF’s real property in Oak Creek, Wisconsin and the compressed natural gas fuel station located thereon to Clean Energy for a purchase price of $1.2 million.

The Asset Purchase Agreements contain customary representations, warranties and covenants by EAF and Clean Energy and are subject to customary closing conditions, including completion of due diligence by Clean Energy. The Company expects the sales under the Asset Purchase Agreements to close in the third quarter of 2023.

The net proceeds from the sales under the Asset Purchase Agreements will be used for mandatory pay down of the Main Street Loan.

Equipment Purchase Agreement

On July 20, 2023, EAF also entered into an Equipment Purchase Agreement (“Equipment Agreement”) with California Clean Energy, Inc. (“CCE”), whereby EAF agreed to sell certain equipment and other assets located in Fort Worth, Texas for a purchase price of $800,000. The Equipment Agreement contains customary representations, warranties and covenants by EAF and CCE and is subject to customary closing conditions. The Company expects the sale under the Equipment Agreement to occur in the third quarter of 2023.

The net proceeds from the sale under the Equipment Agreement will be used for mandatory pay down of the Main Street Loan.

Sale of San Antonio, Texas Property

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On June 2, 2023, EAF entered into an agreement (the “San Antonio Agreement”) with Brazos De Santos Partners, Ltd. (“BDSP”) whereby EAF agreed to sell certain of its land located in San Antonio, Texas for a purchase price of $1,180,476. The net proceeds from the sale under the San Antonio Agreement will be used for mandatory pay down of the Main Street Loan.

The San Antonio Agreement contains customary representations, warranties and covenants by EAF and BDSP and is subject to customary closing conditions. The Company expects the sale under the San Antonio Agreement to occur in the third quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; our growth strategy and potential acquisition candidates; our relationship with the United States Postal Service; gasoline, diesel and natural gas prices; management’s expectations regarding market trends and competition in the transportation industry, government tax credits and other incentives, insurance and environmental and safety considerations; and any statements of belief and any statements of assumptions underlying any of the foregoing. In some cases you may identify forward-looking statements by the use of words such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions or the negative of these terms. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well.

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

Background and Recent Developments

EVO Transportation & Energy Services, Inc. (“EVO” and, together with its direct and indirect subsidiaries, the “Company”) is a transportation provider serving the United States Postal Service (“USPS”) and other customers. We believe EVO is one of the largest surface transportation companies serving the USPS, with a diversified fleet of tractors, straight trucks, and other vehicles that currently operate on either diesel fuel, gasoline or compressed natural gas (“CNG”). In connection with providing our mail transportation and delivery services to the USPS and our freight services to other corporate customers, we outsource the transportation of certain loads to third-party carriers. We operate from our headquarters in Phoenix, Arizona and from numerous terminals throughout the United States.

Historically, we have grown primarily through acquisitions and have also grown organically by obtaining new contracts from the USPS and other customers.

Sources of Revenue

Our USPS trucking operations generate revenue from transportation services under multi-year contracts with the USPS

Our freight trucking operations generates revenue by providing both irregular and dedicated route transportation services of various products, goods and materials for a diverse customer base.

Results from Operations

Three Months Ended September 30, 2022, as compared with the Three Months Ended September 30, 2021

Trucking revenue: The majority of Trucking revenue is derived from the USPS. The remainder of the revenue is derived from corporate freight hauling. The USPS contracts are typically four years in duration and include a monthly fuel adjustment. Trucking revenue was $75.3 million and $68.8 million during the three months ended September 30, 2022 and 2021, respectively. The $6.5 million, or 9.4%, increase in Trucking revenue from the three months ended September 30, 2021 to the three months ended September 30, 2022 is primarily due to revenue from new USPS contracts, along with increased fuel surcharge revenue as a result of increased fuel prices.

Payroll, benefits and related: Payroll, benefits and related includes total compensation of driver and non-driver. Included in driver compensation is an incremental hourly rate for benefits. Payroll, benefits and related expense was $33.4 million and $27.9 million during the three months ended September 30, 2022 and 2021, respectively. The $5.5 million, or 19.7%, increase in payroll, benefits and related expense is primarily due to the 9.4% increase in Trucking revenue combined with an increase in use of employee drivers rather than subcontracted third-party company resources.

Purchased transportation: Purchased transportation represents payments to subcontracted third-party companies. These contracts are typically negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to, labor, equipment, fuel and associated expenses. Purchased transportation expense was $8.3 million and $17.3 million during the three months ended September 30, 2022 and 2021, respectively. The $9.0 million, or 52.0%, decrease in purchased transportation expense from the three months ended September 30, 2021 to the three months ended September 30, 2022 is primarily due to an increased use of employee drivers rather than subcontracted third-party company resources.

Fuel: Fuel expense is comprised of diesel, gasoline and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors. Fuel expense was $11.5 million and $7.3 million during the three months ended September 30, 2022 and 2021, respectively. The $4.2 million, or 57.5%, increase in fuel expense is due primarily to the 9.4% increase in trucking revenue, 52.0% decrease in purchased transportation and an increase in the average DOE fuel price to $5.16 per gallon for the three months ended September 30, 2022 from $3.36 per gallon for the three months ended September 30, 2021.

Equipment rent: The Company rents and leases a portion of its trucks and trailers through a combination of short-term rental arrangements and long-term lease arrangements. Equipment rent expense was $3.3 million and $3.7 million during the three months ended September 30, 2022 and 2021, respectively. The $0.4 million, or 10.8%, decrease is due to an adjustment between equipment rent and amortization expense of finance lease right-of-use asset as a result from a correction of two leases classified as operating leases in the first quarter of 2022 when they were in fact finance leases.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet. Maintenance and supplies expense was $3.9 million and $2.6 million during the three months ended September 30, 2022 and 2021, respectively. The $1.3 million or 50.0%, increase in maintenance and supplies expense from the three months ended September 30, 2021 to the three months ended September 30, 2022 is primarily due to an increase in the size of the fleet combined with increased maintenance costs for the existing fleet, which the Company is in process of refreshing with newer equipment.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage expense related to the trucking operations of the business. Insurance and claims expense was $1.4 million and $1.9 million during the three months ended September 30, 2022 and 2021, respectively. The $0.5 million, or 26.3%, decrease in insurance and claims expense from the three months ended September 30, 2021 to the three months ended September 30, 2022 is primarily due to premium adjustments and fewer significant, nonrecurring claims.

Operating supplies and expenses: Operating and supplies expense includes all other direct costs in the trucking operations. Operating supplies and expenses was $4.1 million and $3.7 million during the three months ended September 30, 2022 and 2021, respectively. The $0.4 million, or 10.8%, increase in operating supplies and expenses from the three months ended September 30, 2021 to the three months ended September 30, 2022 is primarily due to an increase in truck center supplies, truck center building and parking, and driver travel expenses to service the new USPS contracts.

General and administrative: General and administrative expense was $6.4 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively. The $2.3 million, or 56.1%, increase is primarily due to an increase in professional fees.

Depreciation and amortization: Depreciation and amortization expense was $4.0 million and $4.0 million for the three months ended September 30, 2022 and 2021, respectively. An increase in amortization expense of finance lease right-of-use asset was substantially offset by a decrease in depreciation expense.

Interest expense: Interest expense was $10.8 million and $2.8 million for the three months ended September 30, 2022 and 2021, respectively. The $8.0 million, or 285.7%, increase in interest expense from the three months ended September 30, 2021 to the three months ended September 30, 2022 is primarily due to the consummation of certain transactions involving the recapitalization of the company, including EVO and Antara Capital entering into a Securities Purchase Agreement, dated September 8, 2022, whereby Antara Capital purchased from the Company 22,353,696 immediately exercisable warrants to purchase EVO's common stock at an exercise price of $0.0001 per share and an additional 319,213,143 warrants to purchase EVO's common stock at $0.0001 per share. The Company recorded a $7.7 million loss to interest expense in connection with the issuance of the warrants. Refer to Note 6, Temporary Equity, Stockholders’ Deficit and Warrants for further discussion.

Gain (loss) on extinguishment of debt: The $10.2 million gain on extinguishment of debt during the three months ended September 30, 2021 is due to the extinguishment of the outstanding principal and accrued interest on the Paycheck Protection Program Loan, which was forgiven by the SBA in July 2021.

Change in fair value of embedded derivative liability: The Financing Agreement contains a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. Refer to Note 5, Debt, and Note 8, Fair Value Measurements, for further discussion.

Change in fair value of warrant liabilities: EVO previously issued certain warrants that are not considered indexed to EVO's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The change in fair value of substantially all of the warrants classified as liabilities is recognized in other income (expense). Refer to Note 6, Stockholders' Deficit and Warrants, and Note 8, Fair Value Measurements, for further discussion.

Nine Months Ended September 30, 2022, as compared with the Nine Months Ended September 30, 2021

Trucking revenue: The majority of Trucking revenue is derived from the USPS. The remainder of the revenue is derived from corporate freight hauling. The USPS contracts are typically four years in duration and include a monthly fuel adjustment. Trucking revenue was $222.8 million and $179.2 million during the nine months ended September 30, 2022 and 2021, respectively. The $43.6 million, or 24.3%, increase in Trucking revenue from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 is primarily due to revenue from new USPS contracts, along with increased fuel surcharge revenue as a result of increased fuel prices.

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

Payroll, benefits and related: Payroll, benefits and related includes total compensation of driver and non-driver. Included in driver compensation is an incremental hourly rate for benefits. Payroll, benefits and related expense was $97.5 million and $74.6 million during the nine months ended September 30, 2022 and 2021, respectively. The $22.9 million, or 30.7%, increase in payroll, benefits and related expense is primarily due to the 24.3% increase in Trucking revenue combined with an increase in use of employee drivers rather than subcontracted third-party company resources.

Purchased transportation: Purchased transportation represents payments to subcontracted third-party companies. These contracts are typically negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to, labor, equipment, fuel and associated expenses. Purchased transportation expense was $30.7 million and $38.0 million during the nine months ended September 30, 2022 and 2021, respectively. The $7.3 million, or 19.2%, decrease in purchased transportation expense from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 is primarily due to an increased use of employee drivers rather than subcontracted third-party company resources.

Fuel: Fuel expense is comprised of diesel, gasoline and CNG fuel required to operate the truck fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors. Fuel expense was $36.2 million and $19.1 million during the nine months ended September 30, 2022 and 2021, respectively. The 17.1 million, or 89.5%, increase in fuel expense is due primarily to the 24.3% increase in trucking revenue, 19.2% decrease in purchased transportation and an increase in the average DOE fuel price to $4.98 per gallon for the nine months ended September 30, 2022 from $3.15 per gallon for the nine months ended September 30, 2021.

Equipment rent: The Company rents and leases a portion of its trucks and trailers through a combination of short-term rental arrangements and long-term lease arrangements. Equipment rent expense was $11.7 million and $9.3 million during the nine months ended September 30, 2022 and 2021, respectively. The $2.4 million, or 25.8%, increase in equipment rent expense from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 is primarily due to the need to service new USPS contracts by acquiring additional trucks and trailers via new leasing and rental arrangements.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet. Maintenance and supplies expense was $11.5 million and $7.4 million during the nine months ended September 30, 2022 and 2021, respectively. The $4.1 million, or 55.4%, increase in maintenance and supplies expense from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 is primarily due to an increase in the size of the fleet combined with increased maintenance costs for the existing fleet, which the Company is in process of refreshing with newer equipment.

Insurance and claims: Insurance and claims is comprised of auto liability and physical damage expense related to the trucking operations of the business. Insurance and claims expense was $4.8 million and $6.9 million during the nine months ended September 30, 2022 and 2021, respectively. The $2.1 million, or 30.4%, decrease in insurance and claims expense from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 is primarily due to premium adjustments and fewer significant, nonrecurring claims.

Operating supplies and expenses: Operating and supplies expense includes all other direct costs in the trucking operations. Operating supplies and expenses was $10.5 million and $11.3 million during the nine months ended September 30, 2022 and 2021, respectively. The $0.8 million, or 7.1%, decrease in operating supplies and expenses from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 is primarily due to more cost efficient completion of certain routes.

General and administrative: General and administrative expense was $14.7 million and $11.9 million for the nine months ended September 30, 2022 and 2021, respectively. The $2.8 million, or 23.5%, increase is primarily due to an increase in professional fees.

Depreciation and amortization: Depreciation and amortization expense was $12.1 million and $11.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase is due to an increase in finance lease right-of-use asset amortization expense, partially offset by a decrease in depreciation expense.

Interest expense: Interest expense was $30.9 million and $9.7 million for the nine months ended September 30, 2022 and 2021, respectively. The $21.2 million, or 218.6%, increase in interest expense from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 is primarily due to the Bridge Loan Agreement, dated March 11, 2022, whereby the Company borrowed $9 million from Antara Capital and granted Antara Capital 11,969,667 warrants to purchase EVO's common stock at an exercise price of $0.01 per share. Interest expense was $2.9 million in connection with the issuance of the warrants and the debt discount associated with the warrants was amortized to interest expense in the amount of $9.0 million for the nine months ended September 30, 2022. Also in connection with the Bridge Loan were finance fees of $1.6 million recorded to interest expense. Refer to Note 5, Debt, for further discussion. The increase is further due to the consummation of certain transactions involving the recapitalization of the company in September 2022, including the Company and Antara Capital entering into a Securities Purchase Agreement, dated September 8, 2022, whereby Antara Capital purchased from the Company 22,353,696 immediately exercisable warrants to purchase Company common stock at an exercise price of $0.0001 per share and an additional 319,213,143 warrants to purchase Company common stock at $0.0001 per share. The Company recorded a $7.7 million loss to interest expense in connection with the issuance of the warrants. Refer to Note 6, Temporary Equity, Stockholders’ Deficit and Warrants for further discussion.

Gain (loss) on extinguishment of debt: The $5.3 million loss on extinguishment of debt during the nine months ended September 30, 2022 is due to: (1) the $5.2 million loss on the extinguishment of the four promissory notes with an aggregate principal amount of $9.5 million as a result of the Convertible Note Amendments, dated March 11, 2022; and (2) the $0.2 million loss on extinguishment of the Batuta Secured Convertible Note. The $11.0 million gain on extinguishment of debt during the nine months ended September 30, 2021 is due to: (1) the $10.1 million gain on extinguishment of the outstanding principal and accrued interest on the Paycheck Protection Program Loan, which was forgiven by the SBA in July 2021; (2) the $2.5 million gain on the partial extinguishment of the $4.0 million Secured Convertible Promissory Notes during March and April 2021; and (3) the $1.7 million loss on extinguishment resulting from using all of the net proceeds from the Main Street Loan to pay down the aggregate principal amount due under the Financing Agreement (including capitalized interest) from $33.6 million to $16.7 million during the first quarter of 2021.

Change in fair value of embedded derivative liability: The Financing Agreement contains a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. Refer to Note 5, Debt, and Note 8, Fair Value Measurements, for further discussion.

Change in fair value of warrant liabilities: EVO previously issued certain warrants that are not considered indexed to EVO's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The change in fair value of substantially all of the warrants classified as liabilities is recognized in other income (expense). Refer to Note 6, Stockholders' Deficit and Warrants, and Note 8, Fair Value Measurements, for further discussion.

Liquidity and Capital Resources

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $15.5 million and $6.3 million at September 30, 2022 and December 31, 2021, respectively. The increase is primarily attributable to cash provided by operating activities, and financing activities during the nine months ended September 30, 2022.

Operating Activities. Net cash provided by operating activities was $5.8 million during the nine months ended September 30, 2022. Net cash provided by operating activities was $10.0 million during the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the Company had a net loss of $17.9 million. For the nine months ended September 30, 2021, the Company had net income of $27.4 million.

For the nine months ended September 30, 2022, the net loss included $19.8 million in adjustments for non-cash items and $3.8 million of cash provided for changes in working capital. Non-cash items primarily consisted of $12.1 million in depreciation and amortization, $14.1 million in non-cash interest expense, non-cash lease expense of $2.9 million, amortization of debt discount and debt issuance costs of $10.1 million, a loss on extinguishment of debt of $5.3 million, bad debt expense of $0.5 million, and a $25.3 million change in fair value of warrant liabilities.

For the nine months ended September 30, 2021, the net income included $5.9 million in adjustments for non-cash items and $23.3 million of cash used for changes in working capital. Non-cash items primarily consisted of $11.4 million in depreciation and amortization, $4.8 million in non-cash interest expense, non-cash lease expense of $2.9 million, stock-based compensation expense of $0.5 million, and amortization of debt discount and debt issuance costs of $0.8 million, partially offset by a gain on extinguishment of debt of $11.0 million, a $2.2 million change in fair value of warrant liabilities, and a $1.4 million change in fair value of embedded derivative liability.

Investing Activities. Net cash used in investing activities was $0 million for the nine months ended September 30, 2022, and net cash used in investing activities was $6.8 million for the nine months ended September 30, 2021. The net cash used in investing activities during the nine months ended September 30, 2021 is primarily related to $7.1 million of capital expenditures.

Financing Activities. Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2022. Net cash used in financing activities was $23.1 million for the nine months ended September 30, 2021. The cash provided by financing activities during the nine months ended September 30, 2022 primarily consisted of $181.4 million in advances from factoring receivables, $9.6 million of proceeds from the issuance of debt, and $13.6 million of proceeds from the issuance of warrants, partially offset by $191.0 million in payments on factoring arrangements, $3.8 million in payments of debt principal, and $6.0 million in payments on finance lease liabilities. The cash used in financing activities during the nine months ended September 30, 2021 primarily consisted of $149.5 million in payments on factoring arrangements, $22.8 million in payments of debt principal, and $3.1 million in payments on finance lease liabilities, partially offset by $147.2 million in advances from factoring receivables and $5.7 million of proceeds from the issuance of debt.

Sources of Liquidity

Our primary historical and future sources of liquidity are cash on hand ($15.5 million at September 30, 2022), the incurrence of additional indebtedness, the sale of EVO’s common stock or preferred stock, and advances under our accounts receivable factoring arrangements. However, there can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or the sale of EVO’s common stock or preferred stock.

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

Going Concern

As of September 30, 2022, the Company had a cash balance of $15.5 million, a working capital deficit of $88.6 million, stockholders’ deficit of $36.0 million, and material debt and lease obligations of $101.7 million, which include term loan borrowings under a financing agreement with Antara Capital. During the nine months ended September 30, 2022, the Company reported cash provided by operating activities of $5.8 million and a net loss of $17.9 million.

The following significant transactions and events affecting the Company’s liquidity occurred during the nine months ended September 30, 2022:

•
On March 11, 2022, EVO and certain subsidiary guarantors entered into a Senior Secured Loan and Executive Loan Agreement (the "Bridge Loan Agreement") with Antara Capital and Thomas J. Abood, EVO's former chief executive officer, Damon R. Cuzick, EVO's former chief operating officer, Bridgewest Growth Fund LLC, an entity affiliated with Billy (Trey) Peck Jr., EVO's executive vice president - business development, and Batuta Capital Advisors LLC ("Batuta" and together with Mr. Abood, Mr. Cuzick, and Bridgewest Growth Fund LLC, the "Executive Lenders"), an entity affiliated with Alexandre Zyngier, a member of EVO's board of directors (the “Board”). Pursuant to the Bridge Loan Agreement, EVO obtained a bridge loan in the amount of $9.0 million (the "Bridge Loan") from Antara Capital and also borrowed $0.8 million (the "Executive Loans") from the Executive Lenders. Refer to Note 5, Debt, for further discussion. Pursuant to the Bridge Loan Agreement, on March 11, 2022, Antara Capital appointed Michael Bayles, a former member of EVO's Board and a former officer of EVO, as a member of EVO's Board, effective immediately. Mr. Bayles was appointed to fill a newly-created vacancy on the Board.
•
On March 11, 2022, and pursuant to the Bridge Loan Agreement, EVO filed a Certificate of Designations of Series C Non-Participating Preferred Stock (the "Series C Certificate of Designations") with the Secretary of State of the State of

Delaware, which authorized EVO to issue up to one share of Series C Preferred Stock, and issued to Antara Capital one share of Series C Preferred Stock.

Under the Series C Certificate of Designations, prior to a payment default under the Bridge Loan (a "Bridge Loan Triggering Event") and following the date on which all principal and accrued interest (including default interest) payable under the Bridge Loan has been paid-in-full (the date of such payment-in-full, the "Bridge Loan Discharge Date"), the holder of Series C Preferred Stock will have no voting rights except as otherwise required by law. Under the Series C Certificate of Designations, upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, the holder of Series C Preferred Stock will vote together with the holders of EVO's common stock as a single class on any matter presented to the holders of EVO's common stock for their action or consideration at any meeting of stockholders of EVO (or by written consent of stockholders in lieu of meeting) or on which such holders of common stock are otherwise entitled to act (each, a "Series C Shareholder Matter"), and the holder of Series C Preferred Stock will be entitled to cast a number of votes on any Series C Shareholder Matter equal to the total number of votes of all non-holders of Series C Preferred Stock entitled to vote on any such Series C Shareholder Matter plus 10. In addition, the Series C Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series C Preferred Stockholders’ voting or board-appointment rights under the Series C Certificate of Designations will require the consent of the holders holding majority of the issued and outstanding shares of Series C (the “Series C Majority”).

In addition, the Series C Certificate of Designations grants the Series C Majority the exclusive right, voting separately as a class, to elect or appoint (i) prior to a Bridge Loan Triggering Event, one director to the Board (who shall, unless the majority of the Series C Preferred Stock elects otherwise in its sole discretion, also serve as a member of each Board committee) and (ii) upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, a majority of the members of the Board.

•
On March 11, 2022, the Company entered into amendments to certain secured convertible promissory notes in the aggregate principal amount of $9.5 million to permit immediate conversion of those notes, and the holders converted those notes into warrants to purchase 7,533,750 shares of EVO's common stock at an exercise price of $0.01 per share.
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
•
On July 8, 2022, the Company, Antara Capital and the Executive Lenders entered into a Third Extension Agreement that extended the Bridge Loan maturity date from July 8, 2022 to July 15, 2022 and the Executive Loans maturity date from July 15, 2022 to July 22, 2022. In addition, the Third Extension Agreement stipulated that on or before July 13, 2022, the Board of Directors of the Company shall have duly approved and filed with the Secretary of State of the State of Delaware a Certificate of Designations to evidence the issuance of a new series of Series D Non-Participating Preferred Stock, $0.0001 par value, that will, upon issuance, entitle Antara Capital (in its capacity as sole holder of the Series D Non-Participating Preferred Stock) to vote such number of votes per share that will allow Antara Capital to exercise 51% of the voting capital stock of EVO.
•
On July 13, 2022, and pursuant to the Third Extension Agreement dated July 8, 2022, EVO filed a Certificate of Designations of Series D Non-Participating Preferred Stock (the "Series D Certificate of Designations") with the Secretary of State of the State of Delaware, which authorized EVO to issue up to one share of Series D Non-Participating Preferred Stock. Under the Series D Certificate of Designations, prior to a payment default under the Bridge Loan Agreement (a "Bridge Loan Triggering Event") and on and following the date on which all principal and accrued interest (including default interest) payable under the Bridge Loan Agreement has been paid-in-full (the date of such payment-in-full, the "Bridge Loan Discharge Date"), the holders of Series D Non-Participating Preferred Stock will vote together with the holders of EVO's common stock as a single class on any matter presented to the holders of EVO's common stock for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting) or on which such holders of common stock are otherwise entitled to act (each, a "Series D Shareholder Matter"), and the holders of Series D Non-Participating Preferred Stock will be entitled to cast a number of votes on any Series D Shareholder Matter equal to the total number of votes of all non-holders of Series D Non-Participating Preferred Stock entitled to vote on any such Series D Shareholder Matter plus 10. In addition, the Series D Certificate of Designations provides that governance mechanisms that could have the effect of limiting, reducing or adversely affecting the Series D Non-Participating Preferred Stock holders’ voting or board-appointment rights under the Series D Certificate of Designations will require the consent of holders of a majority of the then outstanding (the "Series D Majority") Series D Non-Participating Preferred Stock. From the occurrence of a Bridge Loan Triggering Event to (but excluding) the Bridge Loan Discharge

Date, the holders of Series D Non-Participating Preferred Stock (in their capacity as such) will have no voting rights except as otherwise required by law.

The issuance of one share of Series D Non-Participating Preferred Stock to Antara Capital on July 13, 2022 resulted in a change of control of the Company, with Antara Capital having voting control on Series D Shareholder Matters. The consideration for the issuance of Series D Non-Participating Preferred Stock to Antara Capital was Antara Capital's agreement to enter into the Third Extension Agreement, and the Company did not receive any cash consideration.

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
•
On September 8, 2022, the Company, Antara Capital and the Executive Lenders, in contemplation of the SPA discussed above, entered into a Sixth Extension Agreement that extended the Bridge Loan maturity date from September 15, 2022 to December 29, 2023 and the Executive Loans maturity date from September 22, 2022 to January 5, 2024.
•
On September 8, 2022, EVO and Antara Capital entered into the SPA and consummated the Recapitalization Transactions. For more information regarding the SPA and the Recapitalization Transactions, refer to the heading “Securities Purchase Agreement” above.

In evaluating the Company’s ability to continue as a going concern and its potential need to seek additional financing from outside sources, management also considered the following conditions:

•
The counterparty to the Company’s accounts receivable factoring arrangement is not obligated to purchase the Company’s accounts receivable or make advances to the Company under such arrangement;
•
The Company is, as of September 30, 2022, not in compliance with certain covenants in its debt agreements (Refer to Note 5, Debt, for further discussion); and
•
There can be no assurance that the Company will be able to obtain additional financing in the future via the incurrence of additional indebtedness or via the sale of EVO’s common stock or preferred stock.

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
•
Replacement of older trucks with newer trucks to lower the overall cost of ownership and improve cash flow through reduced maintenance and fuel costs;
•
Negotiating with related parties and third parties to refinance existing debt and lease obligations;
•
Potential future public or private debt or equity offerings;
•
Acquiring new profitable contracts; and
•
Profitably expanding trucking revenue.

Notwithstanding management’s plans, there can be no assurance that the Company will be successful in its efforts to address its current liquidity and capital resource constraints. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next 12 months from the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result if the Company is unable to continue as a going concern.

Refer to Notes 4 and 5 to the unaudited condensed consolidated financial statements for further information regarding the Company’s factoring and debt obligations. Refer to Note 12, Subsequent Events, to the consolidated financial statements for further information regarding changes in the Company’s debt obligations and liquidity subsequent to September 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive and principal financial officers, is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) ("Exchange Act") that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act rules 13a-15 and 15d-15, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures” including limitations in management’s evaluation of internal controls as a result of insufficient documentation of internal controls under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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
•
The Company had insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements;
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

Management’s Remediation Plan

In light of the control deficiencies identified at September 30, 2022, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and plan to implement the specific remediation initiatives described below:

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
•
Our technology platform (Netsuite) supports the formalized financial reporting process described above.
•
We have hired additional experienced individuals to prepare and approve the consolidated financial statements and footnote disclosures in accordance with U.S. GAAP.
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Part 1, Item 1, Note 10, Commitment and Contingencies, to the Unaudited Condensed Consolidated Financial Statements included herein.

Item 1A. Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to the heading “Securities Purchase Agreement” within Note 1, Description of Business and Summary of Significant Accounting Policies, for information regarding the warrants issued to Antara, Exchanging Creditors, two former board members and to key equity holders and members of management in connection with the Recapitalization Transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index immediately following the signature page to this report, which is incorporated herein by reference.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

EXHIBIT INDEX

Form 10-Q for the Quarterly Period Ended SEPTEMBER 30, 2022

Exhibit	Description

3.1	Certificate of Designations of Series D Non-Participating Preferred Stock of EVO Transportation & Energy Services, Inc., dated July 13, 2022 (1)

4.1

Second Loan Extension Agreement dated June 30, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (1)

4.2

Third Loan Extension Agreement dated July 8, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (1)

4.3

Fourth Loan Extension Agreement dated July 15, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (2)

4.4

Fifth Loan Extension Agreement dated August 12, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (3)

10.1	Securities Purchase Agreement dated September 8, 2022 by and among EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC and Antara Capital Master Fund LP (4)

10.2	Exchange Agreement dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick (4)

10.3	Exchange Agreement dated September 8, 2022 between EVO Transportation & Energy Services, Inc., EVO Equipment Leasing, LLC, and John and Ursula Lampsa (4)

10.4	Exchange Agreement dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (4)

10.5	Exchange Agreement dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Mohsin Meghji (4)

10.6	Exchange Agreement dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Robert Mendola (4)

10.7	Unsecured Promissory Note dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick (4)

10.8	Unsecured Promissory Note dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and John and Ursula Lampsa (4)

10.9	Unsecured Promissory Note dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (4)

10.10	Unsecured Promissory Note dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Mohsin Meghi (4)

10.11	Unsecured Promissory Note dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Robert Mendola (4)

10.12

Amended and Restated Limited Liability Company Operating Agreement dated September 8, 2022 between EVO Holding Company, LLC, EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (4)

10.13

Sixth Loan Extension Agreement dated September 8, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (4)

10.14	First Amendment to Loan and Security Agreement dated September 8, 2022 between EVO Transportation & Energy Services, Inc., Thunder Ridge Transport, Inc., Billy (Trey) Peck Jr., and Clean Energy (4)

10.15	First Amendment of Lease dated September 8, 2022 between Ursa Major Corporation and Ursa Oak Creek LLC (4)

10.16	First Amendment of Lease dated September 8, 2022 between Ursa Major Corporation and Ursa Group LLC (4)

10.17	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (immediately exercisable) (4)

10.18	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (14C warrant) (4)

10.19	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick ($0.0001) (4)

10.20	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick ($0.53) (4)

10.21	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and John and Ursula Lampsa ($0.0001) (4)

10.22	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and John and Ursula ($0.53) (4)

10.23	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. ($0.0001) (4)

10.24	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. ($0.53) (4)

10.25	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Mohsin Meghji ($0.0001) (4)

10.26	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Mohsin Meghji ($0.53) (4)

10.27	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Robert Mendola ($0.0001) (4)

10.28	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Robert Mendola ($0.53) (4)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ Management contract or compensatory plan or arrangement.

(1)
Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the SEC on July 15, 2022 and incorporated herein by this reference.
(2)
Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the SEC on July 21, 2022 and incorporated herein by this reference.
(3)
Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the SEC on August 17, 2022 and incorporated herein by this reference.
(4)
Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the SEC on September 14, 2022 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: August 22, 2023	By:	/s/ Michael Bayles
Michael Bayles
Chief Executive Officer
Principal Executive Officer

Date: August 22, 2023	By:	/s/ Raj Kapur
Raj Kapur
Chief Accounting Officer
Principal Accounting & Financial Officer