Form 10-K
period 2022-12-31
EVO Transportation & Energy Services, Inc.
filed 2023-11-16
CIK 728447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s 2023 second fiscal quarter was approximately $36.8 million based on the price of $.10 per share, the price at which the Registrant’s common equity was last sold as of the last business day of the Registrant’s 2023 second fiscal quarter as reported on the OTC Expert Market.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of November 16, 2023, there were 435,200,219 shares of the registrant’s common stock, par value $0.0001, outstanding.

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; our growth strategy and potential acquisition candidates; our relationship with the United States Postal Service; gasoline, diesel and natural gas prices; management’s expectations regarding market trends and competition in the transportation industry, government tax credits and other incentives, insurance and environmental and safety considerations; and any statements of belief and any statements of assumptions underlying any of the foregoing. When used in this report, the words “anticipate”, “will”, “believe”, “expects”, “intends”, “estimates”, “projects”, “target”, “goals”, “plans”, “objectives”, “should”, “future,”, “seek”, “may”, “could”, “likely” or similar expressions or the negative of these terms may identify forward-looking statements as they relate to EVO Transportation & Energy Services, Inc., a Delaware corporation (“EVO,” the “Company,” “we,” “us” or “our”), its subsidiaries or management.

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

ii

•
General political, regulatory, economic and market conditions;
•
Our need for and access to additional capital to fund our business or repay our debt, through selling assets or pursuing equity, debt or other types of financing; and
•
The flexibility of our model to adapt to market conditions.

The preceding list is not intended to be an exhaustive list of all of the topics addressed by our forward-looking statements and should be read in conjunction with other cautionary statements that are included herein or elsewhere. Although the forward-looking statements in this report reflect our good faith judgment based on available information, they are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, among others, those discussed in this report in Item 1A. Risk Factors. In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations. As a result of these and other potential risks and uncertainties, our forward-looking statements should not be relied on or viewed as predictions of future events. All forward-looking statements in this report are made only as of the date of this document and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements for any reason, including to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date we file this report.

We qualify all of our forward-looking statements by this cautionary note.

iii

PART I

Item 1. Business.

Our Business

EVO Transportation & Energy Services, Inc. (“EVO” and, together with its direct and indirect subsidiaries, the “Company”) is a truckload carrier serving the United States Postal Service (“USPS”) and other customers. We believe EVO is one of the largest surface transportation companies serving the USPS, with a diversified fleet of tractors, straight trucks and other vehicles that currently operate on either diesel fuel, gasoline or compressed natural gas (“CNG”). EVO also operates a brokerage unit that supports the truckload business and services other corporate customers. In select cases, EVO may subcontract the transportation of certain loads to third-party carriers. We operate from our headquarters in Phoenix, Arizona and from numerous terminals throughout the United States.

Historically, we have grown primarily through acquisitions and have also grown organically by obtaining new contracts from the USPS and other customers.

Service and Product Offering

Mail Transportation

We transport freight for the USPS and believe we are one of its largest ground transportation suppliers. We competitively bid on transportation contracts that specify the movement of freight between processing facilities, distribution centers and other postal locations. Customer contracts with the USPS are typically two to four years in term and may be renewed with the incumbent supplier if appropriate service has been performed in accordance with contract requirements including, but not limited to, USPS performance standards, McNamara-O’Hara Service Contract Act (“SCA”) requirements, Department of Transportation (“DOT”) regulations (federal and state) and all other applicable local and state regulations and if the supplier continues to meet the requirements of the USPS.

As of December 31, 2022, we held over 200 contracts with the USPS. Of these contracts, 15 were Dynamic Route Optimization (“DRO”) contracts and EVO believes it is one of the largest service providers of this contract type. Our mail transportation operations generated $278.5 million in revenue in 2022, or 90% of our total revenues.

Freight and Brokerage Services

In addition to our USPS mail transportation and delivery services, we provide freight and brokerage services to a variety of corporate customers. Our freight and brokerage services generated $31.2 million of revenues in 2022, or 10% of our total revenues.

History

The Company was incorporated in the State of Delaware on October 22, 2010 under the name “Minn Shares Inc.” From December 2010 until November 2016, Minn Shares Inc. was considered a public “shell” company and dedicated its operations to seeking a potential merger or acquisition partner. On November 22, 2016, Minn Shares Inc. and Titan CNG LLC, a Delaware limited liability company in the business of owning and operating compressed natural gas fueling stations (“Titan”), entered into an agreement and plan of securities exchange whereby the members of Titan acquired approximately 90% of Minn Shares Inc. outstanding shares. Following the closing, the business plan of Titan became the business plan of Minn Shares Inc. and all former officers of Minn Shares Inc. resigned and were replaced by officers designated by Titan. On August 31, 2017, the Company changed its name from “Minn Shares Inc.” to “EVO Transportation & Energy Services, Inc.”

Following the November 2016 public shell reverse merger transaction, the Company’s primary strategy was to seek growth through acquisitions. The Company completed the following acquisitions subsequent to November 2016:

•
On February 1, 2017, EVO acquired Environmental Alternative Fuels, LLC and its wholly owned subsidiary, EVO CNG, LLC. EVO CNG, LLC is engaged in the business of operating compressed natural gas fueling stations.
•
On June 1, 2018, EVO acquired Thunder Ridge Transport, Inc. (“Thunder Ridge”). Thunder Ridge is based in Springfield, Missouri and is engaged in the truckload carrier business.
•
On November 16, 2018, EVO acquired W.E. Graham, Inc., a trucking company based in Memphis, Tennessee and is engaged in the truckload carrier business.

•
On January 2, 2019, EVO acquired Sheehy Mail, Inc. (“Sheehy”). Sheehy is based in Waterloo, Wisconsin and is engaged in the truckload carrier business.
•
On February 1, 2019, EVO acquired Ursa Major Corporation (“Ursa”) and J.B. Lease Corporation (“JB Lease”). Ursa and JB Lease are based in Oak Creek, Wisconsin and are engaged in the truckload carrier business.
•
On July 15, 2019, EVO acquired Courtlandt and Brown Enterprises L.L.C. (“Courtlandt”) and Finkle Transport Inc. (“Finkle”). Finkle and Courtlandt are based in Newark, New Jersey and are engaged in the truckload carrier business.
•
On September 16, 2019, EVO acquired John W. Ritter, Inc. (“JWR”), Ritter Transportation Systems, Inc. (“Ritter Transportation”), Ritter Transport, Inc. (“Ritter Transport”), and Johmar Leasing Company, LLC (“Johmar,” and together with JWR, Ritter Transportation, and Ritter Transport, the “Ritter Companies”). The Ritter Companies are based in Laurel, Maryland and are engaged in the truckload carrier business.

Strategy

Two of the top USPS priorities for its supply base are on-time service scores and safety performance. The USPS demands a 95% on-time service score for its suppliers and a satisfactory safety rating, including real-time reporting requirements for accidents. EVO’s USPS strategy is anchored around high-performance execution in both of these areas: providing flawless operational excellence and minimizing omitted trips and performing with a best-in-class safety record. We have a dedicated contracting team focused not only on bidding on new contracts but more importantly, providing concierge level service and responding to any and all inquiries from the USPS on a real-time basis. We believe that by executing on these priorities, EVO will continue to be a favored USPS supplier, maximizing new bid opportunities and contract renewal prospects.

Over the past few years the USPS has consolidated the number of carriers it utilizes and EVO expects further consolidation of this transportation supplier base as the USPS redesigns its network under its “Delivering for America” plan. As the USPS affects a number of contracting, technology and programmatic changes and requirements, we believe it may become more difficult for suppliers to meet the raised USPS standards. We believe EVO’s scale and resources surpass many of our competitors and best position us to successfully bid on large and more complex solicitations. EVO has invested significantly in information systems and personnel that allow us to better manage our USPS contracts and generate data to support day-to-day operations. For example, implementation of a transportation management system (TMS) and a telematics platform has allowed us to meet the scheduling and reporting needs of the USPS. These capabilities are likely to only grow in criticality as the USPS continues to upgrade and transition its systems into the future. EVO plans to continue to invest in solutions that allow us to better compete for additional USPS business currently provided by other suppliers.

The USPS adopted a robust environmental sustainability plan that includes a stated commitment to reducing greenhouse gas emissions through increased procurement of services from alternative fuels carriers. We intend to continue to evaluate additional vehicles powered by alternative energy, including electrically powered vehicles. We believe our shared commitment with the USPS to reducing emissions positions the Company to grow our business relationship with the USPS in the future.

Additionally, the Company was an early participant in the DRO (now LRO) program with the USPS. We believe our existing relationship with the USPS and experience with the LRO program provide the Company additional competitive advantages when bidding on these contracts.

In addition to serving the USPS, EVO plans to accelerate its customer diversification efforts, both organically and inorganically through M&A activity. Utilizing our technology platform, fleet, and network, EVO plans to grow its non-USPS business through new customer acquisition and growth of existing customer accounts. By having a more balanced customer base, EVO will be able to better redeploy its capacity and minimize the impact of any losses of USPS contracts or another individual customer’s business.

Market Overview

Competition

In fiscal year 2022, our largest customer, the USPS spent over $6 billion on ground transportation and transportation services. The USPS ground transportation industry is highly competitive and fragmented. As of 2022, the USPS had over 1,800 local distribution and processing network transportation suppliers. EVO competes primarily with other transportation companies for contracts with the USPS, including both asset and asset-light companies. We believe the USPS is looking to further reduce the number of counterparties it transacts with.

The USPS awards its contracts through a competitive bid process and often opts to renew contracts with incumbent service providers if appropriate services have been performed and pricing is competitive with the market. The Company believes that the principal differentiating factors in its business relative to competition, are service, efficiency, technology, pricing, and alternative fuels capabilities. Additionally, the Company was an early participant in the DRO (now LRO) program with the USPS. We believe our existing relationship with the USPS and experience with the LRO program provide the Company additional competitive advantages when bidding on these contracts.

More generally, EVO also competes with other trucking and asset light freight companies for the business of non-USPS freight customers.

Our Target Customers

The USPS is our primary customer, but we also seek to provide truckload and brokerage services to other non-USPS corporate clients. While EVO will continue to bid on new USPS contract solicitations, it is focused strategically on adding new customers and growing its non-USPS revenue base to create a more balanced book of business.

Principal Customers and Suppliers

The USPS is the Company’s primary customer, and for the years ended December 31, 2022 and 2021, the USPS accounted for approximately 90% and 87%, respectively, of the Company’s revenue. As a result, the Company’s trucking operations are highly dependent on the USPS. For a discussion of the risks associated with the possible loss of the USPS as a customer or a significant reduction in the Company’s relationship with the USPS, refer to Item 1A. Risk Factors of this report.

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

Because the Company’s primary business is transportation on public roadways, we are regulated by the Federal Motor Carrier Safety Administration (“FMCSA”), a division of the DOT, and the Occupational Safety and Health Administration (“OSHA”). The Company operates its business to exceed the requirements of these agencies, and currently maintains a Satisfactory rating with the FMCSA.

The primary safety related risks associated with the transportation industry consist of damage to Company equipment or third parties involved in a vehicle accident, personal injury to others involved in an accident and injuries sustained to employees. The Company maintains insurance coverage for all operations to exceed the requirements of the FMCSA, and reviews its coverage on an annual basis.

To the extent that the Company subcontracts any portion of its business to third-party trucking companies, those companies operate under their own DOT authority, and provide their own liability and workers compensation insurance, which the Company has the right to audit. All third-party trucking companies contracted with the Company must meet the Company's insurance and safety requirements. All third-party trucking companies must also list the Company as additional insured on all insurance policies and contain a Waiver of Subrogation on their workers' compensation policies.

Fuel

In 2022, we used approximately 9.0 million gallons of diesel and approximately 1.0 million gas gallon equivalents (“GGEs”) of CNG. Our fuel costs are typically passed on to customers.

The Company actively manages its fuel purchasing network in an effort to maintain adequate fuel supplies and reduce its fuel costs. The Company primarily purchases its fuel through a network of retail truck chains with which it has negotiated volume purchasing discounts. The Company seeks to reduce its fuel costs by routing its drivers to truck stops with which the Company has negotiated volume purchase discounts when fuel prices at such stops are lower than the bulk rate paid for fuel at the Company’s terminals. The Company stores fuel in above-ground storage tanks at some of its facilities. As of December 31,

2022 and 2021, the Company had no liabilities related to commodity hedging instruments recorded in the accompanying consolidated balance sheets. Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a material adverse effect on the Company’s operations and profitability.

Operations

Fleet

We operate an active fleet of over 900 power units and 1,500 trailers with a mix of owned and leased assets and we also utilize short-term rental agreements for some of our fleet. Our vehicles currently operate on either diesel fuel, gasoline and CNG, and we are also pursuing opportunities to introduce other alternative fuel vehicles, including electric vehicles, into our fleet. We intend to continue to replace our existing fleet with more efficient diesel, CNG and other alternative fuel vehicles.

Operations Centers

We manage regional operations centers with major centers of operations in Oak Creek, Wisconsin, Austin, Texas, Laurel, Maryland, and Newark, New Jersey. Other significant operations centers include Des Moines, Iowa, Columbus, Ohio, St. Louis, Missouri, Madison, Wisconsin, Atlanta, Georgia and Indianapolis, Indiana.

Technology

We utilize a suite of systems for transportation management, electronic logging, customer relationship management, brokerage, maintenance, accounting, recruiting, HR, payroll and camera systems. These systems include Omnitracs, Salesforce, NetSuite, Ten Street, APlus, Lytx and others.

Seasonality

During the fourth quarter, the Company typically experiences surges pertaining to online holiday shopping the length of the holiday season (shopping days between Thanksgiving and Christmas) and benefits from holiday surge pricing on USPS contracts. The Company’s freight trucking operations and, in general, the transportation industry, experience slower seasonal activity in the first quarter. Freight revenues in the first quarter are typically lower due to less consumer demand, fewer revenue earning days, consumers reducing shipments following the holiday season and inclement weather. At the same time, operating costs generally increase, and tractor productivity decreases during the winter months due to decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased accident claims and costs due to higher accident frequency from adverse road conditions.

Government Regulation and Environmental Matters

The Company’s operations are regulated and licensed by various federal, state and local government agencies. The Company and its drivers must comply with the safety and fitness regulations of the DOT and the agencies within the states that regulate transportation, including those regulations relating to operating authority, safety, drug- and alcohol-testing, hours-of-service, hazardous materials transportation, financial reporting, testing and specification of equipment and product-handling requirements. Weight and equipment dimensions also are subject to government regulations. The Company is subject to regulations relating to fuel emissions, environmental protection, drivers’ hours-of-service, driver eligibility requirements, on-board reporting of operations, collective bargaining, ergonomics and other matters affecting safety, insurance and operating methods. Other agencies, such as the United States Environmental Protection Agency (“EPA”) and the United States Department of Homeland Security (“DHS”), also regulate the Company’s equipment, operations, drivers and the environment.

The DOT, through the FMCSA, imposes safety and fitness regulations on the Company and its drivers, including rules that restrict drivers' hours-of-service. The FMCSA has adopted a data-driven Compliance, Safety and Accountability (“CSA”) program as its safety enforcement and compliance model. The CSA program holds motor carriers and drivers accountable for their role in safety by evaluating and ranking fleets and individual drivers on certain safety-related standards. To promote improvement in all CSA categories, including those both over and under the established scoring threshold, the Company has procedures in place to address areas where it has exceeded the thresholds and the Company periodically reviews all safety-related policies, programs and procedures for their effectiveness and revises them, as necessary, to establish improvement targets. The Company believes its established policies, programs and procedures are adequate to address safety-related concerns but can give no assurance these measures will be effective. The FMCSA issues three categories of safety ratings: satisfactory, conditional and unsatisfactory. All operating authorities granted by the DOT that are operated by the Company currently have a “satisfactory” FMCSA rating.

The Company is also subject to various labor laws and regulations. The contracts that the Company holds with USPS are subject to the SCA that is administered by the Department of Labor (the “DOL”). The SCA, among other things, requires that the Company pay its drivers a minimum hourly wage as determined by the DOL as well as provide a bona fide fringe benefit package to its drivers.

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

Employees

As of December 31, 2022, the Company had 1,760 employees, consisting of 1,200 full-time employees and 560 part-time employees. The Company employed 1,491 drivers as of December 31, 2022.

Company Website

The Company’s website may be accessed at www.evotransinc.com. All of our filings with the Securities and Exchange Commission can be accessed free of charge through our website as soon as reasonably practicable after filing. This includes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

Item 1A. Risk Factors.

Risks Related to the Company

If we do not generate substantial revenue or obtain sufficient additional capital, we may be unable to pursue our objectives. This raises substantial doubt related to our ability to continue as a going concern.

As disclosed in the notes to our consolidated financial statements included in this annual report, numerous factors raise substantial doubt about our ability to continue as a going concern. Specific factors include the following:

•
our historical operating losses, net losses and cash used in operations;
•
continued net losses during 2021 and 2022 after excluding the nonrecurring revenue that resulted from the USPS settlement agreements and the nonrecurring gains that resulted from the extinguishment of certain debt obligations;
•
continued cash used in operations during 2021 and 2022 after excluding the nonrecurring cash receipts that resulted from the USPS settlement agreements;
•
continued working capital deficit and stockholders’ deficit as of September 30, 2023;
•
the structure of our factoring arrangement;
•
existing defaults on certain of our debt obligations; and
•
uncertainty regarding our ability to obtain additional financing in the future.

If we are unable to improve our liquidity position, we might be unable to continue as a going concern. This could significantly reduce or eliminate the value of our investors’ investment in the Company.

Our level of indebtedness could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We have incurred significant liabilities, and our ongoing capital needs are extensive relative to our current cash position. Unless we are able to restructure some or all of our outstanding debt and/or raise sufficient capital to fund continued operations and our debt obligations, we may be unable to pay these obligations as they become due. In the past, we have been unable to pay our obligations as they have become due.

We have a history of losses and may incur additional losses in the future.

In 2022, we incurred a net loss of $18.2 million, which included a $5.3 million pre-tax loss on the extinguishment of certain debt obligations. In 2021, we reported net income of $14.3 million, which included $34.8 million of nonrecurring pre-tax revenue resulting from the USPS settlement agreements, as well as a $11.0 million pre-tax gain on the extinguishment of certain debt obligations. We may continue to incur losses, the amount of our losses may increase, and we may never achieve or sustain profitability, any of which would adversely affect our business, prospects and financial condition and may cause the price of

EVO's common stock to fall. In addition, to try to achieve or sustain profitability, we may take actions that result in material costs or material asset or goodwill impairments.

We have identified seven material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

As of December 31, 2022, we identified seven deficiencies in internal control that are considered to be material weaknesses and other deficiencies that are considered to be significant deficiencies. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. In addition, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses in our internal control over financial reporting described in Item 9A of this Annual Report on Form 10-K. As a result, we will be required to expend significant resources to develop the necessary documentation and testing procedures required by Section 404, and there is a risk that we will not comply with all of the necessary requirements. The material weaknesses may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations. Additionally, if we cannot remediate the material weaknesses in internal controls or if we identify additional material weaknesses in internal controls that cannot be remediated in a timely manner, investors and others with whom we do business may lose confidence in the reliability of our financial statements, and in our ability to obtain equity or debt financing could suffer.

In addition, while we expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. If we are unable to timely comply with all of these requirements, potential investors might deem our financial statements to be unreliable and our ability to obtain additional capital could suffer.

We are heavily reliant on our factoring arrangement, and any reductions to our ability to obtain credit under the factoring arrangement could significantly impact our liquidity.

We obtain liquidity under an accounts receivable factoring arrangement with Triumph Business Capital (the "Factor"). Pursuant to the terms of the agreement, from time to time, we sell to the Factor certain of our accounts receivable balances on a recourse basis for approved accounts. The Factor remits 95% of the contracted accounts receivable balance for a given month to us with the remaining balance, less fees, to be forwarded once the Factor collects the full accounts receivable balance from the factoring customer. This is one of our primary sources of liquidity.

The Factor has no obligation to purchase the full amount of accounts receivable balances or unearned future contract amounts that we offer to sell, and there can be no assurance that the Factor will continue to purchase accounts receivable or unearned future contract amounts at the same levels as it has in the past. If the Factor determines in its sole discretion to decrease the amount it advances under the factoring arrangement or to terminate the factoring agreement entirely and we are unable to obtain a replacement source of credit on substantially similar terms, it would significantly decrease our liquidity, which would likely have a material adverse effect on our business, operating results and financial condition.

We may need substantial additional capital to fund our growth plans and operate our business.

We may require substantial additional capital to fund our capital expenditures, service our debt, refinance existing debt, fund strategic relationships, respond to competitive pressures and to otherwise execute on our business plan. The most likely sources of such additional capital are private placements and public offerings of shares of our capital stock, including shares of EVO’s common stock or securities convertible into or exchangeable for EVO’s common stock, debt financing or funds from potential strategic transactions. We may seek additional capital from available sources, which may include hedge funds, private equity funds, venture capitalists, lenders/banks and other financial institutions, as well as additional private placements. Any financings in which we sell shares of our capital stock will likely be dilutive to our current stockholders. If we raise additional capital by incurring debt, a portion of our cash flow would have to be dedicated to the payment of principal and interest on such indebtedness. In addition, typical loan agreements also might contain restrictive covenants that may impair our operating flexibility. Such loan agreements, loans or debentures would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of our stockholders. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, operating results or financial condition.

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

In the event of an economic downturn or disruption in the credit markets, our indebtedness could place us at a competitive disadvantage in terms of our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our debt obligations compared to our competitors that are less leveraged.

This could have negative consequences that include: (i) increased vulnerability to adverse economic, industry or competitive developments; (ii) cash flows from operations that are committed to payment of principal and interest, thereby reducing our ability to use cash for our operations, capital expenditures and future business opportunities; (iii) increased interest rates that would affect our variable rate debt; (iv) potential noncompliance with financial covenants, borrowing conditions and other debt obligations, where applicable; (v) lack of financing for working capital, capital expenditures, product development, debt service requirements and general corporate or other purposes; and (vi) limits on our flexibility to plan for, or react to, changes in our business, market conditions or in the economy.

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

Our ability to execute our business plans and objectives depends, in large part, on our ability to attract and retain qualified personnel. Competition for personnel is intense and there can be no assurance that we will be able to attract and retain personnel. In particular, we are dependent upon the services of our management team. Our inability to utilize and retain the services of our management team members could have an adverse effect on us and there would likely be a difficult transition period in finding replacements for any of them. The execution of our strategic plan will place increasing demands on our management and operations. If we lose or are unable to obtain the services of key personnel, our ability to manage our business and implement our strategic plan could be delayed or hindered, which could have a material adverse effect on our business, financial condition and results of operations.

We are controlled by our principal stockholder, Antara Capital Master Fund LP, and it appointed two directors to the EVO board of directors.

Our principal stockholder beneficially owns a substantial majority of our outstanding common stock and it appointed two directors to the EVO board in June 2022. Accordingly, it has the ability to exert substantial influence over our business affairs, including electing directors, appointing officers, determining officers’ compensation, issuing additional equity securities or incurring additional debt, effecting or preventing a merger, sale of assets or other corporate transaction and amending our articles of incorporation.

We incur significant costs to comply with public company reporting requirements and other costs associated with being a public company.

We incur significant costs associated with our public company reporting requirements and other rules implemented by the Securities and Exchange Commission. Compliance with such rules and regulations increases our administrative costs and make some activities more time-consuming and costlier as compared to our peers that are not subject to public company reporting requirements. As a public company, we are required to comply with rules and regulations of the SEC, including expanded disclosure and more complex accounting rules. We also must implement additional finance and accounting systems, procedures and controls to satisfy these reporting requirements. In addition, we hire additional legal and accounting staff and consultants to enable us to comply with these reporting requirements. These costs could have an adverse effect on our financial condition and could limit our ability to realize our objectives.

Risks Related to the Company’s Operations

We derive substantially all of our revenue from one customer, the loss of which would have a material adverse effect on our business.

Approximately 90% of our 2022 revenue was generated from the USPS. The loss or reduction of business from this customer would have a material adverse effect on our business.

Economic conditions may adversely affect the USPS and its ability to remain solvent. The United States Government Accountability Office has in the past described the USPS’s financial condition as “deteriorating and unsustainable.” The USPS’s financial difficulties can negatively impact our results of operations and financial condition and our ability to comply with the covenants in our debt agreements, especially if the USPS were to delay or default on payments to us.

There can be no assurance that our relationship with the USPS will continue as presently in effect. In 2021, the USPS announced its “Delivering for America” plan to transform the USPS. If we are not able to achieve its business objectives while adhering to the USPS’s initiatives under that plan, there would likely be a material adverse effect on our business, operating results and financial condition.

Additionally, our contracts with the USPS are terminable for convenience by the USPS upon advance notice ranging from 60 days for some contracts to 180 days for DRO contracts. A default in performance by us under one USPS contract can constitute a cross-default allowing the USPS to terminate some or all of our other contracts with the USPS. A reduction in, or termination of, our services by the USPS would have a material adverse effect on our business, operating results and financial condition.

We have significant ongoing capital expenditure requirements. If we are unable to obtain additional capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition, results of operations, cash flows and prospects may be adversely affected.

Our business is capital intensive. Capital expenditures focus primarily on equipment replacement and, to a lesser extent, facilities, equipment growth and investments in information technology. We also expect to devote substantial financial resources to grow our operations and fund our acquisition activities. As a result of our funding requirements, we may need to raise funds through the sale of additional equity or debt securities or seek additional financing through other arrangements to increase our cash resources. Any sale of additional equity or debt securities may result in dilution to its stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all.

If we are unable to obtain additional financing, we may be required to delay, reduce the scope of or eliminate our growth initiatives or future acquisition activities, which could adversely affect its business, financial condition and operating results. In such case, we may also operate our existing equipment (including tractors and trailers) for longer periods, which would result in increased maintenance costs, which would in turn reduce our operating income.

We may not successfully manage our recent and planned growth.

We have expanded our business through acquiring additional companies that provide contract trucking services to the USPS and leveraging our expanded operations to bid on additional USPS trucking contracts. We plan to continue to expand through acquisitions, bidding on additional USPS trucking contracts and expanding both our freight and brokerage operations in the future. Any expansion of operations we have undertaken or may undertake entail and will entail risks and such actions may involve specific operational activities that may negatively impact our profitability. Consequently, investors must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to us at that time, and (ii) management of such expanded operations may divert management’s attention and resources away from its existing operations. These factors may have a material adverse effect on our present and prospective business activities.

We may not make acquisitions in the future, which could impede growth, or if we do, we may not be successful in integrating any acquired businesses, either of which could have a material adverse effect on our business.

Historically, a key component of our growth strategy has been to pursue acquisitions of complementary businesses. Our growth could be impeded if we do not make any acquisitions. If we make acquisitions, we can make no assurances that we will be successful in negotiating, consummating or integrating the acquisitions. If we succeed in consummating future acquisitions, our business, financial condition and results of operations, may be materially adversely affected because:

•
some of the acquired businesses may not achieve anticipated revenue, earnings or cash flows;
•
we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;
•
we may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;
•
acquisitions could disrupt our ongoing business, distract our management and divert our resources;
•
we may experience difficulties operating in markets in which we have had no or only limited direct experience;
•
we may incur transactions costs and acquisition-related integration costs;
•
we could lose customers, employees and drivers of any acquired company;
•
we may incur additional indebtedness; and
•
we may issue additional shares of EVO’s common stock, which would dilute the ownership of our then-existing stockholders.

Failure to successfully implement our cost and revenue initiatives could cause our future financial results to suffer.

We are implementing various cost and revenue initiatives to further increase our profitability, including advanced pricing analytics and revenue management tools, cross-selling to strategic accounts, process improvements, workforce productivity and further back-office optimization. If we are not able to successfully implement these cost and revenue initiatives, our future financial results may suffer.

Our business is affected by general economic and business risks that are largely beyond our control.

The trucking industry is cyclical and is dependent on a number of factors, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets in general, including excess tractor capacity in comparison with shipping demand and recessionary economic cycles.

We are also subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver wages, subcontractor rates, interest rates, taxes, tolls, license and registration fees, insurance, equipment and healthcare for our employees.

Our suppliers’ business levels also may be negatively affected by adverse economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in the normal supply chain for equipment or parts could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

Additional events outside of our control, such as strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, or actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements could lead to reduced economic demand, reduced availability of credit or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

The trucking industry is highly competitive and fragmented, and our business and results of operations may suffer if we are unable to adequately address downward pricing and other competitive pressures.

We compete with many truckload carriers of varying sizes, including some that may have greater access to equipment, a wider range of services, greater capital resources, less indebtedness or other competitive advantages. We also compete with smaller, regional service providers that cover specific shipping lanes or that offer niche services. Numerous competitive factors could impair our ability to maintain or improve profitability. These factors include the following:

•
many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy, which may limit our ability to maintain or increase freight rates, may require us to reduce our freight rates or may limit our ability to maintain or expand our business;
•
some shippers, including the USPS, have reduced or may reduce the number of carriers they use by selecting core carriers as approved service providers and in some instances we may not be selected;
•
many customers, including the USPS, solicit bids from multiple carriers for their shipping needs, which may depress freight rates or result in a loss of business to competitors;
•
the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources and other competitive advantages, and we may have difficulty competing with them;
•
advances in technology may require us to increase investments in our equipment and systems in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;
•
we may have higher exposure to litigation risks as compared to smaller carriers; and
•
smaller carriers may build economies of scale with procurement aggregation providers, which may improve the smaller carriers’ abilities to compete with us.

Driver shortages and increases in driver compensation could adversely affect our profitability and ability to maintain or grow our business.

Driver shortages could require us to spend more to attract and retain drivers. The market for qualified drivers is intensely competitive, which may subject us to increased payments for driver compensation. Also, because of the competition for drivers, we may face difficulty maintaining or increasing our number of drivers. Compliance and enforcement initiatives included in the CSA program implemented by the FMCSA and regulations of the DOT relating to driver time and safety and fitness could also reduce the availability of qualified drivers. In addition, we experience regular driver turnover, which requires us to continually recruit a substantial number of drivers in order to operate our existing equipment. If we are unable to continue to attract and retain a sufficient number of drivers, we could be required to operate with fewer trucks and face difficulty meeting customer demands or be forced to forego business that would otherwise be available to us, which could adversely affect our profitability and ability to maintain or grow our business.

Increased prices for, or decreases in the availability of, new equipment, design changes of new engines, future use of autonomous tractors and volatility in the value of used equipment could adversely affect our results of operations and cash flows.

We are subject to risk with respect to higher prices for new tractors and trailers. We have at times experienced an increase in prices for new tractors and trailers and the resale value of the tractors have not always increased to the same extent. Prices have increased and may continue to increase, due, in part, to (i) government regulations applicable to newly manufactured tractors and diesel engines, (ii) increases in commodity prices, (iii) shortages of component parts, such as semiconductors, and (iv) and due to the pricing discretion of equipment manufacturers in periods of high demand. Compliance with EPA regulations has increased the cost of our new tractors and could impair equipment productivity, result in lower fuel mileage and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise materially adversely affect our business, financial condition and results of operations as the regulations become effective. Furthermore, future use of autonomous tractors could increase the price of new tractors and decrease the value of used non-autonomous tractors.

A depressed market for used equipment could require us to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements. Used equipment prices are subject to substantial fluctuations based on freight demand, supply of new and used equipment, availability and terms of financing, the presence of buyers for export to foreign countries and commodity prices for scrap metal. If there is a deterioration of resale prices, it could have a material adverse effect on our business, financial condition and results of operations. We have seen a softening of the used equipment market recently.

Certain of our revenue equipment financing arrangements have balloon payments at the end of the finance terms equal to the values we expect to be able to obtain in the used market. To the extent the used market values are lower than such balloon payments, we may be forced to sell the equipment at a loss and our results of operations would be materially adversely affected.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, group health and group dental. We have insurance coverage with third-party insurance carriers, but we assume a significant portion of the risk associated with these claims due to our self-insured retention and deductibles, which can make our insurance and claims expense higher or more volatile. Additionally, we face the risks of increasing premiums and collateral requirements and the risk of carriers or underwriters leaving the transportation sector, which may materially affect our insurance costs or make insurance more difficult to find, as well as increase our collateral requirements. We could experience increases in our insurance premiums in the future if we decide to increase our coverage or if our claims experience deteriorates.

In addition, we are subject to changing conditions and pricing in the insurance marketplace and the cost or availability of various types of insurance may change dramatically in the future. If our insurance or claims expense increases, and we are unable to offset the increase with higher freight rates, our results of operations could be materially and adversely affected. Our results of operations may also be materially and adversely affected if we experience a claim in excess of our coverage limits, a claim for which coverage is not provided or a covered claim for which our insurance company fails to perform.

If we are required to accrue or pay additional amounts because claims prove to be more severe than our recorded liabilities, our financial condition and results of operations may be materially adversely affected.

We accrue the costs of the uninsured portion of pending claims based on estimates derived from our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Actual settlement of our retained claim liabilities could differ from our estimates due to a number of uncertainties, including evaluation of severity, legal costs and claims that have been incurred but not reported. Due to our high retained amounts, we have significant exposure to fluctuations in the number and severity of claims. If we are required to accrue or pay additional amounts because our estimates are revised or the claims ultimately prove to be more severe than originally assessed, our financial condition and results of operations may be materially adversely affected.

We face litigation risks that could have a material adverse effect on the operation of our business.

Our business is subject to the risk of litigation by employees, applicants, subcontractors, customers, vendors, government agencies, stockholders and other parties through private actions, class actions, administrative proceedings, regulatory actions and other processes. We and our peers are subject to lawsuits alleging violations of various federal and state wage and hour laws regarding, among other things, minimum wage, meal and rest periods, overtime eligibility and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by other carriers.

The cost to defend, settle and resolve litigation may be significant. Not all claims are covered by our insurance (including wage and hour claims), and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our retention amounts, or cause increases in future premiums, the resulting expenses could have a material adverse effect on our business, financial condition and results of operations.

We may be subject, and have been subject in the past, to litigation resulting from trucking accidents. The number and severity of litigation claims may be worsened by distracted driving by both truck drivers and other motorists. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and increases of our insurance costs.

We rely significantly on our information technology systems, a disruption, failure or security breach of which or an inability to keep pace with technological advances could have a material adverse effect on our business.

We rely on information technology throughout all areas of our business to initiate, track and complete deliveries; process financial and nonfinancial data; compile results of operations for internal and external reporting; and achieve operating efficiencies and growth. Each of our information technology systems may be susceptible to various interruptions, including equipment or network failures, failed upgrades or replacement of software, user error, power outages, natural disasters, cyber-attacks, theft or misuse of data, terrorist attacks, computer viruses, hackers, or other security breaches. We may in the future experience security breaches and other interruptions of our information technology systems despite our best efforts to prevent them. Our efforts to mitigate exposure to these risks through the establishment and maintenance of technology security programs and disaster recovery plans may not be sufficient. A significant disruption, failure or security breach in our information technology systems, or those of our technology and communications services vendors, could have a material adverse effect on our business, which could include operational disruptions, loss of confidential information, external reporting delays or errors, legal claims or damage to our business reputation.

We also could experience an inability to keep pace with technological advances, resulting in our information technology platforms becoming obsolete or our competitors developing related or similar service offerings more effective than ours. Furthermore, we make strategic investments in technology that naturally entail risks and uncertainties, some of which are beyond our control. For example, we may not be able to derive value from strategic investments or we may incur higher than expected costs in realizing a return on such investments or overestimate the benefits that we receive or realize from such investments. Therefore, we cannot provide assurance that any of our strategic investments will generate anticipated financial returns. If our strategic investments fail to meet our expectations, our business and results of operations may be adversely impacted.

In addition, we are currently dependent on a single vendor platform to support certain information technology functions. If the stability or capability of such vendor is compromised and we were forced to migrate to a new platform, it could materially adversely affect our business, financial condition and results of operations.

Some of our employees work remotely, which may increase the cybersecurity risks to our business, including an increased demand for information technology resources, increased risk of phishing, and other cybersecurity attacks.

We have, and will continue to have, a portion of our employee population that works from home full-time or under flexible work arrangements, and we have provided associates with expanded remote network access options which enable them to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes us to additional cybersecurity risks. Our employees working remotely may expose us to cybersecurity risks through: (i) unauthorized access to sensitive information as a result of increased remote access, including our employees’ use of Company-owned and personal devices and videoconferencing functions and applications to remotely handle, access, discuss, or transmit confidential information, (ii) increased exposure to phishing and other scams as cybercriminals may, among other things, install malicious software on our systems and equipment and access sensitive information, and (iii) violation of international, federal or state-specific privacy laws. We believe that the increased number of employees working remotely has incrementally increased our cyber risk profile, but we are unable to predict the extent or impacts of those risks at this time. A significant disruption of our information technology systems, unauthorized access to or loss of confidential information, or legal claims resulting from our violation of privacy laws could each have a material adverse effect on our business.

Our agreements with subcontracted operators expose us to risks that we do not face with our company drivers.

We rely, in part, upon independent subcontractors to perform the services for which we contract with customers. Our reliance on subcontractors creates numerous risks for our business. If our subcontractors fail to meet our contractual obligations or otherwise fail to perform in a manner consistent with our requirements, we may be required to utilize alternative service providers at potentially higher prices or with some degree of disruption of the services that we provide to customers. If we fail to deliver on time, if our contractual obligations are not otherwise met, or if the costs of our services increase, then our profitability and customer relationships could be harmed.

The financial condition and operating costs of our subcontractors are affected by conditions and events that are beyond our control and may also be beyond their control. Adverse changes in the financial condition of the subcontractors or increases in their equipment or operating costs could cause them to seek higher revenues or to cease their business relationships with us. The prices we charge our customers could be impacted by such issues, which may in turn limit pricing flexibility with customers, resulting in fewer customer contracts and decreasing our revenues.

If one of our subcontractors is subject to negative publicity, it could reflect on us and have a material adverse effect on our business, brand and financial performance. Under certain laws, we could also be subject to allegations of liability for the activities of our subcontractors.

Subcontractors are third-party service providers, as compared to company drivers who are employed by us. As independent business owners, the subcontractors may make business or personnel decisions that conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home or personal scheduling conflicts arise, a subcontractor may deny loads of freight from time to time. In these circumstances, we must be able to timely deliver the freight in order to maintain relationships with our customers.

If our employees were to unionize, our operating costs could increase and our ability to compete could be impaired.

None of our employees are currently represented under a collective bargaining agreement; however, we always face the risk that our employees will try to unionize. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board (the “NLRB”) could render decisions or implement rule changes that could significantly affect our business and our relationship with employees, including actions that could substantially liberalize the procedures for union organization. In addition, we can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions. We believe the applicability of the SCA to our employees reduces the likelihood of organizational activity.

Any attempt to organize by our employees could result in increased legal and other associated costs and divert management attention, and if we entered into a collective bargaining agreement, the terms could negatively affect our costs, efficiency and ability to generate acceptable returns on the affected operations. In particular, the unionization of our employees could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects because:

•
restrictive work rules could hamper our efforts to improve and sustain operating efficiency and could impair our service reputation and limit our ability to provide next-day services;
•
a strike or work stoppage could negatively impact our profitability and could damage customer and employee relationships; and
•
an election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses.

Higher health care costs and labor costs could adversely affect our financial condition and results of operations.

With the passage in 2010 of the United States Patient Protection and Affordable Care Act (the “PPACA”), we are required to provide health care benefits to all full-time employees who meet certain minimum requirements of coverage and affordability, or otherwise be subject to a payment per employee based on the affordability criteria set forth in the PPACA. Additionally, some states and localities have passed laws mandating the provision of certain levels of health benefits by some employers. The PPACA also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but have elected not to participate in the health care plans offered by us may ultimately find it more advantageous to do so. It is also possible that by making changes or failing to make changes in the health care plans we offer, we will have difficulty attracting and retaining employees, including drivers. The costs and other effects of these healthcare requirements may significantly increase our health care coverage costs and could materially adversely affect our financial condition and results of operations.

Seasonality and the impact of weather and other catastrophic events adversely affect our trucking operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations. At the same time, operating expenses increase due to, among other things, a decline in fuel efficiency because of engine idling and adverse road conditions that creates higher accident frequency, increased accident claims and higher cold weather-related equipment maintenance and repair expenditures. We may also suffer from weather-related or other events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions, which may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets or the assets of our customers or otherwise adversely affect the business or financial condition of our customers, any of which could adversely affect our results or make our results more volatile.

The COVID-19 pandemic, other similar outbreaks and government responses thereto may have a material adverse impact on our business, financial condition and results of operations.

The continued spread and impact of novel coronavirus (“COVID-19”) and government responses thereto might materially negatively impact our future results of operations and financial condition. COVID-19 has created, and any other outbreaks of similar contagious diseases or other adverse public health developments could create, significant volatility, uncertainty and economic disruption. COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

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

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the geographic scope, severity and duration of the pandemic; governmental, business and other actions in response to the pandemic (which could include limitations on our operations or mandates to provide services in a specified manner); the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; expenses we have incurred and may incur in the future in connection with our response to the pandemic; the health of and the effect on our workforce and our ability to meet staffing needs; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments. In 2020, services we provide the USPS were deemed “essential” such that we were required to continue operations during “lockdowns” and similar restrictive measures limiting business activity generally.

In response to the spread of COVID-19, we modified our business practices for the continued health and safety of our employees. Specifically, we implemented measures to enhance the sanitization process of our equipment and properties, increased the social distancing of our employees by working remotely where possible, and provided driving associates with personal protective equipment (“PPE”). We may take further actions, or be required to take further actions, that are in the best interests of our employees in the future. The implementation of health and safety practices, including federal or state vaccine mandates and similar measures, could impact our productivity and costs, which could have a material adverse impact on our business, financial condition and results of operations. In addition, the focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward existing or new initiatives or investments, which could have a material adverse impact on our results of operations.

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

We may be adversely affected by fluctuations in the price or availability of diesel fuel and gasoline.

Fuel is one of our largest operating expenses. Fuel prices fluctuate greatly due to factors beyond our control, such as political events, price and supply decisions by oil producing countries and cartels, terrorist activities, environmental laws and regulations, armed conflicts, depreciation of the dollar against other currencies, world supply and demand imbalances, and hurricanes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon fuel, significant fuel cost increases, shortages or supply disruptions could materially and adversely affect our results of operations and financial condition. Although our customers generally reimburse us for fuel expenses, the calculations of those reimbursements typically lag the change in the Department of Energy's fuel index. As a result, those reimbursements might be for amounts lower than our fuel costs as fuel prices fluctuate.

Costs associated with our use of natural gas vehicles (“NGVs”) could exceed the related benefits that we are able to realize, which could adversely affect our results of operations and cash flows.

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

In addition to potential increases in expenses and other operating costs related to our use of NGVs, if technologies are developed that either reduce the emissions in gasoline and diesel-powered vehicles or improve the operating capabilities of electric, solar or other alternative fuel technology vehicles, the benefits of NGVs could be significantly reduced. Any such reduction could adversely affect our ability to retain existing freight contracts when they are up for renewal and receive new contracts, which would adversely impact our financial performance.

Risks Related to Regulatory and Governmental Matters

The trucking industry is highly regulated and changes in existing laws or regulations, or liability under existing or future laws or regulations, could have a material adverse effect on our results of operations and profitability.

We operate in the United States pursuant to operating authority granted by the DOT. We, along with our leased labor drivers, must also comply with governmental regulations regarding safety, equipment, environmental protection and operating methods. Examples include regulation of equipment weight, equipment dimensions, fuel emissions, driver hours-of-service, driver eligibility requirements and on-board reporting of operations. We may become subject to new or more restrictive regulations relating to such matters that may require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. Possible changes to laws and regulations include:

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
•
driver and vehicle electronic logging device requirements;
•
requirements leading to accelerated purchases of new tractors, trucks or trailers;
•
mandatory limits on vehicle weight and size;
•
driver hiring restrictions;
•
increased bonding or insurance requirements; and
•
security requirements imposed by the DHS.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, including taxes on motor fuels and emissions, which may increase our or our subcontracted providers’ operating costs, require capital expenditures or adversely impact the recruitment of drivers. In addition, we could lose revenue if our customers divert business from us because we have not complied with their sustainability guidelines or requirements.

Safety-related evaluations and rankings under the CSA program could adversely impact our relationships with our customers and our ability to maintain or grow our fleet, either of which could have a material adverse effect on our results of operations and profitability.

The CSA program includes compliance and enforcement initiatives designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. The FMCSA issues three categories of safety ratings: satisfactory, conditional and unsatisfactory. As of December 31, 2022, all DOT operating authority numbers operated by us currently have a “satisfactory” FMCSA rating.

Our CSA scores are dependent upon our safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in the CSA program or the underlying methodology used by the FMCSA to determine a carrier’s safety rating could change and, as a result, our ability to maintain an acceptable score could be adversely impacted. If the FMCSA adopts rulemakings in the future that revise the methodology used to determine a carrier’s safety rating in a manner that incorporates more stringent standards, then our CSA scores could be adversely affected. If we receive an unacceptable CSA score, our relationships with customers could be damaged, which could result in a loss of business or otherwise adversely affect our business.

The CSA program affects drivers because their safety performance and compliance impact their safety records and, while working for a carrier, will impact their carrier’s safety record. The methodology for determining a carrier’s DOT safety rating relies upon implementation of Behavioral Analysis and Safety Improvement Categories (“BASIC”) applicable to the on-road safety performance of the carrier’s drivers and certain of those rating results are provided on the FMCSA’s Carrier Safety Measurement System website. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted. The occurrence of future deficiencies could affect driver recruiting and retention by causing high-quality drivers to seek employment (in the case of company drivers) or contracts (in the case of third-party drivers) with other carriers, or could cause our customers to direct their business away from us and to carriers with better fleet safety rankings, either of which would adversely affect our results of operations and productivity. Additionally, we may incur greater than expected expenses in our attempts to improve our scores as a result of poor rankings. Those carriers and drivers identified under the CSA program as exhibiting poor BASIC scores are prioritized for interventions, such as warning letters and roadside investigations, either of which may adversely affect our results of operations.

The requirements of CSA could also shrink the trucking industry’s pool of drivers if drivers with unfavorable scores leave the industry. As a result, the costs to attract, train and retain qualified drivers could increase. A shortage of qualified drivers could also increase driver turnover, decrease asset utilization, limit growth and adversely impact our results of operations and profitability.

We are subject to environmental and worker health and safety laws and regulations that may expose us to significant costs and liabilities and have a material adverse effect on our results of operations, competitive position and financial condition.

We are subject to stringent and comprehensive federal, state and local environmental and worker health and safety laws and regulations governing, among other matters, the operation of fuel storage tanks, release of emissions from our vehicles (including engine idling) and facilities, the health and safety of our workers in conducting operations and adverse impacts to the environment. Under certain environmental laws, we could be subject to strict liability, without regard to fault or legality of conduct, for costs relating to contamination at we own or operate or previously owned or operated and at third-party sites where we disposed of waste, as well as costs associated with the clean-up of releases arising from accidents involving our vehicles. We often operate in industrial areas, where truck terminals and other industrial activities are located, and where soil, groundwater or other forms of environmental contamination have occurred from historical or recent releases and for which we may incur remedial or other environmental liabilities. We also maintain aboveground fuel storage tanks at some of our facilities and vehicle maintenance operations at certain of our facilities. Our operations involve the risks of fuel spillage or seepage into the environment, environmental damage and unauthorized hazardous material spills, releases or disposal actions, among others.

Increasing efforts to control air emissions, including greenhouse gases, may have an adverse effect on us. Federal and state lawmakers have implemented various climate change initiatives and greenhouse gas regulations and may implement additional initiatives in the future, all of which could increase the cost of new tractors, impair productivity and increase our operating expenses.

Compliance with environmental laws and regulations may also increase the price of our equipment and otherwise affect the economics of our business by requiring changes in operating practices or by influencing the demand for, or the costs of providing, transportation services. For example, regulations issued by the EPA and various state agencies that require progressive reductions in exhaust emissions from diesel engines have resulted in higher prices for tractors and diesel engines and increased operating and maintenance costs. Also, in order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could require us to alter our drivers’ behavior, purchase on-board power units that do not require the engine to idle or face a decrease in productivity. We are also subject to potentially stringent rulemaking related to sustainability practices, including conservation of resources by decreasing fuel consumption. This increased focus on sustainability practices may result in new regulations and/or customer requirements that could adversely impact our business. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that future compliance will not have a material adverse effect on our business and operating results.

If we have operational spills or accidents or if we are found to be in violation of, or otherwise liable under, environmental or worker health or safety laws or regulations, we could incur significant costs and liabilities. Those costs and liabilities may include the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of our operations in a particular area. The occurrence of any one or more of these developments could have a material adverse effect on our results of operations, competitive position and financial condition. Environmental and worker health and safety laws are becoming increasingly more stringent and there can be no assurances that compliance with, or liabilities under, existing or future environmental and worker health or safety laws or regulations will not have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

If our subcontractors are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.

Tax and other regulatory authorities have in the past sought to assert that subcontractors in the trucking industry are employees rather than independent contractors. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our subcontractors are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

Potential inquiries into or audits of our Paycheck Protection Program loan, as well as the results of any such inquiries or audits, could have a significant adverse effect on us and our financial condition.

We applied for and received a $10 million Paycheck Protection Program (“PPP”) loan under the CARES Act. On May 8, 2020, we received a letter from the Select Subcommittee on the Coronavirus Crisis of the U.S. House of Representatives demanding that we return the PPP loan. We elected not to return the PPP loan proceeds as requested and our PPP loan was subsequently forgiven. Also, the United States Small Business Administration (“SBA”) has stated that it intends to audit the PPP loan application of any company, like us, that received PPP loan proceeds of more than $2 million. Our decision to retain the PPP loan may require members of our management team to devote attention to future correspondence and requests from the Select Subcommittee, the SBA, or other regulators, which would reduce the amount of time available to management to focus on our operations and strategic initiatives. If we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP loan, or it is otherwise determined that we were ineligible to receive the PPP loan, we may be subject to penalties, including significant civil, criminal and administrative penalties.

Risks Related to Our Securities

Shares of EVO's common stock are thinly-traded on OTC-Expert, and our stockholders may be unable to sell their shares.

The shares of EVO’s common stock are thinly-traded on OTC-Expert, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. There can be no assurance that a broader or more active trading market will ever develop or, if developed, that it will be sustained. There can be no assurance that EVO’s stockholders will ever be able to resell their shares at or near ask prices or at all.

The price of EVO's common stock could be highly volatile.

EVO’s common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of EVO’s common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of EVO’s common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of EVO’s common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of EVO’s common stock. No assurance can be given that an active market in EVO’s common stock will develop or be sustained. If an active market does not develop, holders of EVO’s common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

EVO’s common stock is subject to the “penny stock” rules of the SEC, which restrict transactions in our stock and may reduce the value of an investment in our stock.

EVO's common stock is currently regarded as a “penny stock” because our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States and EVO's common stock has a market price less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction. To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for EVO's common stock and may severely and adversely affect the ability of broker-dealers to sell EVO's common stock.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make EVO's common stock less attractive to investors.

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

We cannot predict whether investors will find EVO's common stock less attractive if we rely on these exemptions. If some investors find EVO's common stock less attractive as a result, we will experience greater difficulty raising equity capital, there may be a less active trading market for EVO's common stock, and the stock price may be more volatile.

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

We may in the future issue additional shares of EVO's common stock which would reduce investors’ ownership interests in EVO and which may dilute EVO's share value.

EVO's certificate of incorporation authorizes the issuance of 610,000,000 shares consisting of: (i) 600,000,000 shares of common stock, par value $0.0001 per share; and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share. The future issuance of all or part of our remaining authorized common stock or preferred stock may result in substantial dilution in the percentage of EVO's common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for EVO's common stock.

EVO's certificate of incorporation permits the board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to stockholders.

EVO’s board of directors, without any action by its stockholders, may amend EVO’s certificate of incorporation from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that EVO has authority to issue. The board of directors may also classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any class or series of stock. Thus, the board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of EVO’s common stock. For example, the Series C Preferred Stock authorized by the board of directors in March 2022 and the Series D Preferred Stock authorized by the board of directors in July 2022 rank senior in preference and priority to EVO's common stock with respect to dividend and liquidation rights and, generally votes with the common stock on an as converted basis on all matters presented for a vote of the holders of common stock. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 1, Description of Business and Summary of Significant Accounting Policies. The Series C Preferred Stock and the Series D Preferred Stock, as well as any other series of preferred stock that the board of directors may authorize in the future could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of EVO’s common stock.

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, EVO is not required to provide disclosure under this item.

Item 2. Properties.

Our principal corporate office is located at 2075 West Pinnacle Peak Rd. Suite 130, Phoenix, AZ 85027 and consists of 6,359 square feet of space. We occupy this office under a 65-month office lease agreement dated November 27, 2019 with monthly rental payments increasing from $12,188 to $13,248 over the initial term of the lease.

We also lease the following properties as main terminals for our trucking operations:

•
We lease property in Grimes, IA for a maintenance shop, truck storage, and parking for monthly rent of approximately $10,000. The lease term expires in June 2028.
•
We lease property in Laurel, MD for office and maintenance shop space, truck storage, and parking under multiple leases for aggregate monthly rent of approximately $30,000. The lease terms expire in February 2028 and August 2029.
•
We lease property in Hazelwood and Springfield, MO for office and maintenance shop space, truck storage, and parking for monthly rent of approximately $5,000 and $3,700, respectively. The lease terms expire in October 2024 and July 2026, respectively.
•
We lease property in Newark, NJ for office and maintenance shop space, truck storage, and parking for monthly rent of $70,000. The lease term expires in March 2028.
•
We lease property in Columbus, OH for office and maintenance shop space, truck storage, and parking for monthly rent of $5,145. The lease term expires in June 2027.
•
We lease property in Austin, TX for office and maintenance shop space, truck storage, and parking for monthly rent of $19,000. The lease term expires in April 2027.
•
We lease property at two locations in Madison, WI for office and maintenance shop space, truck storage, and parking for aggregate monthly rent of approximately $14,000. The lease terms expire in August 2024 and January 2029.
•
We lease property in Oak Creek, WI for office and maintenance shop space, truck storage, and parking for monthly rent of approximately $17,000. The lease term expires in January 2029.

We lease various additional properties throughout the United States for our trucking operation, none of which are individually material, for operating sites, remote offices, and parking facilities.

Through our subsidiaries, Titan and EAF, we also own or lease six natural gas fueling stations located in California, Texas, Arizona and Wisconsin, three of which were operating as of December 31, 2022.

We believe all of our properties are suitable and adequate for current operating needs.

Item 3. Legal Proceedings.

See Part II, Item 8, Note 10, Commitment and Contingencies, to the Consolidated Financial Statements included herein.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

EVO's certificate of incorporation authorizes the issuance of up to 600,000,000 shares of common stock, par value $0.0001 per share. EVO's common stock trades under the symbol “EVOA” on the OTC Expert Market maintained by the OTC Markets Group Inc.; however, no public market has yet developed for our common stock.

As of November 16, 2023, there were 192 holders of record of our common stock.

Dividend Policy

EVO has not paid any cash dividends since inception and does not anticipate or contemplate paying dividends in the foreseeable future. Dividends accrue and are payable on our Series C Preferred Stock and Series D Preferred Stock. It is the present intention of management to utilize all available funds for the development of the Company’s business. See Part II, Item 8, Note 6, Temporary Equity, Stockholders' Deficit and Warrants, to the Consolidated Financial Statements included herein.

Recent Sales of Unregistered Securities

Refer to the heading “Securities Purchase Agreement” within Note 1, Description of Business and Summary of Significant Accounting Policies, for information regarding the warrants issued to Antara, Exchanging Creditors, two former board members and to key equityholders and members of management in connection with the Recapitalization Transactions.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data.

As a smaller reporting company, EVO is not required to provide disclosure under this item.

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

Company Overview

EVO Transportation & Energy Services, Inc. is a truckload carrier serving the USPS and other customers. We believe EVO is one of the largest surface transportation companies serving the USPS, with a diversified fleet of tractors, straight trucks and other vehicles that currently operate on either diesel fuel, gasoline or CNG. EVO also operates a brokerage unit that supports the truckload business and services other corporate customers. In select cases, EVO may subcontract the transportation of certain loads to third-party carriers. We operate from our headquarters in Phoenix, Arizona and from numerous terminals throughout the United States.

Historically, we have grown primarily through acquisitions and have also grown organically by obtaining new contracts from the USPS and other customers.

Key Trends & Anticipated Future Trends

Under its “Delivering for America Plan,” the USPS is undergoing a massive transformation of its transportation network. A key component of this is a reorganization around regional processing and distribution centers. In addition, the USPS has transitioned most of its air freight to ground networks. We believe the USPS will favor larger and more reliable suppliers that can ensure continued high service performance and continuity during this transition.

EVO further expects a more active market-based approach to USPS renewals. We believe this approach favors larger suppliers like EVO that can provide competitive pricing by leveraging scale and pricing analytics.

The USPS has also started evaluating insourcing opportunities and transitioning contracts to more asset-light companies. We believe outsourced asset-based ground transportation suppliers will continue to service the vast majority of USPS contracts. In addition, we believe any shift in business to these threats is more likely to come from the smaller suppliers who are unable to compete as cost effectively over the long-term.

We intend to continue bidding on new and existing USPS contract opportunities as they arise. USPS contracts are bid competitively and performed in accordance with various requirements, including, but not limited to requirements under the Service Contract Act, Department of Transportation regulations (federal and state), and other applicable local and state regulations. The USPS evaluates the bids based on price, past performance, operational plans, financial resources, safety scores and the use of innovation or alternative fuels. EVO's USPS contracts typically have two or four year terms and can be renewed with the incumbent carrier after expiration of the initial term.

EVO believes that freight market rates peaked during COVID, reaching multi-year highs. Rates have since reversed and EVO believes they will continue to remain challenging during 2023. We believe this may create new business opportunities as the USPS looks to resolicit many of its contracts and that larger, more cost-efficient carriers are well positioned to gain market share. In addition, we believe the USPS will be heavily focused on service performance and that those suppliers who cannot achieve high on time service scores will fall out of favor. We believe this also creates significant opportunity for EVO in the future.

In addition to growing the USPS business, the Company expects to further diversify its revenue base both organically through new sales and business development efforts and also through M&A transactions. The strategy of acquiring USPS carriers will be deemphasized as the Company looks to create a more balanced business.

Results from Operations

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

Trucking revenue: The majority of trucking revenue is derived from the USPS. The remainder of the revenue is primarily derived from corporate freight customers. USPS contracts are typically four years in duration and include a monthly fuel adjustment. Trucking revenue was $309.5 million and $268.9 million during the years ended December 31, 2022 and 2021, respectively. The $40.6 million, or 15.1%, increase in trucking revenue from 2021 to 2022 is primarily due to revenue from new USPS contracts, along with increased fuel surcharge revenue as a result of increased fuel prices.

Other revenue: During the first quarter of 2021, the Company entered into agreements with the USPS to settle claims submitted by the Company seeking additional compensation for transportation services provided under certain DRO contracts. The Company received a total of $28.5 million related to these claims and also renegotiated the contractual rates per mile and total paid miles for some of its DRO contracts on a prospective basis. In addition, amounts totaling $6.3 million that were previously paid by the USPS to the Company during 2020 became subject to the terms of the settlement agreements and were recognized as a deferred gain as of December 31, 2020. The aforementioned amounts totaling $34.8 million were recognized as other revenue during the first quarter of 2021 in the consolidated statement of operations. Such amounts are for transportation services provided during 2020 and prior years, are not subject to refund, and are not contingent upon the Company providing future transportation services. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, for further discussion.

Payroll, benefits and related: Payroll, benefits and related includes total compensation of drivers and non-drivers. Included in driver compensation is an incremental hourly rate for benefits. Payroll, benefits and related expense was $131.2 million and $107.4 million during the years ended December 31, 2022 and 2021, respectively. The $23.8 million, or 22.2%, increase in payroll, benefits and related expense is primarily due to the 15.1% increase in Trucking revenue combined with an increase in the use of employee drivers versus third-party subcontractors.

Purchased transportation: Purchased transportation represents payments to subcontracted third-party companies. These contracts are typically negotiated on a rate per mile basis and the subcontracting company is responsible for supplying all resources to perform the service including, but not limited to labor, equipment, fuel and associated expenses. Purchased transportation expense was $46.4 million and $68.8 million during the years ended December 31, 2022 and 2021, respectively. The $22.4 million, or 32.6%, decrease in purchased transportation expense is primarily due to an increased use of employee drivers versus subcontractors.

Fuel: Fuel expense is comprised of diesel, gasoline and CNG fuel required to operate the fleet. The Company manages fuel cost by negotiating volume discounts from rack fuel rates with select vendors. Fuel expense was $48.2 million and $28.2 million during the years ended December 31, 2022 and 2021, respectively. The $20.0 million, or 70.9%, increase in fuel expense is due primarily to the 15.1% increase in Trucking revenue, 32.6% decrease in purchased transportation and an increase in the average DOE fuel price from $3.28 to $5.00 per gallon.

Equipment rent: The Company rents and leases a portion of its trucks and trailers through a combination of short-term rental arrangements and long-term lease arrangements. Equipment rent expense was $14.6 million and $13.4 million during the years ended December 31, 2022 and 2021, respectively. The $1.2 million, or 9.0%, increase in equipment rent expense is primarily due to the need to service new USPS contracts by acquiring additional trucks and trailers via new leasing and rental arrangements.

Maintenance and Supplies: Maintenance and supplies expense primarily includes the costs to maintain the fleet. Maintenance and supplies expense was $15.8 million and $10.9 million during the years ended December 31, 2022 and 2021, respectively. The $4.9 million, or 45.0%, increase in maintenance and supplies expense is primarily due to an increase in the size of the fleet combined with increased maintenance costs for the existing fleet, which the Company is in process of refreshing with newer equipment.

Operating supplies and expenses: Operating and supplies expenses include all other direct costs in the Trucking operation. Operating supplies and expenses was $14.3 million and $15.3 million during the years ended December 31, 2022 and 2021, respectively. The $1.0 million, or 6.5%, decrease in operating supplies and expenses is primarily due to more cost efficient completion of certain routes.

General and administrative: General and administrative expense was $18.0 million and $16.3 million during the years ended December 31, 2022 and 2021, respectively. The $1.7 million, or 10.4%, increase is primarily due to an increase in professional fees and board of director fees and expenses.

Depreciation and amortization: Depreciation and amortization expense was $16.2 million and $15.2 million during the years ended December 31, 2022 and 2021, respectively. The increase is due to an increase in finance lease right-of-use asset amortization expense, partially offset by a decrease in depreciation expense.

Interest expense: Interest expense was $33.7 million and $12.7 million during the years ended December 31, 2022 and 2021, respectively. The $21.0 million, or 165.4%, increase in interest expense is primarily due to interest expense of $11.9 million associated with the issuance of warrants and the amortization of the debt discount related to the warrants in connection with the Bridge Loan Agreement, dated March 11, 2022. The increase is further due to a $7.7 million charge to interest expense associated with the purchase of warrants by Antara Capital in connection with the recapitalization of the company in September 2022. In addition, the increase is due to $1.6 million of finance fees and additional debt issued of $9 million in connection with the Bridge Loan, and an increase in the interest rate on certain floating rate debt. Refer to Note 5, Debt, and Note 6, Temporary Equity, Stockholders’ Deficit and Warrants for further discussion.

Gain / loss on extinguishment of debt: The $5.3 million loss on extinguishment of debt during the year ended December 31, 2022 is primarily due to the $5.2 million loss on the extinguishment of the four promissory notes with an aggregate principal amount of $9.5 million as a result of the Convertible Note Amendments, dated March 11, 2022. The $11.0 million gain on extinguishment of debt during the year ended December 31, 2021 is due to: (1) the $10.1 million gain on extinguishment of the outstanding principal and accrued interest on the Paycheck Protection Program Loan, which was forgiven by the SBA in July 2021; (2) the $2.5 million gain on the partial extinguishment of the $4.0 million Secured Convertible Promissory Notes during March and April 2021; and (3) the $1.7 million loss on extinguishment resulting from using all of the net proceeds from the Main Street Loan to pay down the aggregate principal amount due under the Financing Agreement (including capitalized interest) from $33.6 million to $16.7 million during the first quarter of 2021. Refer to Note 5, Debt, for further discussion.

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

Liquidity and Capital Resources

Changes in Liquidity

Cash and Cash Equivalents. Cash and cash equivalents were $14.4 million and $6.3 million at December 31, 2022 and 2021, respectively. The increase is primarily attributable to cash provided by operating activities during the year ended December 31, 2022.

Operating Activities. Net cash provided by operating activities was $10.6 million during the year ended December 31, 2022. Net cash provided by operating activities was $23.5 million during the year ended December 31, 2021 which included $28.5 million of nonrecurring cash receipts from the USPS settlement agreements. The decrease in net cash provided was primarily attributable to a $32.5 million increase in net loss, partially offset by a $20.1 million increase in accounts receivable collected.

Investing Activities. Net cash used in investing activities was $0.1 million and $7.1 million for the years ended December 31, 2022 and 2021, respectively. The net cash used in investing activities during the years ended December 31, 2022 and 2021, is primarily related to $0.1 million and $7.4 million of capital expenditures, respectively.

Financing Activities. Net cash used in financing activities was $2.4 million and $35.7 million for the years ended December 31, 2022 and 2021, respectively. The cash used in financing activities during the year ended December 31, 2022 primarily consisted of $258.8 million in payments on factoring arrangements, $5.4 million in payments of debt principal, and $8.8 million in payments on finance lease liabilities, partially offset by $247.5 million in advances from factoring receivables, $9.6 million of proceeds from the issuance of debt and $13.8 million of proceeds from the issuance warrants. The cash used in financing activities during the year ended December 31, 2021 primarily consisted of $225.8 million in payments on factoring arrangements, $24.1 million in payments of debt principal, and $5.9 million in payments on finance lease liabilities, partially offset by $214.3 million in advances from factoring receivables and $6.5 million of proceeds from the issuance of debt.

Sources of Liquidity

Our primary historical and future sources of liquidity are cash on hand ($14.4 million at December 31, 2022), the incurrence of additional indebtedness, the sale of EVO’s common stock or preferred stock, and advances under our accounts receivable factoring arrangements. However, there can be no assurance that we will be able to obtain additional financing in the future via the incurrence of additional indebtedness or the sale of EVO’s common stock or preferred stock.

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

Going Concern

As of December 31, 2022, we had a cash balance of $14.4 million, a working capital deficit of $67.2 million, stockholders’ deficit of $15.7 million, and material debt and lease obligations of $105.6 million, which included term loan borrowings under a financing agreement with Antara Capital. During the year ended December 31, 2022, we reported cash provided by operating activities of $10.6 million and net loss of $18.2 million that included a $5.3 million loss on extinguishment of debt.

The following significant transactions and events affecting the Company’s liquidity occurred during the year ended December 31, 2022:

•
On March 11, 2022, EVO and certain subsidiary guarantors of the Company entered into a Senior Secured Loan and Executive Loan Agreement (the "Bridge Loan Agreement") with Antara Capital and Thomas J. Abood, EVO's former chief executive officer, Damon R. Cuzick, EVO's former chief operating officer, Bridgewest Growth Fund LLC, an entity affiliated with Billy (Trey) Peck Jr., EVO's executive vice president - business development, and Batuta Capital Advisors LLC ("Batuta" and together with Mr. Abood, Mr. Cuzick and Bridgewest Growth Fund LLC, the "Executive Lenders"), an entity affiliated with Alexandre Zyngier, a member of EVO's board of directors (the “Board”). Pursuant to the Bridge Loan Agreement, EVO obtained a bridge loan in the amount of $9.0 million (the "Bridge Loan") from Antara Capital and also borrowed $0.8 million (the "Executive Loans") from the Executive Lenders. Refer to Note 5, Debt, for further discussion. Pursuant to the Bridge Loan Agreement, on March 11, 2022, Antara Capital appointed Michael Bayles as a member of EVO's Board, effective immediately. Mr. Bayles was appointed to fill a newly-created vacancy on the Board.
•
On March 11, 2022, and pursuant to the Bridge Loan Agreement, EVO filed a Certificate of Designations of Series C Non-Participating Preferred Stock (the "Series C Certificate of Designations") with the Secretary of State of the State of Delaware, which authorized EVO to issue up to one share of Series C Preferred Stock, and issued to Antara Capital one share of Series C Preferred Stock. Refer to Note 6, Temporary Equity for further discussion.
•
On March 11, 2022, EVO entered into amendments to certain secured convertible promissory notes in the aggregate principal amount of $9.5 million to permit immediate conversion of those notes, and the holders converted those notes into warrants to purchase 7,533,750 shares of EVO's common stock at an exercise price of $0.01 per share.
•
On May 31, 2022, EVO, Antara Capital and the Executive Lenders entered into a Loan Extension Agreement that extended the Bridge Loan maturity date from May 31, 2022 to June 30, 2022 and the Executive Loans maturity date from June 3, 2022 to July 7, 2022.
•
On June 30, 2022, EVO, Antara Capital and the Executive Lenders entered into a Second Extension Agreement that extended the Bridge Loan maturity date from June 30, 2022 to July 8, 2022 and the Executive Loans maturity date from July 7, 2022 to July 15, 2022.
•
On July 8, 2022, EVO, Antara Capital and the Executive Lenders entered into a Third Extension Agreement that extended the Bridge Loan maturity date from July 8, 2022 to July 15, 2022 and the Executive Loans maturity date from July 15, 2022 to July 22, 2022. In addition, the Third Extension Agreement stipulated that on or before July 13, 2022, the Board of Directors of EVO shall have duly approved and filed with the Secretary of State of the State of Delaware a Certificate of Designations to evidence the issuance of a new series of Series D Non-Participating Preferred Stock, $0.0001 par value, that will, upon issuance, entitle Antara Capital (in its capacity as sole holder of the Series D Non-Participating Preferred Stock) to vote such number of votes per share that will allow Antara Capital to exercise 51% of the voting capital stock of EVO.
•
On July 13, 2022, and pursuant to the Third Extension Agreement dated July 8, 2022, EVO filed a Certificate of Designations of Series D Non-Participating Preferred Stock (the "Series D Certificate of Designations") with the Secretary of State of the State of Delaware, which authorized EVO to issue up to one share of Series D Non-Participating Preferred Stock. Refer to Note 6, Stockholders' Deficit for further discussion.

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

•
On July 15, 2022, EVO, Antara Capital and the Executive Lenders entered into a Fourth Extension Agreement that extended the Bridge Loan maturity date from July 15, 2022 to August 15, 2022 and the Executive Loans maturity date from July 22, 2022 to August 22, 2022.
•
On August 12, 2022, EVO, Antara Capital and the Executive Lenders entered into a Fifth Extension Agreement that extended the Bridge Loan maturity date from August 15, 2022 to September 15, 2022 and the Executive Loans maturity date from August 22, 2022 to September 22, 2022.
•
On September 8, 2022, EVO, Antara Capital and the Executive Lenders, in contemplation of the Securities Purchase Agreement discussed below, entered into a Sixth Extension Agreement that extended the Bridge Loan maturity date from September 15, 2022 to December 29, 2023 and the Executive Loans maturity date from September 22, 2022 to January 5, 2024.
•
On September 8, 2022, EVO and Antara Capital entered into a Securities Purchase Agreement and consummated certain transactions involving the recapitalization of the Company. This includes the sale and issuance of new equity by EVO and the cancellation of certain indebtedness in exchange for equity of EVO and/or its subsidiaries. For more information regarding the Securities Purchase Agreement and the transactions, refer to the heading “Securities Purchase Agreement” within Note 1, Description of Business and Summary of Significant Accounting Policies.
•
On December 23, 2022, Antara Capital, the Executive Lenders, Corbin ERISA Opportunity Fund Ltd ("CEOF") and Hudson Park amended and restated the Bridge Loan to reflect the assigned portions of the Bridge Loan to CEOF and Hudson Park. No changes were made to the Bridge Loan in connection with the assignment to CEOF and Hudson Park and no payments were made to the holders of the debt. This event is a transaction among debt holders.

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
•
As of December 31, 2022, the Company is not in compliance with certain covenants in its debt agreements (Refer to Note 5, Debt, for further discussion); and
•
There can be no assurance that the Company will be able to obtain additional financing in the future via the incurrence of additional indebtedness or via the sale of EVO’s common stock or preferred stock.

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
•
Acquiring new profitable contracts and negotiating revised pricing for existing contracts; and
•
Profitably expanding trucking revenue.

Notwithstanding management’s plans, there can be no assurance that the Company will be successful in its efforts to address its current liquidity and capital resource constraints. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next 12 months from the issuance of these consolidated financial statements within EVO’s Form 10-K. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result if the Company is unable to continue as a going concern.

Refer to Notes 1, 4, 5 and 9 to the consolidated financial statements for further information regarding our debt, factoring, and lease obligations, including the future maturities of such obligations.

Off-Balance Sheet Arrangements

Refer to Note 10, Commitments and Contingencies – Off Balance Sheet Arrangements – Captive Insurance.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses recorded during the reporting periods.

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

During the years ended December 31, 2022 and 2021, the annual impairment test did not result in an impairment of goodwill.

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

Fair Valuation of Common Stock, Preferred Stock, Warrants and Stock Options

Our executive officers, directors and principal stockholders beneficially own a substantial majority of EVO’s outstanding common stock. EVO’s common stock does not have an observable quoted market price on the OTC Expert Market because the stock is thinly traded and is not eligible for proprietary broker-dealer quotations. As a result, we must utilize an alternative method to estimate the fair value of our common stock, including when EVO issues other equity instruments for which the common stock is the underlying security. We first use primarily the income or discounted cash flows approach to determine the estimated fair value of our total equity. The assumptions about future cash flows and growth rates are based on the Company's long-term forecast and are subject to review and approval by senior management. The discount rate utilized is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. We then use the option-pricing equity allocation method to allocate the estimated total equity value to our common stock and preferred stock. The inputs and assumptions used in the option-pricing model include: (1) the discount rate; (2) the estimated time to liquidity; (3) EVO's expected stock price volatility; (4) the estimated discount for the lack of marketability; and (5) the risk-free interest rate. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. The estimated fair value of EVO’s common stock is a key assumption in the fair valuation of the preferred stock, warrants and stock options EVO issues.

Stock-Based Compensation

The Company accounts for stock-based compensation awards based on the fair value of the award as of the grant date, which is calculated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of subjective assumptions, including the estimated fair value of EVO’s common stock, the expected term of the award, the expected stock price volatility, expected dividend yield and the risk-free interest rate for the expected term of the award. The expected term represents the period of time the awards are expected to be outstanding. Due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the awards, we use the simplified method to estimate the expected term for our stock-based compensation awards. Under the simplified method, the expected term of an award is presumed to be the mid-point between the vesting date and the end of the contractual term. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected term of the awards. We assume no dividend yield because dividends on our common stock are not expected to be paid in the near future, which is consistent with our history of not paying dividends on our common stock.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 31, 2022, the Company had federal and state net operating losses of approximately $38.4 million and $26.7 million, respectively. As of December 31, 2021, the Company had federal and state net operating losses of approximately $44.7 million and $30.2 million, respectively. As of December 31, 2022, the Company has approximately $0.7 million of federal net operating losses available to offset future taxable income for 20 years and will begin to expire in 2036. The remaining $37.7 million of federal net operating losses are carried forward indefinitely to offset future taxable income up to an 80% limitation of taxable income in the year of use. The state net operating losses began to expire in 2022. These federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

Recently Issued Accounting Pronouncements

Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

Seasonality and Inflation

Due to increased USPS volume associated with the holiday rush from the end of November through year end, the Company’s revenue and business activity typically increase during the last quarter of each calendar year. In the winter months, operating expenses generally increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures.

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

The Company has experienced inflationary pressures in the normal course of business including cost of equipment, driver wages, healthcare and benefits, insurance, parts and supplies and fuel. While the Company receives some revenue offsets from the USPS for costs like wage inflation and fuel, periods with inflationary pressures could adversely affect our financial results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, EVO is not required to provide disclosure under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

EVO Transportation & Energy Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of EVO Transportation & Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company’s current liabilities exceeded its current assets by $67.2 million and its total liabilities exceeded its total assets by $15.7 million as of December 31, 2022. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tulsa, Oklahoma

November 16, 2023

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Balance Sheets

	December 31,
($ in thousands, except share and per share data)	2022	2021
Assets
Current assets
Cash	$14,429	$6,325
Accounts receivable - trade, net	11,704	22,697
Alternative fuels tax credit receivable	263	287
Prepaids and other current assets	5,840	2,160
Total current assets	32,236	31,469
Non-current assets
Property and equipment, net	20,307	27,962
Goodwill	23,837	23,837
Intangible assets, net	3,317	4,180
Operating lease right-of-use assets, net	7,527	7,155
Finance lease right-of-use assets, net	31,086	24,391
Deposits and other long-term assets	7,411	7,520
Total non-current assets	93,485	95,045
Total assets	$125,721	$126,514
Liabilities, Temporary Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$14,738	$16,245
Accrued expenses and other current liabilities	18,091	19,744
Accrued interest - related party, current portion	1,033	2,743
Embedded derivative liability	1,552	1,513
Warrant liabilities	199	13,784
Advances under factoring arrangements, current portion	2,103	9,073
Long-term debt, current portion	20,445	22,135
Long-term debt - related party, current portion	30,041	33,164
Operating lease liabilities, current portion	2,201	3,045
Finance lease liabilities, current portion	9,009	4,448
Total current liabilities	99,412	125,894
Non-current liabilities
Advances under factoring arrangements, less current portion	3,586	5,202
Long-term debt, less current portion	4,316	7,455
Long-term debt - related party, less current portion	6,133	4,023
Long-term accrued interest - related party, less current portion	95	—
Operating lease liabilities, less current portion	5,420	4,114
Finance lease liabilities, less current portion	22,232	21,790
Deferred tax liability	208	97
Total non-current liabilities	41,990	42,681
Total liabilities	141,402	168,575
Commitments and contingencies (Note 10)
Temporary Equity
Series A Redeemable Convertible Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 (December 31, 2022) and 100,000 (December 31, 2021) shares issued and outstanding, includes accrued and undeclared dividends of $0 (December 31, 2022) and $134 (December 31, 2021) and liquidation preference of $0 (December 31, 2022) and $434 (December 31, 2021)	—	434
Series B Redeemable Convertible Preferred stock, $0.0001 par value; 3,075,000 shares authorized, 0 (December 31, 2022) and 2,050,000 (December 31, 2021) shares issued and outstanding, includes accrued and undeclared dividends of $0 (December 31, 2022) and $1,090 (December 31, 2021) and liquidation preference of $0 (December 31, 2022) and $7,240 (December 31, 2021)	—	7,240
Series C Redeemable Preferred stock, $0.0001 par value; 1 (December 31, 2022) and 0 (December 31, 2021) share authorized, issued and outstanding, includes accrued and undeclared dividends of $0 (December 31, 2022 and December 31, 2021) and liquidation preference of $0 (December 31, 2022 and December 31, 2021)	—	—
Redeemable common stock, at redemption value; 0 (December 31, 2022) and 2,240,000 (December 31, 2021)	—	1,200
Stockholders’ deficit
Series D Non-Redeemable Preferred stock, $0.0001 par value; 1 (December 31, 2022) and 0 (December 31, 2021) share authorized, issued and outstanding, includes liquidation preference of $0 (December 31, 2022 and December 31, 2021)	—	—
Common stock, $0.0001 par value; 600,000,000 (December 31, 2022) and 100,000,000 (December 31, 2021) shares authorized; 436,270,505 (December 31, 2022) and 15,213,145 (December 31, 2021) shares issued and outstanding	43	2
Common stock issuable	3,474	4,390
Additional paid-in capital	86,394	32,039
Accumulated deficit	(105,592)	(87,366)
Total stockholders’ deficit	(15,681)	(50,935)
Total liabilities, temporary equity, and stockholders’ deficit	$125,721	$126,514

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
($ in thousands, except share and per share data)	2022	2021
Revenue
Trucking	$309,476	$268,913
Other	287	35,134
Total revenue	309,763	304,047
Operating expenses
Payroll, benefits and related	131,211	107,417
Purchased transportation	46,368	68,765
Fuel	48,198	28,155
General and administrative	17,983	16,342
Operating supplies and expenses	14,256	15,252
Depreciation and amortization	16,176	15,234
Equipment rent	14,578	13,401
Maintenance and supplies	15,755	10,850
Insurance and claims	8,815	8,938
Loss on sale of fixed assets	54	154
Other	146	253
Total operating expenses	313,540	284,761
Operating income (loss)	(3,777)	19,286
Other income (expense)
Interest expense	(33,710)	(12,745)
Change in fair value of embedded derivative liability	(39)	765
Change in fair value of warrant liabilities	25,207	(2,520)
Gain (loss) on extinguishment of debt	(5,318)	10,953
Other miscellaneous income	73	57
Total other expense	(13,787)	(3,490)
Income (loss) before income taxes	(17,564)	15,796
Income tax expense	(662)	(1,543)
Net income (loss)	(18,226)	$14,253
Earnings (loss) per share:
Basic	$(0.11)	$0.45
Diluted	$(0.11)	$0.44
Weighted average shares outstanding:
Basic	171,700,395	30,507,308
Diluted	171,700,395	33,376,075

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
($ in thousands, except share data)	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	15,212,815	$2	$3,474	$30,821	$(101,619)	(67,322)
Obligation to issue common stock - related party	—	—	—	—	916	—	—	916
Issuance of warrants to extinguish debt	—	—	—	—	—	1,292	—	1,292
Common stock issued for services - related party	—	—	330	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	577	—	577
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(36)	—	(36)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(615)	—	(615)
Net income	—	—	—	—	—	—	14,253	14,253
Balance - December 31, 2021	—	—	15,213,145	2	4,390	32,039	(87,366)	(50,935)
Issuance of common stock - related party	—	—	1,174,800	—	(916)	916	—	—
Conversion of convertible notes into warrants	—	—	—	—	—	9,708	—	9,708
Reclassification of warrants from liability classified to equity classified	—	—	—	—	—	1,258	—	1,258
Issuance of Series D Non-Redeemable Preferred stock	1	—	—	—	—	750	—	750
Exercise of warrants into common stock	—	—	417,216,922	41	—	20,691	—	20,732
Issuance of equity classified warrants	—	—	—	—	—	3,074	—	3,074
Restructuring gain from related parties	—	—	—	—	—	8,954	—	8,954
Reclassification of redeemable common stock	—	—	—	—	—	1,200	—	1,200
Stock-based compensation expense	—	—	—	—	—	130	—	130
Series A Redeemable Preferred stock dividend	—	—	—	—	—	(18)	—	(18)
Series B Redeemable Preferred stock dividend	—	—	—	—	—	(305)	—	(305)
Conversion of Series A Redeemable Preferred stock into common stock	—	—	150,597	—	—	452	—	452
Conversion of Series B Redeemable Preferred stock into common stock	—	—	2,515,041	—	—	7,545	—	7,545
Net loss	—	—	—	—	—	—	(18,226)	(18,226)
Balance - December 31, 2022	1	$—	436,270,505	$43	$3,474	$86,394	$(105,592)	$(15,681)

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$(18,226)	$14,253
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	16,176	15,234
Non-cash lease expense	3,766	3,964
Loss on sale of assets	54	154
Amortization of debt discount and debt issuance costs	10,246	1,103
Deferred income taxes	111	80
Stock-based compensation expense	130	577
Non-cash interest expense	15,422	5,996
Bad debt expense	638	79
Change in fair value of embedded derivative liability	39	(765)
Change in fair value of warrant liabilities	(25,207)	2,520
Restructuring gain (loss) on Recapitalization Transaction	(212)	—
(Gain) loss on extinguishment of debt	5,318	(10,953)
Changes in assets and liabilities
Accounts receivable - trade	10,354	(9,741)
Alternative fuels tax credit receivable	24	766
Due from related party	(5)	30
Other assets	(2,321)	(2,664)
Accounts payable	(2,009)	4,545
Accrued expenses and other current liabilities	(1,052)	1,705
Accrued interest - related party	1,494	494
Operating lease liabilities	(4,187)	(3,829)
Net cash provided by operating activities	10,553	23,548
Cash flows from investing activities
Purchases of equipment	(136)	(7,430)
Proceeds from sale of assets	43	315
Net cash used in investing activities	(93)	(7,115)
Cash flows from financing activities
Proceeds from sale of common stock, preferred stock and warrants	13,756	—
Proceeds from issuance of debt	—	6,469
Payments of principal on debt	(5,161)	(5,496)
Proceeds from issuance of debt - related party	9,625	—
Payments of principal on debt - related party	(272)	(18,594)
Debt extinguishment costs	(225)	(777)
Advances from factoring arrangements	247,542	214,343
Payments on factoring arrangements	(258,820)	(225,798)
Debt issuance costs	—	—
Payments on finance lease liabilities	(8,801)	(5,895)
Net cash used in financing activities	(2,356)	(35,748)
Net increase (decrease) in cash and restricted cash	8,104	(19,315)
Cash and restricted cash - beginning of year	7,329	26,644
Cash and restricted cash - end of year	$15,433	7,329

Supplemental disclosures of cash flow information:
Income tax paid	$2,066	$1,122
Interest paid	$3,909	$689

Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$12,463	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$3,556	$—
Restructuring gain from Recapitalization Transactions in additional paid-in capital	$8,954	$—
Fair value of warrants and common stock issued in connection with financing arrangements	$12,782	$2,208

See notes to consolidated financial statements.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

EVO Transportation & Energy Services, Inc. (“EVO” and, together with its direct and indirect subsidiaries, the “Company”) is a truckload carrier serving the USPS and other customers. We believe EVO is one of the largest surface transportation companies serving the USPS, with a diversified fleet of tractors, straight trucks and other vehicles that currently operate on either diesel fuel, gasoline or CNG. EVO also operates a brokerage unit that supports the truckload business and services other corporate customers. In select cases, EVO may subcontract the transportation of certain loads to third-party carriers. We operate from our headquarters in Phoenix, Arizona and from numerous terminals throughout the United States.

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

Securities Purchase Agreement

On September 8, 2022, EVO, EVO Holding Company, LLC (“EVO Holding”), a subsidiary of EVO, and Antara Capital Master Fund LP (“Antara Capital”) entered into a Securities Purchase Agreement (the “SPA”) and consummated certain transactions involving the recapitalization of the Company (collectively the “Recapitalization Transactions”). This included the following:

•
EVO adopted an amendment to the certificate of incorporation to effect the increase in the number of authorized shares of its common stock, par value $0.0001, from 100 million to 600 million (the “Charter Amendment”). See Note 6, Temporary Equity, Stockholders' Deficit and Warrants, for more information.
•
Antara Capital agreed to pay EVO $13.5 million to purchase 22,353,696 immediately exercisable warrants to purchase 22,353,696 shares of common stock of EVO at an exercise price of $0.0001 per share, 319,213,143 warrants to purchase 319,213,143 shares of common stock of EVO at an exercise price of $0.0001 per share that was exercisable following the adoption of the Charter Amendment, and 1 convertible preferred membership interest in EVO Holding. The Company recorded a $7.7 million loss to interest expense for the three and nine months ended September 30, 2022 in connection with the issuance of the warrants. Upon exercise of the warrants, which occurred in November 2022, Antara Capital owned approximately 69% of the Company on a fully diluted basis. The preferred interest is convertible into 99% of the common membership interests of EVO Holding, if the Company fails to meet certain financial conditions, at Antara Capital’s election during the Conversion Period, defined below under the heading “Amended and Restated Limited Liability Company Operating Agreement.” EVO Holding maintains the Company’s ownership interests in John W. Ritter Trucking, Inc. and its related companies (the "Ritter Companies"), which provide a material portion of our Trucking revenue. During the years ended December 31, 2022 and 2021, Ritter provided approximately 18% and 20% of our Trucking revenue, respectively. See Note 6, Stockholders’ Deficit and Warrants, for more information regarding the issued warrants.
•
In connection with the SPA, EVO entered into exchange agreements (the “Exchange Agreements”) with certain creditors, defined in Note 3, Related Party Transactions. Pursuant to the Exchange Agreements, the creditors agreed to exchange promissory notes in the aggregate amount of principal and accrued interest of approximately $18.3 million for 71,324,670 warrants to purchase common stock and new promissory notes in the aggregate principal amount of approximately $3.7 million (the “Takeback Notes”). See Note 3, Related Party Transactions, Note 5, Debt, and Note 6, Stockholders’ Deficit and Warrants, for more information.
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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Amended and Restated Limited Liability Company Operating Agreement

In connection with the SPA, EVO, Antara Capital, and EVO Holding entered into an Amended and Restated Limited Liability Company Operating Agreement (the “A&R LLC Agreement”) for EVO Holding. Pursuant to the A&R LLC Agreement and the SPA, EVO Holding issued one convertible preferred membership interest in EVO Holding (the “Preferred Interest”) to Antara Capital. The Preferred Interest is convertible at Antara Capital’s election during the Conversion Period into 99% of the common membership interests of EVO Holding. The Conversion Period is defined as each date of determination on which (i) Consolidated EBITDA for EVO and its subsidiaries for the most recently completed fiscal quarter that is the first, second or third fiscal quarter is less than $6.0 million, with such determination initially being made with respect to the second fiscal quarter of 2023, (ii) Consolidated EBITDA for EVO and its subsidiaries for the most recent fourth fiscal quarter that is one of the two most recently completed fiscal quarters is less than $9.0 million, (iii) EVO or any of its subsidiaries fails to pay any principal or interest due in respect of any debt with an outstanding aggregate principal amount in excess of $1.0 million when due, subject to certain cure rights, (iv) any debt of EVO or any of its subsidiaries with an outstanding aggregate principal amount in excess of $1.0 million becomes due prior to its stated maturity, (v) EVO has failed to deliver unaudited quarterly financial statements with certain prescribed time periods, or (vi) EVO has failed to deliver audited annual financial statements within certain prescribed time periods.

Going Concern

As of December 31, 2022, the Company had a cash balance of $14.4 million, a working capital deficit of $67.2 million, stockholders’ deficit of $15.7 million, and material debt and lease obligations of $105.6 million, which included term loan borrowings under a financing agreement with Antara Capital. During the year ended December 31, 2022, the Company reported cash provided by operating activities of $10.6 million and net loss of $18.2 million that included a $5.3 million loss on extinguishment of debt.

The following significant transactions and events affecting the Company’s liquidity occurred during the year ended December 31, 2022:

•
On March 11, 2022, EVO and certain subsidiary guarantors of the Company entered into a Senior Secured Loan and Executive Loan Agreement (the "Bridge Loan Agreement") with Antara Capital and Thomas J. Abood, EVO's former chief executive officer, Damon R. Cuzick, EVO's former chief operating officer, Bridgewest Growth Fund LLC, an entity affiliated with Billy (Trey) Peck Jr., EVO's executive vice president - business development, and Batuta Capital Advisors LLC ("Batuta" and together with Mr. Abood, Mr. Cuzick and Bridgewest Growth Fund LLC, the "Executive Lenders"), an entity affiliated with Alexandre Zyngier, a member of EVO's board of directors (the “Board”). Pursuant to the Bridge Loan Agreement, EVO obtained a bridge loan in the amount of $9.0 million (the "Bridge Loan") from Antara Capital and also borrowed $0.8 million (the "Executive Loans") from the Executive Lenders. Refer to Note 5, Debt, for further discussion. Pursuant to the Bridge Loan Agreement, on March 11, 2022, Antara Capital appointed Michael Bayles as a member of EVO's Board, effective immediately. Mr. Bayles was appointed to fill a newly-created vacancy on the Board.
•
On March 11, 2022, and pursuant to the Bridge Loan Agreement, EVO filed a Series C Certificate of Designations of Series C Non-Participating Preferred Stock with the Secretary of State of the State of Delaware, which authorized EVO to issue up to one share of Series C Preferred Stock, and issued to Antara Capital one share of Series C Preferred Stock. Refer to Note 6, Temporary Equity, Stockholders' Deficit and Warrants for further discussion.
•
On March 11, 2022, EVO entered into amendments to certain secured convertible promissory notes in the aggregate principal amount of $9.5 million to permit immediate conversion of those notes, and the holders converted those notes into warrants to purchase 7,533,750 shares of EVO's common stock at an exercise price of $0.01 per share.
•
On May 31, 2022, EVO, Antara Capital and the Executive Lenders entered into a Loan Extension Agreement that extended the Bridge Loan maturity date from May 31, 2022 to June 30, 2022 and the Executive Loans maturity date from June 3, 2022 to July 7, 2022.
•
On June 30, 2022, EVO, Antara Capital and the Executive Lenders entered into a Second Extension Agreement that extended the Bridge Loan maturity date from June 30, 2022 to July 8, 2022 and the Executive Loans maturity date from July 7, 2022 to July 15, 2022.
•
On July 8, 2022, EVO, Antara Capital and the Executive Lenders entered into a Third Extension Agreement that extended the Bridge Loan maturity date from July 8, 2022 to July 15, 2022 and the Executive Loans maturity date from July 15, 2022 to July 22, 2022. In addition, the Third Extension Agreement stipulated that on or before July 13, 2022, the Board of Directors of EVO shall have duly approved and filed with the Secretary of State of the State

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

of Delaware a Certificate of Designations to evidence the issuance of a new series of Series D Participating Preferred Stock, $0.0001 par value (the “Series D Preferred”) that will, upon issuance, entitle Antara Capital (in its capacity as sole holder of the Series D Preferred) to vote such number of votes per share that will allow Antara Capital to exercise 51% of the voting capital stock of EVO.
•
On July 13, 2022, and pursuant to the Third Extension Agreement dated July 8, 2022, EVO filed a Certificate of Designations of Series D Non-Participating Preferred Stock with the Secretary of State of the State of Delaware, which authorized EVO to issue up to one share of Series D Non-Participating Preferred Stock. Refer to Note 6, Stockholders' Deficit and Warrants for further discussion.

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

•
On July 15, 2022, EVO, Antara Capital and the Executive Lenders entered into a Fourth Extension Agreement that extended the Bridge Loan maturity date from July 15, 2022 to August 15, 2022 and the Executive Loans maturity date from July 22, 2022 to August 22, 2022.
•
On August 12, 2022, EVO, Antara Capital and the Executive Lenders entered into a Fifth Extension Agreement that extended the Bridge Loan maturity date from August 15, 2022 to September 15, 2022 and the Executive Loans maturity date from August 22, 2022 to September 22, 2022.
•
On September 8, 2022, EVO, Antara Capital and the Executive Lenders, in contemplation of the SPA discussed above, entered into a Sixth Extension Agreement that extended the Bridge Loan maturity date from September 15, 2022 to December 29, 2023 and the Executive Loans maturity date from September 22, 2022 to January 5, 2024.
•
On September 8, 2022, EVO and Antara Capital entered into the SPA and consummated the Recapitalization Transactions. For more information regarding the SPA and the Recapitalization Transactions, refer to the heading “Securities Purchase Agreement” above.
•
On December 23, 2022, Antara Capital, the Executive Lenders, CEOF and Hudson Park amended and restated the Bridge Loan to reflect the assigned portions of the Bridge Loan to CEOF and Hudson Park. No changes were made to the Bridge Loan in connection with the assignment to CEOF and Hudson Park and no payments were made to the holders of the debt. This event is a transaction among debt holders.

In evaluating the Company’s ability to continue as a going concern and its potential need to seek additional financing from outside sources, management also considered the following conditions:

•
The counterparty to the Company’s accounts receivable factoring arrangement is not obligated to purchase the Company’s accounts receivable or make advances to the Company under such arrangement;
•
As of December 31, 2022, the Company is not in compliance with certain covenants in its debt agreements (Refer to Note 5, Debt, for further discussion); and
•
There can be no assurance that the Company will be able to obtain additional financing in the future via the incurrence of additional indebtedness or via the sale of EVO’s common stock or preferred stock.

As a result of the circumstances described above, the Company may not have sufficient liquidity to make the required payments on its debt, factoring or leasing obligations; to satisfy future operating expenses; to make capital expenditures; or to provide for other cash needs.

Management’s plans to mitigate the Company’s current conditions include:

•
Cost reduction efforts;
•
Improvements to operations to improve driver productivity;
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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

•
Acquiring new profitable contracts and negotiating revised pricing for existing contracts; and
•
Profitably expanding trucking revenue.

Notwithstanding management’s plans, there can be no assurance that the Company will be successful in its efforts to address its current liquidity and capital resource constraints. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next 12 months from the issuance of these consolidated financial statements within EVO’s Form 10-K. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result if the Company is unable to continue as a going concern.

Refer to Notes 4, 5, and 9 to the consolidated financial statements for further information regarding our factoring, debt, and lease obligations, including the future maturities of such obligations. Refer to Note 13, Subsequent Events, for further information regarding changes in the Company’s debt obligations and liquidity subsequent to December 31, 2022.

Consolidation

The accompanying consolidated financial statements include the accounts of EVO and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Pushdown Accounting

As described in Note 5, Debt, on July 13, 2022, Antara Capital was issued one share of Series D Non-Participating Preferred Stock of EVO. With the issuance of Series D Non-Participating Preferred Stock, Antara Capital obtained voting control on shareholder matters resulting in a change of control of the Company. Antara Capital elected to not apply pushdown accounting.

Reclassifications

Certain reclassifications have been made to prior period's financial information to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts where accounts may exceed federally insured limits at times. There were no cash equivalents as of December 31, 2022 and 2021.

Restricted Cash

We had restricted cash of $1.0 million as of December 31, 2022 and 2021 which represents cash required to be set aside by a standby letters of credit related to workers’ compensation and general liabilities accrued in our condensed consolidated financials. Restricted cash is included in deposits and other long-term assets on our condensed consolidated balance sheet. See Note 10, Commitments and Contingencies, for further details around the letters of credit.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of the accounts receivable. It is reasonably

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

As of December 31, 2022 and 2021, the USPS accounted for 51% and 47% of the consolidated trade accounts receivable balance, respectively. During the years ended December 31, 2022 and 2021, the USPS generated revenue represented 90% and 89%, respectively, of total trucking revenue and 90% and 89%, respectively, of the Company’s consolidated total revenue. The USPS is operated by the United States Federal government; therefore, the Company does not believe there is significant credit or collections risk related to the accounts receivable balance due from the USPS. If the Company were to lose its relationship, or is unable to renew existing contracts, with the USPS, it would have a material adverse effect on the Company’s financial condition and results of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense as incurred. Gains and losses on disposals of equipment are included in operations as they are a normal, recurring component of our operations. Depreciation is provided utilizing the straight-line method over the following estimated useful lives.

Years
Tractors	4 - 10
Trailers	4 - 14
Equipment	5 - 10
Leasehold improvements	5 - 10

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. All of the Company’s goodwill is recorded in the Trucking reporting unit, which has a negative carrying value as of December 31, 2022 and 2021.

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

The Company performed its annual goodwill impairment tests for 2022 and 2021 by completing quantitative impairment analyses of the Trucking reporting unit goodwill, and management concluded the goodwill was not impaired.

Intangible Assets

The Company's intangible assets consist of customer relationships, trade names and non-competition agreements. The Company carries these intangible assets at cost, less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets. Management reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. There were no indefinite-lived intangible assets at December 31, 2022 and 2021.

Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. There was no impairment of long-lived assets during the years ended December 31, 2022 and 2021.

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

Fair Valuation of Common Stock, Preferred Stock, Warrants and Stock Options

Our executive officers, directors and principal stockholders beneficially own a substantial majority of EVO’s outstanding common stock. EVO’s common stock does not have an observable quoted market price on the OTC Expert Market because the stock is thinly traded and is not eligible for proprietary broker-dealer quotations. As a result, we must utilize an alternative method to estimate the fair value of our common stock, including when EVO issues other equity instruments for which the common stock is the underlying security. We first use primarily the income, or discounted cash flows, approach to determine the estimated fair value of our total equity. The assumptions about future cash flows and growth rates are based on the Company's long-term forecast and are subject to review and approval by senior management. The discount rate utilized is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. We then use the option-pricing equity allocation method to allocate the estimated total equity value to our common stock and preferred stock. The inputs and assumptions used in the option-pricing model include: (1) the discount rate; (2) the estimated time to liquidity; (3) EVO's expected stock price volatility; (4) the estimated discount for the lack of marketability; and (5) the risk-free interest rate. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. The estimated fair value of EVO’s common stock is a key assumption in the fair valuation of the preferred stock, warrants and stock options EVO issues.

Stock-Based Compensation

The Company accounts for stock-based compensation awards based on the fair value of the award as of the grant date, which is calculated using the Black-Scholes option pricing model. The Company recognizes stock-based compensation expense on a straight-line basis over the awards’ vesting period and accounts for forfeitures as they occur.

Some of EVO’s currently outstanding awards provide for the acceleration of vesting of all shares underlying the award upon the occurrence of the Company completing an aggregate of at least $30 million of any combination of debt and/or equity financing transactions after the date of grant. Since such financing transactions are outside the Company’s control, the Company does not deem the performance condition to be probable of achievement until the cumulative financing transactions have been completed. Once the cumulative financing transactions have been completed and the vesting of the awards is accelerated, the Company accelerates its recognition of stock-based compensation expense and records any previously unrecognized compensation cost associated with the affected awards on such date.

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

The following table presents the computation of basic and diluted earnings (loss) per share (amounts in thousands, except share data):

	For the Years Ended December 31,
	2022	2021
Numerator:
Net income (loss)	$(18,226)	$14,253
Accrued and undeclared preferred stock dividends in arrears	(323)	(651)
Inducement to convert preferred stock into common stock	(153)	—
Net income (loss) available to common stockholders - numerator for basic EPS	(18,702)	13,602
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	—	285
Series A Redeemable Convertible Preferred stock	—	36
Series B Redeemable Convertible Preferred stock	—	615
Subtotal	—	936
Adjusted net income (loss) available to common stockholders - numerator for diluted EPS	$(18,702)	$14,538

Denominator:
Denominator for basic EPS - weighted average common shares outstanding	171,700,395	30,507,308
Effect of dilutive securities:
$4.0 million Secured Convertible Promissory Notes	—	527,736
Series A Redeemable Convertible Preferred stock	—	132,647
Series B Redeemable Convertible Preferred stock	—	2,208,384
Subtotal	—	2,868,767
Denominator for diluted EPS - adjusted weighted average common shares outstanding	171,700,395	33,376,075
Basic EPS	$(0.11)	$0.45
Diluted EPS	$(0.11)	$0.44

The following table presents the potentially dilutive shares that were excluded from the computation of diluted earnings (loss) per share of common stock attributable to common stockholders, because either their effect was anti-dilutive or they are contingently issuable shares that were not issuable assuming the end of the reporting period was the end of the contingency period:

	For the Years Ended December 31,
	2022	2021
Stock options	9,627,942	10,920,249
Warrants	72,011,885	12,606,255
Common stock to be issued upon conversion of Four convertible promissory notes with an aggregate principal amount of $9.5 million	—	7,516,250
Common stock and warrant to be issued for purchase of fixed assets	2,348,000	2,348,000
Total	83,987,827	33,390,754

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Revenue Recognition

USPS – USPS trucking operations generates revenue from transportation services under multi-year contracts with the USPS.

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
•
Revenue Recognition – Revenues are recognized over time as satisfaction of the promised contractual delivery agreements are completed, in an amount that reflects the fixed price or the rate per mile set in the contract. Generally, the Company does not have material revenue in transit at period end.

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
•
Transaction Price – Depending on the contract, the total transaction price may consist of mileage revenue, fuel adjustments, and accessorial fees. There is no significant financing component in the transaction price, as the customers generally pay within the contractual payment terms of 30 to 120 days.
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

In accordance with Accounting Standards Codification ("ASC") 606-10-50, the Company disaggregates Trucking revenue from contracts with its customers between USPS revenue and Freight revenue as follows:

	December 31,
($ in thousands)	2022	2021
USPS revenue	$278,262	$235,926
Freight revenue	26,213	26,578
Other revenue	5,001	6,409
Total Trucking revenue	$309,476	$268,913

United States Postal Service Settlement

On January 19, 2021, the Company and the USPS entered into a settlement agreement whereby the USPS agreed to pay approximately $7.1 million to one of EVO’s subsidiaries as additional compensation for transportation services provided to the

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of December 31, 2022 and 2021, respectively. Interest and penalties associated with tax positions are recorded within income tax expense. Tax years that remain subject to examination include 2019 through the current year for federal and generally 2018 through the current year for state purposes.

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

Accounting Pronouncements to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new guidance changes the accounting for estimated credit losses pertaining to certain types of financial instruments including, but not limited to, trade and lease receivables. This pronouncement will be effective for fiscal years beginning after December 15, 2022. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018. The Company does not believe this standard will have a material impact on its consolidated financial statements.

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

Note 2 - Balance Sheet Disclosures

Accounts receivable are summarized as follows:

	December 31,
($ in thousands)	2022	2021
Accounts receivable – trade	$13,595	$22,794
Allowance for doubtful accounts	(1,891)	(97)
	$11,704	$22,697

Property and equipment consist of the following:

	December 31,
($ in thousands)	2022	2021
Tractors, trailers and other vehicles	$46,332	$46,483
Equipment	2,170	2,204
Land	976	976
Leasehold improvements	181	181
Computer equipment	115	115
Office equipment	108	108
	49,882	50,067
Less accumulated depreciation	(29,575)	(22,105)
	$20,307	$27,962

Depreciation expense for the years ended December 31, 2022 and 2021, was $7.7 million and $8.2 million, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Intangible assets consist of the following:

	December 31, 2022			December 31, 2021
($ in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$4,604	$(2,616)	$1,988	$4,604	$(2,063)	$2,541
Trade names	2,416	(1,163)	1,253	2,416	(917)	1,499
Non-competition agreements	325	(249)	76	325	(185)	140
	$7,345	$(4,028)	$3,317	$7,345	$(3,165)	$4,180

Amortization expense for the years ended December 31, 2022 and 2021 was $0.9 million and $0.9 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 7.8 years as of December 31, 2022, of which the weighted-average remaining useful life for the customer relationships was 8.0 years, for the trade names was 7.8 years and for the non-competition agreements was 1.4 years.

Future amortization expense will be approximately as follows:

Year Ending December 31,
($ in thousands)
2023	$768
2024	545
2025	321
2026	321
2027	297
Thereafter	1,065
$3,317

Goodwill consists of the following:

	December 31,
($ in thousands)	2022	2021
Beginning balance	$23,837	$23,837
Acquisitions	—	—
Impairment	—	—
	$23,837	$23,837

All of the Company's goodwill is included in its Trucking reporting unit.

Accrued expenses and other current liabilities consist of the following:

	December 31,
($ in thousands)	2022	2021
Purchased transportation	$5,929	$9,300
Compensation, related taxes and benefits	4,769	6,811
Insurance	3,874	—
Other	3,519	3,633
	$18,091	$19,744

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Note 3 - Related Party Transactions

Accounts Payable - Related Party

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by an individual who served as one of the Company’s officers until October 2020. Under the agreement, the Company paid a monthly fee for this technology based on the number of devices installed across the Company’s fleet. The agreement was terminated in September 2022. During the years ended December 31, 2022 and 2021, the Company recognized expense of approximately $0 million and $0.6 million, respectively, related to this software technology, and $0 million and $0.1 was owed as of December 31, 2022 and 2021, respectively.

Sheehy Settlement Agreement

On September 27, 2022, EVO, Sheehy Mail Contractors, Inc. ("Sheehy"), Sheehy Enterprises, Inc. (“SEI”), North American Dispatch Systems, LLC (“NADS”), John Sheehy (“J. Sheehy”), Robert Sheehy (“R. Sheehy” and, together with SEI, NADS, and J. Sheehy, the “Sheehy Parties”) entered into a Settlement Agreement (the “Sheehy Settlement Agreement”) which consummated the following: (i) terminated the services agreement with NADS with the receipt of $0.1 million over multiple installments through August 31, 2023; (ii) Sheehy agreed to pledge $0.8 million in cash collateral held in the SEI captive insurance member account, under the CSPA, on or before March 1, 2024; (iii) modified an equipment lease between Sheehy and SEI; and (iv) SEI waived and agreed to not exercise the $1.2 million put right with the receipt of $0.1 million over multiple installments through December 31, 2023. Accordingly, EVO is no longer obligated to redeem the common stock held by SEI. As of December 31, 2022 and December 31, 2021, redeemable common stock was $0 and $1.2 million, respectively.

Off Balance Sheet Arrangements - Collateral Security Pledge Agreement

On January 2, 2019 EVO acquired all of the outstanding equity interests in Sheehy. Sheehy is engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities. On January 31, 2019, the Company entered into a letter agreement with SEI, to satisfy the Sheehy captive insurance security deposit requirement for 2019 (see Note 10, Commitments and Contingencies – Off Balance Sheet Arrangements – Captive Insurance). The letter agreement references a Collateral Security Pledge Agreement among SEI, Sheehy and the insurance captive (“CSPA”). In connection with the Sheehy Settlement Agreement, Sheehy pledged $0.8 million in cash collateral held in the SEI captive insurance member account, under the CSPA, on or before March 1, 2024, and SEI agreed to continue its collateral pledge until that time.

Creditor Exchange Agreements

As noted in Note 5, Debt, Danny Cuzick, John and Ursula Lampsa and Billy (Trey) Peck Jr. exchanged historical promissory notes issued by EVO and its subsidiaries for (i) warrants to purchase shares of common stock of EVO; (ii) a $75,000 payment and (iii) the Takeback Notes resulting in a restructuring gain of approximately $9.0 million recorded within additional paid-in-capital as of December 31, 2022.

Amendments to Leases

In connection with the Recapitalization Transactions, Ursa Major Corporation, a wholly-owned subsidiary of EVO (“Ursa”), entered into two separate lease amendments with Ursa Oak Creek LLC and Ursa Group LLC. The amendments provided that the monthly “offset payments” under Ursa’s leases will continue until the earliest of (i) September 8, 2027, (ii) the date that the Takeback Note issued to John and Ursula Lampsa is satisfied in full, and (iii) the date the lease is terminated other than for Ursa’s breach. See Note 5, Debt, for further information regarding the Takeback Notes.

Purchase of Fixed Assets

On October 15, 2019, EVO entered into an agreement with an existing stockholder to purchase used CNG tractors in exchange for 1,174,800 shares of EVO’s common stock and a warrant to purchase 1,174,800 shares of EVO’s common stock at an exercise price of $2.50 per share. Although the transaction was not consummated, the Company recorded $3.5 million related to the tractors within property and equipment, net on its consolidated balance sheets included in this annual report, with an associated $3.5 million related to EVO’s obligation to issue the common stock and the warrant to purchase common stock within common stock issuable. In October 2023, EVO, the stockholder and his affiliated company entered into a settlement agreement to mutually rescind the transaction.

For information regarding additional related party transactions, see Note 5, Debt and Note 6, Stockholders’ Deficit and Warrants.

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

	December 31,
($ in thousands)	2022	2021
Purchased accounts receivable	$525	$7,390
Overadvances	5,164	6,885
Total	$5,689	$14,275

The Factor may require, at its discretion at any time, the Company to repay unearned future contract advances or purchased accounts receivable that have not been paid by the customer. Financing costs are primarily comprised of an interest rate of Prime (subject to a 4% floor) plus 2.0% (resulting in a rate of 9.5% and 6.0% as of December 31, 2022 and 2021, respectively). There is also a factor fee of 0.25% of the face amount of the invoice factored and an associated penalty increase for purchased accounts that remain unpaid for 31 days. Total interest and financing fees for factored receivables for the years ended December 31, 2022 and 2021 were $1.5 million and $1.3 million, respectively. The fees are included in interest expense in the consolidated statements of operations.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Note 5 - Debt

Antara Financing Agreement

On September 16, 2019, EVO entered into a $24.5 million financing agreement (the “Financing Agreement”) among EVO, each subsidiary of EVO, various lenders from time to time party thereto and Cortland Capital Market Services LLC, as administrative agent and collateral agent. Pursuant to the Financing Agreement, the Company initially borrowed $22.4 million and borrowed the remaining $2.1 million during October 2019 (the “Term Loan”). All of EVO’s subsidiaries were originally guarantors under the Financing Agreement. The Term Loan is secured by all assets of EVO and its subsidiaries, including pledges of all equity in EVO’s subsidiaries and is not subject to registration rights. The Financing Agreement contains covenants, subject to specific exceptions, that limit (i) the making of investments, (ii) the incurrence of additional indebtedness, (iii) the incurrence of liens, (iv) payments and asset transfers with restricted junior loan parties or subsidiaries, including dividends, (v) transactions with stockholders and affiliates and (vi) asset dispositions and acquisitions, among others. The Term Loan bears interest at 12% per annum and had an original maturity date of September 16, 2022. Until December 31, 2019, interest on the Term Loan was paid in kind and capitalized as additional principal, and the Company had the option to pay interest on the capitalized interest in cash or in kind. After December 31, 2019, monthly interest payments were due in cash, and all outstanding principal and interest will be due on the maturity date. The Term Loan may be prepaid at any time, subject to payment of a prepayment premium of (1) 7% for each early payment made or coming due on or prior to September 16, 2020, (2) after September 16, 2020, 5% for each early payment made or coming due on or prior to September 16, 2021, and (3) thereafter, no premium shall be due. Proceeds were used (i) to effect the Ritter acquisition, (ii) to refinance and retire existing indebtedness, and (iii) for general working capital needs.

Concurrently, and in connection with the Financing Agreement, EVO issued two warrants (the “$0.01 Warrant” and the “$2.50 Warrant” and collectively, the “Antara Warrants”) to Antara Capital to purchase an aggregate of 4,375,000 shares of EVO's common stock (the “Antara Warrant Shares”). The $0.01 Warrant grants Antara Capital the right to purchase up to 3,350,000 Antara Warrant Shares at an exercise price of $0.01 per share and is exercisable for five years from the date of issuance. The $2.50 Warrant grants Antara Capital the right to purchase up to 1,025,000 Antara Warrant Shares at an exercise price of $2.50 per share, subject to adjustment for certain distributions, stock splits and issuances of common stock, and is exercisable for ten years from the date of issuance. If the fair market value of the Antara Warrant Shares is greater than the related exercise price at the end of the exercise period (the Antara Warrant Shares are “in the money”), then any outstanding Antara Warrants that are in the money will be automatically deemed to be exercised immediately prior to the end of the exercise period. Pursuant to the Antara Warrants, EVO granted Antara Capital preemptive rights to purchase its pro rata share, determined based on the number of shares held by Antara Capital or into which Antara Capital’s Antara Warrants are exercisable, of capital stock issued by EVO after the issuance date of the Antara Warrants, subject to certain excepted issuances.

EVO issued a warrant for 1,500,000 shares of EVO's common stock to Antara at an exercise price of $0.01 per share (the “Side Letter Warrant”) subject to the Company's potential acquisition of LoadTrek, a GPS system designed for the trucking industry, owned by a related party. Had the Company successfully completed an acquisition of certain assets of LoadTrek or met financial performance metrics set forth in the warrant agreement, all or a portion of the shares underlying the Side Letter Warrant were subject to cancellation. The Company did not acquire the LoadTrek assets nor did it meet the financial performance metrics and the Side Letter Warrant was subsequently amended to remove the cancellation provision and, therefore, none of the shares underlying the warrant were cancelled.

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

Notes to Consolidated Financial Statements

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

Waiver and Agreement to Issue Warrant

Effective March 31, 2020, the Company entered into a Waiver and Agreement to Issue Warrant (the “Waiver Agreement”) with Antara Capital and the collateral agent, which modified a certain affirmative covenant and waived another affirmative

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

covenant in the Financing Agreement and, in exchange, EVO agreed to issue to Antara Capital a warrant to purchase up to 3,250,000 shares of EVO’s common stock at an exercise price of $2.50 per share as an incentive. The Company accounted for this issuance to Antara Capital as an extinguishment of the existing debt and the execution of a new debt instrument.

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
•
EVO was required to issue to each of the lenders ratably warrants authorizing each such lender to, on or after January 1, 2021, purchase its ratable share of up to 500,000 shares of EVO's common stock at the price of $0.01 per share with a 10 year expiration. If EVO or any of its subsidiaries had not repaid or partially repaid the obligations with the net proceeds (in the amount of at least $25.0 million) of a financing under the “Main Street Lending Program” on or before December 31, 2020, then EVO was required to issue an additional 1,000,000 warrants to the lenders. The Company had not repaid the $25.0 million by December 31, 2020. Therefore, EVO was required to issue warrants to purchase an aggregate of 1,500,000 shares of EVO’s common stock to the lenders.
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

The Paycheck Protection Program loan (the “PPP Loan”) was forgiven by the Small Business Adminstration (the “SBA”) in July 2021, which resulted in a $10.1 million gain on extinguishment of debt in July 2021.

Second Omnibus Amendment to Loan Documents

On December 14, 2020, the Company entered into a second omnibus amendment to loan documents (the “Second Omnibus Amendment”) to, among other things, authorize EVO Holding, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, and Ritter Transportation Systems, Inc., each of which is a subsidiary owned directly or indirectly by the Company, to obtain a Main Street Loan in the amount of up to $17.0 million under the Main Street Priority Loan Program authorized by Section 13(3) of the Federal Reserve Act. Pursuant to the Second Omnibus Amendment, the forbearance period was terminated and the collateral agent and other lenders agreed to waive all existing defaults or events of default under the Financing Agreement that occurred and were continuing as of the date of the Second Omnibus Amendment. The Second Omnibus Amendment also removed or revised certain covenants contained in the Financing Agreement and prior amendments to the Financing Agreement, including the EBITDA-based financial covenant included in the Financing Agreement, and extended the maturity date of the term loans under the Financing Agreement to the earlier of (1) March 15, 2026 or (2) the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan. Under the Second Omnibus Amendment, interest on the term loans under the Financing Agreement is payable in kind at the rate of 14.5% per annum for the first eight full or partial calendar quarters following the effective date of the Second Omnibus Amendment and is payable in cash, subject to satisfaction of certain unrestricted cash availability requirements, at the rate of 12.0% per

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

annum commencing with the ninth calendar quarter following the effective date. As a result of the Main Street Loan, the Second Omnibus Amendment, and related agreements, payment of the principal balance of the EVO Term Loans is subject and subordinate to the prior payment in full of all obligations under the Main Street Loan. The Company accounted for the Second Omnibus Amendment as a modification of the Financing Agreement. As of the date of this filing, interest is still being paid in kind at 14.5%.

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

The Main Street Loan has a five-year term and bears interest at a rate equal to the sum of (i) 3% percent per year plus (ii) the rates per year quoted by Bank as Bank’s three-month LIBOR rate based upon quotes of the London Interbank Offered Rate, as quoted for U.S. Dollars by Bloomberg, or other comparable services selected by the Bank (the “LIBOR Index”). Such interest rate will change once every third month on the fifth day of the month and will be the LIBOR Index on the day which is two banking days prior to the date the change becomes effective.

Accrued but unpaid interest on the Main Street Loan for loan year one (i.e., the period of December 14, 2020 to December 14, 2021) will be added to the principal amount of the Main Street Loan on December 14, 2021. Following the end of loan year one, interest on the Main Street Loan will be payable quarterly on the 14th day of the last month of each calendar quarter (i.e., March 14, June 14, September 14 and December 14 of each year), with the first interest payment due on March 14, 2022. In addition, on December 14, 2023 and December 14, 2024, the Borrowers must make an annual payment of principal plus accrued but unpaid interest with the principal in an amount equal to 15% of the Main Street Loan amount plus capitalized interest. The entire outstanding principal balance of the Main Street Loan, together with all accrued and unpaid interest, is due and payable in full on December 14, 2025. The Borrowers may prepay the Main Street Loan at any time without incurring any prepayment penalties.

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

In connection with the Main Street Loan, EVO contributed 100% of the issued and outstanding equity of Environmental Alternative Fuels, LLC (“EAF”) to EVO Holding with the consent of Danny Cuzick as the holder of certain previously disclosed promissory notes that are secured in part by the assets of EAF. In consideration of Danny Cuzick’s consent to the contribution, the Company agreed to (a) indemnify Danny Cuzick for up to $0.5 million in connection with Danny Cuzick’s guaranty of certain obligations of EVO and its subsidiaries to Mercedes-Benz Financial Services USA LLC and (b) issue to Danny Cuzick a warrant (the “Cuzick Warrant”) to purchase up to 1,000,000 shares of EVO's common stock at the cost of $0.01 per share. Danny Cuzick is a former member of EVO’s Board. The Company capitalized the estimated fair value of the Cuzick Warrant on its balance sheet as a discount on the Main Street Loan, which is amortized using the effective interest method into interest expense over the term of the Main Street Loan.

Bridge Loan and Executive Loans

On March 11, 2022, EVO and certain subsidiary guarantors of the Company entered into the Bridge Loan Agreement with Antara Capital and the Executive Lenders.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Pursuant to the Bridge Loan Agreement, the Company borrowed $9 million from Antara Capital and had the ability to borrow up to an additional $3 million from Antara Capital prior to May 31, 2022, and also borrowed $0.8 million from the Executive Lenders. $0.2 million of the amount the Company borrowed from the Executive Lenders was borrowed in exchange for Batuta's surrender of a Secured Convertible Note in the principal amount of $0.2 million dated August 8, 2018 that Batuta previously purchased from Dane Capital Fund LP. The Bridge Loan bears interest at 14% per annum and had an original maturity date of the earlier of (i) demand by Antara Capital at any time prior to the date on which a collateral agent designated by Antara Capital has been granted a valid and enforceable, perfected, first priority lien on the collateral described in the Bridge Loan Agreement, subject only to permitted liens, on terms reasonably acceptable to Antara Capital, and (ii) May 31, 2022. The Executive Loans bear interest at 14% per annum and had an original maturity date of June 3, 2022 (although all payments in respect of the Executive Loans are subordinated in right and time of payment to all payments in respect of the Bridge Loan). Interest on the Bridge Loan and Executive Loans will accrue until the principal balances are repaid. No principal and interest payments are due until maturity. Refer to Note 13, Subsequent Events, for discussion regarding the subsequent assignment of certain amounts owed to Antara Capital.

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

In connection with the Bridge Loan Agreement, and as a condition to the Company drawing the Bridge Loan pursuant to the Bridge Loan Agreement, on March 11, 2022, EVO granted Antara Capital 11,969,667 warrants to purchase EVO's common stock at an exercise price of $0.01 per share and granted the Executive Lenders an aggregate of 1,097,219 warrants to purchase EVO's common stock at an exercise price of $0.01 per share (collectively, the "Bridge Loan Warrants"), subject to certain adjustments. Each Bridge Loan Warrant may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance. The estimated fair value of the liability-classified Bridge Loan Warrants upon issuance was $12.8 million and a) the Company capitalized $9.6 million on its balance sheet as a discount on the Bridge Loan and Executive Loans, which is amortized into interest expense over the term of the Bridge Loan and Executive Loans; b) the Company immediately recorded $2.9 million as interest expense, which represents the estimated fair value of the Bridge Loan Warrants in excess of the principal due on the Bridge Loan and Executive Loans; and c) the Company recorded a $0.2 million loss on extinguishment of the Batuta Secured Convertible Note.

Amendments to Bridge Loan and Executive Loans

On June 30, 2022, the Company, Antara Capital and the Executive Lenders entered into a Second Extension Agreement that extended the Bridge Loan maturity date from June 30, 2022 to July 8, 2022 and the Executive Loans maturity date from July 7, 2022 to July 15, 2022.

On July 8, 2022, the Company, Antara Capital and the Executive Lenders entered into a Third Extension Agreement that extended the Bridge Loan maturity date from July 8, 2022 to July 15, 2022 and the Executive Loans maturity date from July 15, 2022 to July 22, 2022. In addition, the Third Extension Agreement stipulated that on or before July 13, 2022, the Board of Directors of EVO shall have duly approved and filed with the Secretary of State of the State of Delaware a Certificate of Designation to evidence the issuance of a new series of Series D Non-Participating Participating Preferred Stock, $0.0001 par value, that will, upon issuance, entitle Antara Capital (in its capacity as sole holder of the Series D Non-Participating Preferred Stock) to vote such number of votes per share that will allow Antara Capital to exercise 51% of the voting capital stock of EVO.

On July 13, 2022, pursuant to the Third Extension Agreement, EVO filed the Series D Certificate of Designations with the Secretary of State of the State of Delaware, which authorized EVO to issue up to one share of Series D Non-Participating Preferred Stock.

Under the Series D Certificate of Designations, prior to a Bridge Loan Triggering Event and on and following the Bridge Loan Discharge Date, the holders of Series D Non-Participating Preferred Stock will vote together with the holders of EVO's common stock as a single class on any Series D Shareholder Matter, and the holders of Series D Non-Participating Preferred Stock will be entitled to cast a number of votes on any Series D Shareholder Matter equal to the total number of votes of all non-holders of Series D Non-Participating Preferred Stock entitled to vote on any such Series D Shareholder Matter plus 10. From the occurrence of a Bridge Loan Triggering Event to (but excluding) the Bridge Loan Discharge Date, the holders of Series D Non-Participating Preferred Stock (in their capacity as such) will have no voting rights except as otherwise required by law. In addition, the Series D Certificate of Designations provides that governance mechanisms that could have the effect of limiting,

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

reducing or adversely affecting the Series D Non-Participating Preferred Stock holders’ voting rights under the Series D Certificate of Designations will require the consent of the Series D Majority. The Series D Majority may elect to waive or decline to exercise any or all voting rights granted under the Series D Certificate of Designations, in whole or in part, on either a revocable or irrevocable basis.

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

Amended and Restated Bridge Loan

On December 23, 2022, Antara Capital, CEOF, and Hudson Park entered into a Master Assignment and Assumption agreement pursuant to which Antara Capital sold and assigned its rights and obligations in a portion of the Bridge Loan and warrants with an exercise price per share of $0.01 and $0.0001 to CEOF and Hudson Park. On the same date, Antara Capital, the Executive Lenders, CEOF and Hudson Park amended and restated the Bridge Loan to reflect the assigned portions of the Bridge Loan to CEOF and Hudson Park. No changes were made to the Bridge Loan in connection with the assignment to CEOF and Hudson Park and no payments were made to the holders of the debt. This event is a transaction among debt holders.

Amendments to and Conversion of Secured Convertible Promissory Notes

On March 11, 2022, EVO entered into amendments (the "Convertible Note Amendments") to certain secured convertible promissory notes (the "Convertible Notes") dated February 1, 2017 with Danny Cuzick, individually and as holders representative on behalf of each of Damon Cuzick, Thomas Kiley and Theril Lund. The Convertible Note Amendments permitted the holder of each note and Danny Cuzick in his capacity as holders representative to convert the full amount of outstanding principal and accrued interest, without limitation related to trading volume of EVO's common stock, into either shares of EVO's common stock or warrants to purchase shares of EVO's common stock at an exercise price of $0.01 per share. On March 11, 2022, Danny Cuzick, individually and as holders representative on behalf of each of Damon Cuzick, Thomas Kiley and Theril Lund, exercised the right to convert the Convertible Notes into warrants to purchase shares of EVO's common stock at an exercise price of $0.01 per share. As a result, EVO granted Messrs, Cuzick, Cuzick, Kiley and Lund an aggregate of 7,533,750 warrants to purchase EVO's common stock at $0.01 per share (collectively, the "Convertible Note Warrants"). Each Convertible Note Warrant may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance.

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

Creditor Exchange Agreements

In connection with the Recapitalization Transactions, EVO and certain of its subsidiaries, EAF and EVO Equipment Leasing, LLC (collectively, the “EVO Parties”), entered into Exchange Agreements with each of Danny Cuzick, John and Ursula Lampsa, Billy (Trey) Peck Jr., Mohsin Meghji, and Robert Mendola (collectively, the “Exchanging Creditors”). The Exchange Agreements permitted the Exchanging Creditors to exchange existing promissory notes issued by EVO and its subsidiaries for the issuance and delivery of (i) warrants to purchase shares of EVO's common stock at an exercise price of $0.0001 per share that will be exercisable following the adoption of the Charter Amendment, (ii) warrants to purchase shares of EVO's common

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

stock at an exercise price of $0.53 per share that will be exercisable following the adoption of the Charter Amendment, (iii) new promissory notes and (iv) to certain Exchanging Creditors, a specified cash payment. Refer to Note 6, Stockholders’ Deficit and Warrants, for discussion regarding the Charter Amendment.

Pursuant to the Exchange Agreements, the Exchanging Creditors exchanged promissory notes issued by EVO and its subsidiaries in the aggregate amount of principal and accrued interest of approximately $18.3 million for (i) warrants to purchase 47,549,779 shares of EVO's common stock at $0.0001 per share, (ii) warrants to purchase 23,774,891 shares of EVO's common stock at $0.53 per share (collectively, the “Exchanging Creditors Warrants”), and (iii) new promissory notes in the aggregate principal amount of approximately $3.7 million (the “Takeback Notes”) and (iv) a cash payment of $0.1 million to certain Exchanging Creditors.

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

The Creditor Exchange Amendments constitutes as a troubled debt restructuring ("TDR") under ASC 470-60, Troubled Debt Restructuring, because the Company is experiencing financial difficulty and a concession has been granted by each Exchanging Creditor. As the TDR involves a partial settlement of debt through transfer of assets and grant of an equity interest, the carrying amount of the original debt is reduced by the cash paid and the fair value of the equity interests. When the reduced net carrying value of the debt exceeds the future undiscounted cash flows, the carrying amount is reduced to the amount of future undiscounted cash flows, including amounts contingently payable. A restructuring gain is recognized and is reduced by any third-party restructuring costs. Future cash payments will be recorded as reductions in the carrying amount of the debt. No further interest expense will be recognized, unless required in connection with contingent payments.

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

As three of the Exchanging Creditors are considered Related Parties, we recorded the restructuring gain associated with these parties as a capital contribution resulting in $9.0 million of the restructuring gain recorded within additional paid-in-capital as of December 31, 2022. The remaining $0.2 million was recorded as a restructuring gain in other miscellaneous income for the year ended December 31, 2022. The per share effect of the restructuring gain on both basic and diluted earnings per common share was immaterial for the year ended December 31, 2022. Refer to Note 3, Related Party Transactions, regarding the Exchanging Creditors that are related parties.

Amendment to Loan Agreement (Clean Energy)

On September 2, 2022, EVO, Thunder Ridge Transport, Inc., a wholly-owned subsidiary of EVO (“Thunder Ridge”), Billy (Trey) Peck Jr. and Clean Energy entered into a First Amendment to Loan and Security Agreement (the “Clean Energy Amendment”) that amended the Loan and Security Agreement between Thunder Ridge and Clean Energy dated August 31,

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

2017. The Clean Energy Amendment extended the maturity date of the loan from Clean Energy to Thunder Ridge from July 31, 2022 to March 31, 2023. Pursuant to the Clean Energy Amendment, Thunder Ridge agreed to pay Clean Energy (i) $0.2 million on or before September 30, 2022, (ii) six payments of $0.1 million on or before each of September 30, 2022, October 31, 2022, November 30, 2022, December 31, 2022, January 31, 2023 and February 28, 2023, (iii) $0.3 million on or before December 31, 2022, and (iv) $0.4 million on or before March 31, 2023.

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

Debt (with unrelated parties) consists of:

	December 31,
($ in thousands)	2022		2021
(a) Main Street Loan	$17,441	(1)	$17,552	(2)
(b) $1.3 million note payable	446		544
(c) $4.0 million Secured Convertible Promissory Notes (“Secured Convertible Notes”)	—		538
(d) $0.3 million note payable	—		74
(e) Thunder Ridge supplier advance	541		833
(f) Various notes payable acquired from J.B. Lease Corporation ("JB Lease")	193		564
(g) $0.8 million note payable	316		604
(h) $3.8 million note payable	876		1,703
(i) Failed sale-leaseback obligations	3,939		5,131
(j) Notes payable to three financing companies	1,234		1,704
(k) Finkle equipment notes	554		1,535
(l) Takeback Notes	96		—
Total before debt issuance costs and debt discount	25,636		30,782
Debt issuance costs	(675)		(919)
Debt premiums / (discounts), net	(200)		(273)
	24,761		29,590
Less current portion	(20,445)		(22,135)
Long-term debt, less current portion	$4,316		$7,455

(1) Classified as a current liability as of December 31, 2022 due to the existence of one or more covenant violations.

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

The Company classified the $17.6 million unpaid principal balance, which includes $0.6 million of capitalized interest, as a current liability as of December 31, 2022 due to the existence of one or more covenant violations. As of December 31, 2022 and 2021, the unamortized debt discount was $0.2 million and $0.3 million, respectively, and the unamortized debt issuance costs were $0.7 million and $0.9 million, respectively.

(b)
$1.3 million note payable

The $1.3 million note payable was issued December 31, 2014, with interest adjusted to the SBA LIBOR base rate, plus 2.35%. The note matures March 2024, is secured by substantially all of Titan’s business assets and is personally guaranteed by certain former members of Titan including a former member of our board of directors and certain of his relatives, and other beneficial owners. The note is a co-borrower arrangement between Titan and El Toro with the proceeds received by El Toro. Refer to Note 13, Subsequent Events, for discussion regarding the loan dispute settlement.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

The Secured Convertible Notes also provide that the Company will prepare and file with the Securities and Exchange Commission (“SEC”), as promptly as reasonably practical following the issuance date of the Secured Convertible Notes, but in no event later than 45 days following the issuance date, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the common stock and the warrant shares and as soon as reasonably practical thereafter to effect such registration. The Company is required to pay liquidated damages of 1% of the outstanding principal amount of the Secured Convertible Notes each 30 days if the Registration Statement is not declared effective by the SEC within 180 days of the filing date of the Registration Statement. During the years ended December 31, 2022 and 2021, the Company incurred $0.0 million and $0.2 million, respectively, and paid $0 and $0, respectively, in liquidated damages to noteholders.

As additional consideration for the Secured Convertible Notes, EVO issued warrants to the holders to purchase 1,602,000 shares of EVO's common stock at an exercise price of $2.50 per share, exercisable for ten years from the date of issuance. The fair value of the warrants issued determined using the Black-Scholes option pricing model was $0.7 million, calculated with a ten-year term; 65% volatility; 2.89%, 2.85% or 3.00% discount rates and the assumption of no dividends.

In March and April 2021, the Company entered into certain Note Purchase Agreements and Releases (the “Note Purchase Agreements”) between the Company and certain holders (the “Holders”) of the Secured Convertible Notes in the principal amount of $0.6 million. The Note Purchase Agreements provide for various releases by the Holders and their respective representatives, successors, and assigns, including releases arising out of or related to the Secured Convertible Notes and the Secured Convertible Note Agreements. Pursuant to the Note Purchase Agreements, the Company agreed to purchase the Secured Convertible Notes and the Secured Convertible Note Agreements from the Holders in exchange for approximately $0.1 million in cash to the Holders and to issue to the Holders warrants to purchase an aggregate of up to 231,453 shares of EVO's common stock at a price of $0.01 per share. The Company recognized the estimated fair value of the warrants as a $0.2 million increase in additional paid-in capital and recognized a $0.4 million gain on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2021. For the year ended December 31, 2021, interest of less than $0.1 million was added to the principal balance.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

(g)
$0.8 million note payable

The $0.8 million note payable to a First Fidelity Bank was issued February 11, 2019, with interest at 10.2% per annum and a maturity date of February 11, 2023. The note is collateralized by certain equipment and guaranteed by a former member of management. During December 2021, a $0.4 million note payable was issued to the same financing company that is collateralized by the same equipment. Such note payable bears interest at 6% per annum and has a maturity date of November 2025.

(h)
$3.8 million note payable

The $3.8 million note payable to Commerce Bank of Arizona was issued January 23, 2019, with interest at 10.1% per annum and a maturity date of February 23, 2024. The note is collateralized by certain equipment and guaranteed by a former member of management.

(i)
Failed sale-leaseback obligations

Certain notes payable acquired from Sheehy were payable to a bank with interest rates of 4.35% to 4.375% per annum and were scheduled to mature between September 2020 and December 2021. During September 2020, the Company sold certain assets that are collateral for the notes payable to Equipment Leasing Services, LLC ("ELS") for aggregate proceeds of $0.7 million, used such proceeds to extinguish the notes payable, and entered into a lease agreement with ELS under which the Company agreed to lease back the assets. In addition, during 2021 the Company entered into five sale-leaseback arrangements to provide approximately $5.2 million in cash proceeds for previously purchased equipment. Because these leasebacks are classified as finance leases, the Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transactions as failed sale-leasebacks whereby the Company continues to depreciate the assets and recorded financing obligations for the consideration received from the buyer-lessor. No gain or loss was recognized on these transactions.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Debt (with related parties) consists of:

	December 31,
($ in thousands)	2022		2021
(a) Antara Financing Agreement	$21,638	(1)	$18,697	(2)
(b) Four promissory notes with an aggregate principal amount of $9.5 million	—		9,500
(c) Bridge Loan and Executive Loans	9,825		—
(d) $3.8 million senior promissory note	—		3,800	(2)
(e) $4.0 million senior promissory note	—		4,000	(2)
(f) $2.5 million promissory note - stockholder	—		1,506
(g) $6.4 million promissory note - stockholder	—		6,361
(h) Note payable acquired from Ritter	354		399
(i) Takeback Notes	5,183		—
Total before debt issuance costs and debt discount	37,000		44,263
Debt issuance costs	(14)		(18)
Debt premiums / (discounts), net	(812)		(7,058)
	36,174		37,187
Less current portion	(30,041)		(33,164)
Long-term debt, less current portion - related party	$6,133		$4,023

(1) Classified as a current liability as of December 31, 2022 due to the existence of one or more covenant violations.

(2) Classified as a current liability as of December 31, 2021 due to the existence of one or more covenant violations.

(a)
Antara Financing Agreement

The $18.7 million of EVO Term Loans, under the Antara Financing Agreement, bear interest at 14.5% per annum. The maturity date is the earlier of (1) March 15, 2026 or (2) the date that is ninety-one days after the date of payment in full in cash of all obligations in respect of the Main Street Loan. Beginning with the Omnibus Amendment and ending on December 14, 2020, interest was paid in kind at a rate of 17% per annum. Beginning December 14, 2020, interest on the EVO Term Loans is payable in kind at 14.5% per annum for the first eight full or partial calendar quarters following December 14, 2020 and is payable in cash at the rate of 12.0% per annum commencing October 1, 2022 if certain conditions relating to prepayment of the Main Street Loan are met. All outstanding principal and interest is due on the maturity date. During the first quarter of 2021, the Company used all of the net proceeds from the Main Street Loan to pay down the aggregate principal amount due under the Antara Financing Agreement (including capitalized interest) from $33.6 million to $16.7 million, which resulted in an approximately $1.7 million loss on extinguishment of debt (which includes $0.8 million of prepayment penalty fees) being recognized in the consolidated statement of operations for the year ended December 31, 2021.

The Company classified the $20.9 million and $18.7 million unpaid principal balance, which includes capitalized interest, as current liabilities as of December 31, 2022 and December 31, 2021, respectively, due to the existence of one or more covenant violations. As of December 31, 2022 and 2021, the unamortized debt discount was $0.9 million and $1.0 million, respectively.

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

Refer to the discussion above regarding the Convertible Note Amendments, dated March 11, 2022, which resulted in the extinguishment of the four promissory notes due to their conversion into the Convertible Note Warrants. As of December 31, 2022 and 2021, the unamortized debt discount was $0.0 million and $5.8 million, respectively.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

(d)
$3.8 million senior promissory note

The $3.8 million senior promissory note was issued on February 1, 2017, to a former EAF member with interest at 7.5% per annum and default interest of 12.5% per annum, and had an original maturity date of the earlier of (a) December 2017; (b) ten days after the initial closing of a private offering of capital stock of EVO in an amount not less than $10 million; or (c) an event of default. During April 2018, the senior promissory note’s maturity date was extended to July 2019. The senior promissory note is unsecured. No principal and interest payments are due until maturity.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the $3.8 million senior promissory note and the $4.0 million senior promissory note described below, EVO issued a warrant to the holder to purchase an aggregate of 350,000 shares of EVO's common stock at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the Black-Scholes option pricing model, and the portion of the fair value attributable to the $3.8 million senior promissory note was $0.2 million.

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

As of December 31, 2022 and 2021, the remaining unamortized debt discount was $0.0 million and $0.1 million, respectively. The Company classified the $3.8 million unpaid principal balance as a current liability as of December 31, 2022 and 2021 due to the existence of one or more covenant violations.

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

Also in connection with the Financing Agreement and as consideration for the subordination of the $4.0 million senior promissory note and the $3.8 million senior promissory note described above, EVO issued a warrant to the holder to purchase an aggregate of 350,000 shares of EVO's common stock at an exercise price of $0.01 per share. The warrant is exercisable for five years from the date of issuance. The Company calculated the fair value of the warrant using the

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Black-Scholes option pricing model, and the portion of the fair value attributable to the $4.0 million senior promissory note was $0.3 million.

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

As of December 31, 2022 and 2021, the remaining unamortized debt discount was $0.0 million and $0.1 million, respectively. The Company classified the $4.0 million unpaid principal balance as a current liability as of December 31, 2022 and 2021 due to the existence of one or more covenant violations.

(f)
$2.5 million promissory note - stockholder

In connection with EVO's June 1, 2018 acquisition of all of the issued and outstanding shares of Thunder Ridge, this $2.5 million promissory note was issued to Mr. Peck, with interest at 6% per annum (interest in the event of a default at 9% per annum) and a maturity date of the earlier of (a) the date the Company raises $40.0 million in public or private offerings of debt or equity; (b) December 31, 2018, or (c) termination of Mr. Peck’s employment with the Company by the Company without cause or by Peck for good reason. The note is collateralized by all of the assets of Thunder Ridge and is also secured by the Thunder Ridge Shares (“TR Shares”). The maturity date of the promissory note has been subsequently amended to extend it to November 30, 2022. Effective with the most recent extension in August 2019, the Company paid Peck approximately $0.15 million in principal and increased the monthly principal payments to $20,000. The note calls for monthly principal payments, with all accrued and unpaid interest due and payable on the maturity date. If the Company fails to repay the amounts outstanding under the note on or before November 30, 2022, then at the option of Peck, the Company shall immediately surrender all right, title and interest in all of the outstanding shares of stock in Thunder Ridge to Peck.

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

(i)
Related Party Takeback Notes - three promissory notes with an aggregate principal amount of $3.6 million

The Company issued three promissory notes with an aggregate principal amount of $3.6 million. The Takeback Notes originally bear interest at 3% per annum, are unsecured, and have a maturity date of September 8, 2027. Interest on the Takeback Notes is payable in cash or in kind, at the Company’s option, the first day of each January, April, July and October. In connection with the Exchange Creditor Agreements, the exchange constituted as a troubled debt restructuring, future cash payments will be recorded as reductions in the carrying amount of the debt. No further interest expense will be recognized, unless required in connection with contingent payments.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes		Other Notes		Total
($ in thousands)
2023	$9,180		$6,802	(1)	$15,982
2024	1,655		4,622	(1)	6,277
2025	—		14,116	(1)	14,116
2026	21,638	(1)	—		21,638
2027	4,173		96		4,269
Thereafter	354		—		354
	37,000		25,636		62,636
Total debt issuance costs and debt discount	(826)		(875)		(1,701)
	$36,174		$24,761		$60,935

(1) Includes $2.6 million, $2.2 million, $12.6 million and $21.6 million in 2023, 2024, 2025 and 2026, respectively, of loans payable classified as current liabilities as of December 31, 2022 due to the existence of one or more covenant violations
Note 6 – Temporary Equity, Stockholders’ Deficit and Warrants

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

Conversion of Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock

In connection with the SPA, certain holders of EVO's Series A Redeemable Convertible Preferred stock and Series B Redeemable Convertible Preferred stock were issued warrants to purchase shares of common stock of EVO at an exercise price of $0.63 per share and provided other consideration as an inducment. In consideration for the issuance of the warrants and other consideration, the holders agreed to tender the Series A Redeemable Convertible Preferred stock and Series B Redeemable Convertible Preferred stock for retirement and cancellation by EVO. The holders converted the Series A Redeemable Convertible Preferred stock and Series B Redeemable Convertible Preferred stock into shares of EVO's common stock and subsequently the Series A Redeemable Convertible Preferred stock and Series B Redeemable Convertible Preferred stock were retired and removed from EVO’s articles of incorporation as an authorized class of preferred stock In connection with the conversion. the holders waived the conversion of dividends that would have accrued from June 30, 2022 through September 8, 2022, the date of conversion. The Company recorded $0.2 million of inducement costs as a dividend in additional paid-in capital as of December 31, 2022.

Redeemable Common Stock

Pursuant to the Sheehy Agreement, SEI waived and agreed to not exercise the $1.2 million put right in exchange for $0.1 million over multiple installments through December 31, 2023. Accordingly, the Company is no longer obligated to redeem the common stock held by SEI. The waiver resulted in a reclassification of the $1.2 million out of temporary equity into permanent equity. As of December 31, 2022 and December 31, 2021, redeemable common stock was $0 and $1.2 million, respectively. The Sheehy Agreement is further described in Note 3, Related Party Transactions.

Series C Preferred Stock

On March 11, 2022, and pursuant to the Bridge Loan Agreement, EVO filed the Series C Certificate of Designations with the Secretary of State of the State of Delaware, which authorizes EVO to issue up to one share of Series C Preferred Stock, and issued to Antara Capital one share of Series C Preferred Stock.

Dividends

A dividend accrues on the Series C Preferred Stock at a rate of 5% per annum on its liquidation preference. The dividend is payable, if and when declared by the Board of Directors, quarterly in arrears in cash commencing on March 31, 2022. Such dividends begin to accrue as of the date on which the Series C Preferred Stock was issued, and will accrue whether or not declared and whether or not there will be funds legally available for the payment of dividends. The Series C Preferred Stock

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

shall not be entitled to participate in any distributions or payments to the holders of the common stock or any other class of stock of EVO.

Liquidation Preference

The holders of the Series C Preferred Stock are entitled to a liquidation preference of $1.00 per share of Series C Preferred Stock plus any accrued but unpaid dividends upon the liquidation of the Company.

Redemption

The Series C Preferred Stock may be redeemed by EVO on the Bridge Loan Discharge Date at a redemption price equal to $1.00 plus all accrued but unpaid dividends. The redemption rights require the Company to present the Series C Preferred Stock in temporary equity in the accompanying balance sheet.

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

Dividends

A dividend accrues on the Series D Non-Participating Preferred Stock at a rate of 5% per annum on its liquidation preference. The dividend is payable, if and when declared by the Board of Directors, quarterly in arrears in cash commencing on September 30, 2022. Such dividends begin to accrue as of the date on which the Series D Non-Participating Preferred Stock was issued, and will accrue whether or not declared and whether or not there will be funds legally available for the payment of dividends. The Series D Non-Participating Preferred Stock shall not be entitled to participate in any distributions or payments to the holders of the common stock or any other class of stock of EVO.

Liquidation Preference

The holders of the Series D Non-Participating Preferred Stock are entitled to a liquidation preference of $1.00 per share of Series D Non-Participating Preferred Stock plus any accrued but unpaid dividends upon the liquidation of the Company.

Voting Rights

Under the Certificate of Designations, prior to a Bridge Loan Triggering Event and on and following the Bridge Loan Discharge Date, the holder of Series D Non-Participating Preferred Stock will vote together with the holders of EVO's common stock. Under the Series D Certificate of Designations, upon the occurrence of a Bridge Loan Triggering Event through and including the Bridge Loan Discharge Date, the holder of Series D Non-Participating Preferred Stock will vote together with the holders of EVO's common stock as a single class on any Series D Shareholder Matter, and the holder of Series D Non-Participating Preferred Stock will be entitled to cast a number of votes on any Series D Shareholder Matter equal to the total number of votes of all non-holders of Series D Non-Participating Preferred Stock entitled to vote on any such Series D Shareholder Matter plus 10. In addition, the Series D Certificate of Designations provides that governance mechanisms that could have the effect of

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

limiting, reducing or adversely affecting the Series D Non-Participating Preferred Stock holders’ voting or board-appointment rights under the Series D Certificate of Designations will require the consent of the Series D Majority.

Warrants

As further described in Note 5, Debt, EVO issued the following warrants in connection with the Financing Agreement:

•
In September 2019, EVO issued warrants to purchase an aggregate of 4,375,000 shares of EVO’s common stock to the lenders. EVO also issued the Side Letter Warrant to the lenders to purchase an additional 1,500,000 shares of EVO’s common stock. The total fair value of these warrants of $7.4 million, which the Company recorded as an additional debt discount, will be amortized to interest expense over the remaining term of the Financing Agreement.
•
In September 2019, as consideration for the subordination of previously issued promissory notes, EVO issued a warrant to the noteholder to purchase an aggregate of 350,000 shares of EVO’s common stock at an exercise price of $0.01 per share. The total fair value of this warrant of $0.5 million, which the Company recorded as an additional debt discount on the promissory notes, will be amortized to interest expense over the remaining term of the promissory notes.
•
In February 2020, as a result of the Incremental Amendment, EVO issued the Antara Warrant 2020 to Antara Capital to purchase 3,650,000 shares of EVO’s common stock at an exercise price of $2.50 per share.
•
In March 2020, as a result of the Waiver Agreement, EVO issued to Antara Capital a warrant to purchase up to 3,250,000 shares of EVO’s common Stock at an exercise price of $2.50 per share.
•
In October 2020, as a result of the Omnibus Amendment, EVO issued to the lenders warrants to purchase an aggregate of up to 500,000 shares of EVO's common stock at the price of $0.01 per share.
•
In October 2020, as a result of the Omnibus Amendment, EVO exchanged, without any cash consideration, all warrants previously issued to the lenders for warrants to purchase for $0.01 per share of EVO's common stock at the rate of 0.64 warrants per share of EVO's common stock. As a result, warrants to purchase an aggregate of 7,925,000 shares of EVO’s common stock at a price of $2.50 per share were exchanged for an aggregate of 5,072,000 shares of EVO’s common stock at a price of $0.01 per share.
•
In December 2020, as a result of failing to timely repay certain obligations under the Financing Agreement with the net proceeds (in the amount of at least $25.0 million) of a financing under the "Main Street Lending Program” on or before December 31, 2020, EVO issued to the lenders warrants to purchase an aggregate of up to 1,000,000 shares of EVO's common stock at the price of $0.01 per share. The Company recorded the $0.8 million estimated fair value of the warrants as an increase to interest expense in the fourth quarter of 2020.

As further described in Note 5, Debt, in connection with the December 2020 Main Street Loan, EVO contributed 100% of the issued and outstanding equity of EAF to EVO Holding with the consent of Danny Cuzick as the holder of certain previously disclosed promissory notes that are secured in part by the assets of EAF. In consideration of Danny Cuzick’s consent to the contribution, EVO issued to him the Cuzick Warrant to purchase up to 1,000,000 shares of EVO's common stock at the cost of $0.01 per share. Danny Cuzick is a former member of EVO’s Board. The Company did not pay any underwriter discounts or commissions in connection with the issuance of the Cuzick Warrant.

As further described in Note 5, Debt, in connection with the March 2022 Bridge Loan Agreement, EVO granted Antara Capital and the Executive Lenders the Bridge Loan Warrants to purchase an aggregate of up to 13,066,886 shares of EVO's common stock at an exercise price of $0.01 per share.

As further described in Note 5, Debt, in connection with the March 2022 Convertible Note Amendments, EVO issued the Convertible Note Warrants to purchase an aggregate of up to 7,533,750 shares of EVO's common stock at an exercise price of $0.01 per share.

The following warrants were issued and exercised in connection with the SPA:

•
On September 8, 2022, Antara Capital exercised previously issued warrants to purchase 3,500,000 shares of EVO's common stock at $0.01 per share in connection with the consideration of the SPA.
•
On September 8, 2022, Antara Capital purchased from EVO (i) immediately exercisable warrants to purchase 22,353,696 shares EVO's common stock at an exercise price of $0.0001 per share and (ii) warrants to purchase 319,213,143 shares of EVO's common stock at an exercise price of $0.0001 per share that will be exercisable

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

following the adoption of the Charter Amendment. Each warrant issued to Antara Capital may be exercised for cash or on a cashless basis, for a period of five years from the date of issuance.
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
•
On September 8, 2022, EVO issued warrants to purchase 3,000,000 shares of EVO's common stock at an exercise price of $1.50 per share to a former board member and employee. Each warrant issued may be exercised for cash or on a cashless basis, pursuant to the terms of such warrants, for a period of five years from the date of issuance.
•
On November 14, 2022, Antara Capital exercised previously issued warrants to purchase 19,317,489 and 341,566,839 shares of EVO's common stock at $0.01 and $0.0001 per share, respectively.
•
On November 16, 2022, Corbin ERISA Opportunity Fund exercised previously issued warrants to purchase 527,837 shares of EVO's common stock at $0.01 per share, respectively.
•
From November 18 through 24, 2022, the Exchanging Creditors exercised warrants to purchase 52,304,757 shares of EVO's common stock at $0.0001 per share, respectively.

A summary of warrants activity for the year ended December 31, 2021 and 2022 is as follows:

	Number of Warrants
	Equity Classified	Liability Classified
Balance at December 31, 2021	8,856,255	16,022,000
Issued in 2021	2,231,453	—
Balance at December 31, 2021	11,087,708	16,022,000
Issued in 2022	119,347,471	356,138,415
Reclassified in 2022	28,377,564	(28,377,564)
Exercised in 2022	(75,650,083)	(341,566,839)
Forfeited in 2022	(103,334)	—
Balance at December 31, 2022	83,059,326	2,216,012

All issued warrants that are not considered indexed to EVO's common stock and, therefore, are required to be classified as liabilities and measured at fair value at each reporting date with the change in fair value being recognized in the Company's results of operations during each reporting period. The following table summarizes such warrants outstanding and exercisable as of December 31, 2022 and 2021 that are liability-classified. The Company reclassified to equity all of its liability classified warrants with exercise prices greater than $0.01 on September 8, 2022. The warrants were amended to modify certain anti-dilution features and they became indexed to EVO’s common stock.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2022:
Outstanding	2,216,012	$0.01	4.3
Exercisable	2,216,012	$0.01
December 31, 2021:
Outstanding	16,022,000	$0.52	4.8
Exercisable	16,022,000	$0.52

In addition to the liability-classified warrants, EVO has issued warrants with different terms that are considered indexed to EVOs common stock and, therefore, are classified in additional paid-in capital and are not required to be measured at fair value

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

at each reporting date. The following table summarizes such equity-classified warrants outstanding and exercisable as of December 31, 2022 and 2021 and is inclusive of the warrants disclosed in Note 7, Stock-Based Compensation, that are equity-classified:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2022:
Outstanding	83,059,326	$0.85	4.9
Exercisable	83,059,326	$0.85
December 31, 2021:
Outstanding	11,087,708	$2.37	6.9
Exercisable	11,087,708	$2.37

Note 7 – Stock-Based Compensation

Stock Options

On April 12, 2018, EVO’s board of directors approved the EVO Transportation and Energy Services, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) pursuant to which a total of 4,250,000 shares of EVO's common stock have been reserved for issuance to eligible employees, consultants, and directors of the Company. Further, on August 13, 2018, EVO's Board approved the Company’s Amended and Restated 2018 Stock Incentive Plan (the “Amended 2018 Plan”), which amends and restates the Company’s 2018 Stock Incentive Plan. The Amended 2018 Plan increased options available for grant to 6,250,000. During February 2020, EVO's Board approved an increase of the number of available options in the Stock Incentive Plan to a total of 9,250,000 options. During April 2020, EVO's Board approved an additional increase in the number of available options under the Stock Incentive Plan to a total of 12,000,000 options.

The Amended 2018 Plan provides for awards of non-statutory stock options, incentive stock options, and restricted stock awards within the meaning of Section 422 of the Internal Revenue Code and stock purchase rights to purchase shares of EVO’s common stock.

The Amended 2018 Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of EVO's common stock to be covered by each award, the vesting schedule of stock options and all other terms and conditions of each award. Stock options have a maximum term of ten years, and it is the Company’s practice to grant options to employees with exercise prices equal to or greater than the estimated fair market value of its common stock.

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

As described in Note 1, Description of Business and Summary of Significant Accounting Policies, some of EVO’s stock options contain a provision that provides for the acceleration of vesting upon the Company completing an aggregate of at least $30 million of any combination of debt and/or equity financing transactions after the date of grant. During the years ended December 31, 2022 and 2021, the number of stock options for which vesting accelerated as a result of this provision were 0 and 0, respectively.

From February 2020 through December 2020, EVO's Board approved the grant of 3,394,999 stock options with an exercise price of $2.50 per share and a 10-year life. For 1,450,000 of the stock options granted, one-quarter (1/4) vested and became exercisable on the grant date, with the remainder vesting and becoming exercisable ratably on the first, second, and third anniversaries of the date of grant. The remaining 1,944,999 stock options granted were fully vested and exercisable on the grant date. During February 2020, EVO's Board also granted 70,000 stock options as compensation to board members with an exercise price of $2.50 per share and a 10-year life. The options vest ratably over three years. One-quarter (1/4) of the options

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

vested and became exercisable on the grant date. The remaining vest and become exercisable ratably on the first, second, and third anniversaries of the date of grant.

During the third quarter of 2021, EVO reduced the exercise price of certain stock options previously granted to certain named executive officers of the Company and other key employees from an original exercise price of $2.50 per share to an exercise price of $1.50 per share, which the board of directors determined was equal to or greater than the fair market value of EVO’s common stock. A total of 4,394,999 options were subject to the exercise price reduction. The repricing was accounted for as a stock option modification whereby the incremental fair value of each option was determined using the Black-Scholes option pricing model at the date of the modification, and $0.2 million was recognized related to vested options as incremental compensation expense during the three months ended September 30, 2021. The Company will recognize the remaining $0.1 million of incremental compensation expense resulting from the modification on a straight-line basis over the remaining requisite service periods.

During the third quarter of 2021, EVO's Board approved the grant to an employee of 750,000 stock options with an exercise price of $1.50 per share and a 10-year life. One-third (1/3) of the options vested and became exercisable on the grant date, one-third (1/3) vest and become exercisable approximately 11 months after the date of grant, and one-third (1/3) vest and become exercisable approximately 23 months after the date of grant. During the third quarter of 2021, EVO's Board also granted 211,000 stock options as compensation to board members with an exercise price of $1.50 and a 10-year life. 111,000 of the options vested and became exercisable on the grant date. The remaining 100,000 stock options vest and become exercisable on the first anniversary of the date of grant. During the fourth quarter of 2021, EVO's Board approved the grant to an employee of 500,000 stock options with an exercise price of $1.50 per share and a 10-year life. One-quarter (1/4) of the options vested and became exercisable on the grant date. The remaining 375,000 stock option vest and become exercisable ratably on the first, second and third anniversaries of the date of grant.

During the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $0.1 million and $0.3 million, respectively, related to stock options. As of December 31, 2022, the Company had $0.2 million of unrecognized stock-based compensation expense related to the unvested portions of outstanding stock options.

The following table presents the stock option activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2021	10,920,249	$1.96	7.6	$—
Granted	80,000	1.50
Exercised	—	—		—
Expired	(1,372,307)	1.50		—
Outstanding - December 31, 2022	9,627,942	$2.03	6.7	$—
Exercisable - December 31, 2022	9,928,211	$2.01	6.4	$—

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31:

	2022	2021
Approximate risk-free rate	2.8% - 2.9%	0.7% - 1.3%
Expected life (in years)	5.75 - 5.75	5.0 - 5.75
Dividend yield	0%	0%
Volatility	47.9% - 48.0%	47.1% - 47.5%

The weighted-average grant-date fair value of options granted was $0.13 and $0.15 per share during the years ended December 31, 2022 and 2021, respectively. The total fair value of options vested during the years ended December 31, 2022 and 2021 was $0.1 million.

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

During the third quarter of 2022, in connection with the Recapitalization Transaction, EVO issued warrants to purchase 5,983,825 shares of EVO's common stock to compensate certain key members of management. The warrants were issued with a 5-year life and an exercise price of $0.63 per share. During the year ended December 31, 2022, the Company recorded stock-based compensation expense of less than $0.1 million related to these warrants.

The following table presents information related to stock-based compensation warrants outstanding and exercisable as of December 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2021	1,911,099	$3.42	5.9	$—
Outstanding - December 31, 2022	7,894,924	$1.30	4.7	$—
Exercisable - December 31, 2022	7,894,924	$1.30	4.7	$—

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The Company's liability-classified warrants issued with an exercise price of $0.01 per share are measured at fair value using the Black-Scholes option pricing model and are classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The warrant liabilities are presented as current liabilities on the consolidated balance sheets and are subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other income (expense) in its consolidated statements of operations. The inputs and assumptions used in the Black-Scholes option pricing model include: (1) EVO's stock price; (2) the exercise price of the warrant; (3) the expected term of the warrant; (4) EVO's expected stock price volatility; (5) EVO's expected dividends; and (6) the risk-free interest rate.

The Company's liability-classified warrants issued with an exercise price of greater than $0.01 per share are measured at fair value using the Monte Carlo simulation model and are classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The warrant liabilities are presented as current liabilities on the consolidated balance sheets and are subject to remeasurement to fair value at the end of each reporting period, with the change in fair value recognized as a component of other income (expense) or as compensation expense in its consolidated statements of operations. The inputs and assumptions used in the Monte Carlo model include: (1) EVO's stock price; (2) EVO's expected stock price volatility; and (3) the risk-free interest rate. The Company reclassified to equity all of its liability classified warrants with exercise prices greater than $0.01 on September 8, 2022. The warrants were amended to modify certain anti-dilution features and they became indexed to EVO’s common stock.

The following table provides a reconciliation for the opening and closing balances of both liabilities from December 31, 2020 to December 31, 2022:

($ in thousands)	Derivative Liability	Warrant Liabilities
Balance at December 31, 2020	$2,278	$11,264
Issuances	—	—
Net change in fair value	(765)	2,520
Balance at December 31, 2021	1,513	13,784
Issuances	—	33,340
Exercises	—	(20,460)
Net change in fair value	39	(25,207)
Reclassification of warrants from liability classified to equity classified	—	(1,258)
Balance at December 31, 2022	$1,552	$199

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

The Company’s obligations under its debt agreements are carried at amortized cost. The fair value of the Company’s obligations under its convertible notes and the EVO Term Loans are considered Level 3 liabilities of the fair value hierarchy because fair value was estimated using significant unobservable inputs. The fair value of the Company’s other debt arrangements are considered Level 2 liabilities of the fair value hierarchy because fair value is estimated using inputs other than quoted prices that are observable for the liability such as interest rates and yield curves. The estimated fair value of the EVO Term Loans was $11.7 million as of December 31, 2022, and its carrying value was $20.8 million as of December 31, 2022. The estimated fair value of the EVO Term Loans was $9.7 million as of December 31, 2021, and its carrying value was $17.7 million as of December 31, 2021. The carrying value of the Company’s remaining debt obligations approximates fair value and was $40.0 million and $49.0 million at December 31, 2022 and 2021, respectively.

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

Note 9 – Leases

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

At December 31, 2022 and 2021, the Company had the following balances recorded in the consolidated balance sheets related to its lease arrangements:

($ in thousands)	Classification	December 31, 2022	December 31, 2021
Assets
Operating leases	Right-of-use-asset	$7,527	$7,155
Finance leases	Right-of-use-asset	31,086	24,391

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	2,201	3,045
Finance leases	Finance lease liabilities, current portion	9,009	4,448

Non-current:
Operating leases	Operating lease liabilities, less current portion	5,420	4,114
Finance leases	Finance lease liabilities, less current portion	22,232	21,790

Components of lease cost are as follows:

($ in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Finance lease costs:
Amortization of ROU assets	$7,620	$6,138
Interest on lease assets	2,974	2,798
Operating lease costs	4,240	4,434
Short-term lease costs	9,386	7,871
Variable lease costs	564	482
Total	$24,784	$21,723

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$8,801	$5,895
Operating cash flows from finance lease interest expense	2,974	2,798
Operating cash flows from operating leases	4,128	4,503

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	12,463	2,890
Operating leases	3,556	1,807

Weighted-average remaining lease term and discount rate for our leases are as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Finance leases	4.6	3.8
Operating leases	4.0	3.5

Weighted-average discount rate
Finance leases	10%	10%
Operating leases	11%	10%

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases	Finance Leases
2023	$2,902	$11,694
2024	2,465	10,428
2025	1,546	10,217
2026	1,213	3,849
2027	855	424
Thereafter	277	474
Total lease payments	$9,258	$37,086
Less: Imputed interest	(1,637)	(5,845)
Present value of lease liabilities	$7,621	$31,241

Related Party Leases

The Company has various lease obligations with related parties for trucks, office space and terminals expiring at various dates through January 2029. The Company incurred approximately $1.4 million and $1.5 million in lease costs with related parties during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company had the following balances recorded in the consolidated balance sheets related to its lease arrangements with related parties:

($ in thousands)	Classification	December 31, 2022	December 31, 2021
Assets
Operating leases	Right-of-use-asset	$1,432	$2,107

Liabilities
Current:
Operating leases	Operating lease liabilities, current portion	175	840

Non-current:
Operating leases	Operating lease liabilities, less current portion	1,205	1,125

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

Note 10 - Commitments and Contingencies

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

See Note 13, Subsequent Events, for descriptions of the settlement of the legal proceeding relating to Falcon Capital, LLC and Scott Honour and the settlement of the legal proceeding relating to Raymond James & Associates, Inc.

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

Long-Term Take-or-Pay Natural Gas Supply Contracts

At December 31, 2022 and 2021, the Company had commitments to purchase natural gas on a take-or-pay basis with three vendors. It is anticipated these are normal purchases that will be necessary for sales, and that any penalties for failing to meet minimum volume requirements will be immaterial. As of December 31, 2022 and 2021, the estimated remaining liability under the take-or-pay arrangements was approximately $0.2 million and $0.2 million, respectively.

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

Letters of Credit

EAF entered into an incremental natural gas facilities agreement dated February 24, 2014 with Southwest Gas Corporation (“Southwest Gas”). Under the terms of the agreement, Southwest Gas agreed to install a pipeline connecting an EAF CNG station to its existing infrastructure at no upfront cost to EAF, and EAF agreed to use Southwest Gas to transport natural gas to the station through its infrastructure. The term was originally five years but has since been modified to ten years. Each year of the ten-year term, EAF is required to make a payment to Southwest Gas equal to $0.1 million minus the amount of delivery and demand charges paid by EAF during the applicable contract year. EAF is required to provide financial security in the form of a letter of credit originally in the amount of $0.5 million, which amount may decrease annually during the term of the agreement and was equal to $0.2 million as of December 31, 2022 and 2021.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under a standby letter of credit. As of December 31, 2022 and 2021, we had $0.6 million of the standby letter of credit related to workers’ compensation and general liabilities accrued in our condensed consolidated financial statements.

Note 11 - Employee Benefit Plan

The Company maintains a 401(a) plan for contractors that are eligible under the Department of Labor Service Contract Act and a 401(k) plan for other salaried employees. Contractors earn contributions that are based on all eligible hours up to the maximum of 40 hours per week and reflect the hourly rates set by the Department of Labor. The designated rates vary based on the contractor’s work location and specific vehicle type. Employer contributions to the 401(a) plan for the years ended December 31, 2022 and 2021 were approximately $1.0 million and $4.2 million, respectively.

Note 12 - Income Taxes

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not identified any material uncertain tax positions as of December 31, 2022 and 2021, respectively. Interest and penalties associated with tax positions are recorded as general and administrative expenses. Tax years that remain subject to examination include 2019 through the current year for federal and generally 2018 through the current year for state purposes.

Income tax expense reported in the consolidated statements of operations is comprised of the following:

	For the Years Ended
	December 31,
($ in thousands)	2022	2021
Current income tax expense
Federal	$(24)	$187
State, net of state tax credits	575	1,276
Total current income tax expense	551	1,463

Deferred income tax expense
Federal	266	2,022
State and local	(204)	480
Valuation allowance	49	(2,422)
Total deferred income tax expense	111	80

Total income tax expense	$662	$1,543

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income (loss), compared to the income tax expense in the consolidated statements of operations:

	For the Years Ended
	December 31,
($ in thousands)	2022		2021
Expected federal tax (benefit)	$(3,688)	21.0%	$3,317	21.0%

State tax provision, net of federal benefit	(268)	1.5%	1,743	11.0%
Prior year true up	353	-2.0%	331	2.1%
Change in tax rate	5	0.0%	—	0.0%
Effect of increase in valuation allowance	56	-0.3%	(2,422)	-15.3%
Change in fair value of warrant liability	(4,139)	23.6%	661	4.2%
Equity-related interest	3,645	-20.8%	—	0.0%
Debt extinguishment	4,155	-23.7%	—	0.0%
PPP loan forgiveness	—	0.0%	(2,651)	-16.8%
Interest	576	-3.3%	525	3.3%
Other permanent differences	(33)	0.2%	39	0.2%
Income tax expense	$662	-3.8%	$1,543	9.8%

The effective tax rates for the income tax expense for the years ended December 31, 2022 and 2021 are -3.8% and 9.8%, respectively. The differences are primarily due to state taxes and the change in valuation allowance, the change in the fair value of warrant liabilities and equity related interest.

The following are the components of the Company’s net deferred taxes for federal and state income taxes:

	December 31,
($ in thousands)	2022	2021
Deferred tax assets
Accrued expenses and other	$3,466	$2,269
Debt discount	546	591
Interest	5,190	5,033
Stock-based compensation	886	860
Lease liabilities	11,029	10,018
Loss carryforwards	9,771	11,123
Total deferred tax assets	30,888	29,894
Valuation allowance	(16,752)	(16,703)
Net deferred tax assets	14,136	13,191

Deferred tax liabilities:
Prepaid expenses	(80)	(99)
Lease assets	(9,997)	(8,268)
Fixed assets and intangible assets	(4,267)	(4,921)
Total deferred tax liabilities	(14,344)	(13,288)

Net non-current deferred tax liability	$(208)	$(97)

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

On the basis of this evaluation, as of December 31, 2022 and 2021, a valuation allowance of $16.8 million and $16.7 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in objective and subjective evidence in future years. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s consolidated statement of operations, the effect of which would be an increase in reported net income. The amount of any such tax benefit associated with release of the Company's valuation allowance in a particular reporting period may be material.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

As of December 31, 2022, the Company had federal and state net operating losses of approximately $38.4 million and $26.7 million, respectively. As of December 31, 2021, the Company had federal and state net operating losses of approximately $44.7 million and $30.2 million, respectively. As of December 31, 2022, the Company has approximately $0.7 million of federal net operating losses available to offset future taxable income for 20 years and will begin to expire in 2036. The remaining $37.7 million of federal net operating losses are carried forward indefinitely to offset future taxable income up to an 80% limitation of taxable income in the year of use. The state net operating losses began to expire in 2022. These federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

For the years ended December 31, 2022 and 2021, the Company had no uncertain tax positions or interest and penalties related to uncertain tax positions. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses, if any.

Note 13 - Subsequent Events

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

Modification Agreement to the Main Street Priority Loan Program Facility

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

Annual Incentive Plan

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

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

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

The Asset Purchase Agreements contain customary representations, warranties and covenants by EAF and Clean Energy and are subject to customary closing conditions, including completion of due diligence by Clean Energy. The Company expects the sales under the Asset Purchase Agreements to close in the fourth quarter of 2023. The net proceeds from the sales under the Asset Purchase Agreements will be used for mandatory pay down of the Main Street Loan.

Equipment Purchase Agreement

On July 20, 2023, EAF entered into an Equipment Purchase Agreement (“Equipment Agreement”) with California Clean Energy, Inc. (“CCE”), whereby EAF agreed to sell certain equipment and other assets located in Fort Worth, Texas for a purchase price of $0.8 million. The sale under the Equipment Agreement closed in August 2023.

The net proceeds from the sale under the Equipment Agreement were used for mandatory pay down of the Main Street Loan.

Sale of San Antonio, Texas Property

On June 2, 2023, EAF entered into an agreement (the “San Antonio Agreement”) with Brazos De Santos Partners, Ltd. (“BDSP”) whereby EAF agreed to sell certain of its land located in San Antonio, Texas for a purchase price of $1.2 million. The sale under the San Antonio Agreement closed in October 2023. The net proceeds from the sale under the San Antonio Agreement were used for mandatory pay down of the Main Street Loan.

Raymond James Settlement

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

On November 22, 2022, Raymond James filed a demand for arbitration against EVO in which it alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. The complaint alleged that EVO failed to pay $3.3 million in fees and expenses.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

On August 31, 2023, EVO and Raymond James agreed to settle all claims brought by Raymond James against EVO in the arbitration. In connection therewith, EVO made a payment of $1.5 million to Raymond James on September 27, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Marcum LLP and appointment of Grant Thornton LLP

As previously disclosed in a current report filed with the SEC on September 8, 2021, the audit committee of EVO’s board of directors approved the dismissal of Marcum LLP (“Marcum”) and approved the appointment of Grant Thornton LLP (“Grant Thornton”) as EVO’s new independent registered public accounting firm.

During the two most recent fiscal years ended December 31, 2022 and 2021, which includes the date of Marcum’s dismissal, (1) there were no disagreements between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum would have caused it to make reference thereto in its reports on the Company’s financial statements for such years and (2) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K except as previously disclosed.

During the two most recent fiscal years ended December 31, 2022 and 2021, the Company did not consult with Grant Thornton on either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on the Company’s financial statements, and Grant Thornton did not provide either a written report or oral advice to the Company that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive and financial officers, is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) ("Exchange Act") that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act rules 13a-15 and 15d-15, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Company’s management, including its principal executive and financial officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting described below in “Evaluation of Internal Controls and Procedures” including limitations in management’s evaluation of internal controls as a result of insufficient documentation of internal controls under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). In light of these material weaknesses, we performed additional analysis and procedures in order to ensure that our financial statements included in this report were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K, when read with the notes thereto, present fairly in all material respects our financial position, results of operations and cash flows for the period presented in accordance with U.S. GAAP.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2022, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. Our management has implemented or intends to implement, as applicable, the remediation steps discussed below to address the material weaknesses and to improve our internal control over financial reporting.

Management’s Remediation Plan and Status of Remediation Efforts

In light of the control deficiencies identified at December 31, 2022, and described in the section titled “Evaluation of Internal Controls and Procedures,” we have designed and either have implemented or plan to implement the specific remediation initiatives described below:

•
More robust corporate governance including: (1) direct oversight of our internal controls by the audit committee of our board of directors; (2) review of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by our audit committee prior to filing with the SEC; and (3) communication of our Code of Business Conduct and Ethics to our employees and consultants.
•
We intend to implement procedures designed to ensure timely review of the consolidated financial statements, notes to our consolidated financial statements, and our Annual and Quarterly Reports on Forms 10-K and 10-Q by our chief executive officer, chief financial officer, our board of directors, and our audit committee, prior to filing with the SEC.
•
We intend to develop and implement enhanced internal control review procedures and documentation standards aligned with the COSO 2013 Framework.
•
A formalized financial reporting process that includes balance sheet and other reconciliations, properly prepared, supported and reviewed journal entries, properly segregated duties, and properly completed and approved close checklist and calendar.
•
Our technology platform (Netsuite) to support the formalized financial reporting process described above.
•
We have hired additional experienced individuals to prepare and approve the consolidated financial statements and footnote disclosures in accordance with U.S. GAAP.
•
We have relied and will continue to rely upon outside professionals to assist with our external reporting requirements to ensure the filing of our required reports with the SEC.
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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding EVO's officers and directors as of December 31, 2022. All ages are stated as of November 16, 2023.

Name	Age	Position
Michael Bayles	40	Chief Executive Officer, Director
Raj Kapur	64	SVP and Chief Accounting Officer, Interim Chief Financial Officer
Billy (Trey) Peck Jr.	40	Executive Vice President - Business Development
Patrick Seul	39	Executive Vice President - General Counsel and Secretary
Mark Anderson	61	Director
Chetan Bansal	50	Director
Anthony Coelho	81	Director
Raph Posner	43	Director
Scott C. Smith	65	Director
Alexandre Zyngier	54	Director

Michael Bayles. Mr. Bayles has served as EVO’s Chief Executive Officer since September 14, 2022 and has served as a director of EVO since March 11, 2022. He previously served as restructuring advisor to the Company from May 2020 to October 2020 and as chief restructuring officer and a member of the Board from October 2020 until March 2021. Mr. Bayles has served as vice president of investments of Slam Corp, a special purpose acquisition company, since March 2021. Mr. Bayles previously served as an analyst at Antara Capital from May 2018 until May 2020, and as a credit analyst at GLG Partners from May 2016 to December 2017. Prior to GLG Partners, Mr. Bayles was vice president at Avenue Capital Group from September 2008 to April 2016. Mr. Bayles has a bachelor’s degree in economics from the Wharton School of the University of Pennsylvania. We believe that Mr. Bayles’s significant restructuring and credit analysis experience make him well qualified to serve as Chief Executive Officer and as a member of the Board.

Raj Kapur. Mr. Kapur has served as EVO’s SVP and Chief Accounting Officer since May 2022. He has over 25 years of accounting and finance experience in high technology, manufacturing and software organizations such as MGC Pure Chemicals, Zounds, Gould Electronics and Honeywell. Prior to joining EVO, Raj served as corporate controller at MGC Pure Chemicals since March 2019. Mr. Kapur served as corporate controller then as chief financial officer of Zounds Hearing Inc. from April 2007 until February 2019. He acquired his Bachelor of Science in Accounting from Arizona State University and a Masters in Business Administration from the University of Phoenix. He is a Certified Public Accountant in Arizona.

Billy (Trey) Peck Jr. Mr. Peck has served as EVO’s Executive Vice President – Business Development since October 2020, a role he previously held from June 2018 until March 2020. Mr. Peck previously served as Chief Operating Officer of EVO from March 2020 to October 2020. In his role as Executive Vice President – Business Development, he leads the Company’s development of new and existing contracts with the USPS. He also assisted in the initial set up of new service sites for new contract arrangements with the USPS. Mr. Peck previously served as chief executive officer of Thunder Ridge Transport, Inc. (“Thunder Ridge”). Under Mr. Peck’s leadership, Thunder Ridge’s annual revenues grew from approximately $2.5 million in 2011 to approximately $50 million in 2018. Mr. Peck’s background in leading and operating a transportation business, particularly one that contracts with the USPS, supports his current position. Mr. Peck has an executive Master of Business Administration degree from Nova Southeastern University and a Bachelor of Arts in Business Administration from Flagler College.

Patrick Seul. Mr. Seul served as EVO’s Executive Vice President, General Counsel and Secretary from June 2021 to December 2022. Prior to joining EVO, he was a shareholder in the corporate and securities group of Fredrikson & Byron, P.A. in Minneapolis, where he worked from May 2016 to June 2021. From 2010 to April 2016, he practiced as a corporate attorney in Chicago. Mr. Seul received his JD from the Northwestern Pritzker School of Law, cum laude, and his BA from the University of Notre Dame.

Mark Anderson. Mr. Anderson has served as a director of EVO since October 2018, as the chair of the audit committee since February 2019 and as a member of our nominating and governance committee and operations committee since February 2023. Mr. Anderson brings over 30 years of experience in audit, accounting and finance with professional designations as a Certified Public Accountant and a Chartered Global Management Accountant. He is currently the Chief Financial Officer of Delta Dental of Arizona, a $320 million dental service corporation that is part of the $20 billion Delta Dental Plans Association. He has led Delta Dental of Arizona through the last 19 years of significant growth as the finance leader with additional responsibilities that have included underwriting, information technology, risk management, human resources and facilities management. Mr. Anderson has also worked closely with the CEO and other executives on strategic planning and business development initiatives. Mr. Anderson also serves as staff for the Audit/Investment Committee and the Finance Committee. His previous experience includes over 10 years at UnitedHealth Group starting out as the controller for Lifemark/Evercare and culminating in his role as Vice President of Finance in the Ovations Division. Prior to joining UHG, Mr. Anderson was associated with CBIZ/Mayer Hoffman McCann (formerly Miller Wagner & Co, CPA). Mr. Anderson has served on several boards as audit committee chair and board chair including the Arizona Society of Certified Public Accountants, Southwest Human Development and the Arizona Coyotes Foundation. Mr. Anderson holds a B.S. in Accounting from Brigham Young University and is a Certified Public Accountant in the state of Arizona. We believe that Mr. Anderson’s significant accounting expertise and his experience serving as a board member and audit committee member for companies in a variety of industries make him well qualified to serve as a member of our board of directors.

Chetan Bansal. Mr. Bansal has served as a director of EVO since June 2022. Mr. Bansal has served as Partner and Co-Head of Investment Research at Antara since March 2020, and has served as Chief Development Officer and as a member of the board of directors of Slam Corp. since February 2021. Mr. Bansal has over 25 years of experience as a private market investor. Mr. Bansal specializes in providing capital and advice to growth companies in varying capacities, including as a board member, minority owner and strategic investor. In addition, Mr. Bansal has significant experience investing in public market special situations, bankruptcies, stressed high-yield credit and levered equities. Prior to Antara, Mr. Bansal was Managing Director and Head of Illiquid Credit Solutions Group at BTIG from January 2019 to February 2020. Before joining BTIG, Mr. Bansal managed his family office from December 2017 to December 2018. Prior to that, Mr. Bansal co-managed a proprietary investment portfolio at Jefferies from January 2015 to September 2017. Prior to Jefferies, Mr. Bansal was a Director of Research at Citigroup, in its Distressed Debt Trading Group, from August 2008 to April 2012. Prior to Citigroup, Mr. Bansal spent six years in Silicon Valley, including four years at Cisco Systems in the Business Development Group from September 2001 to 2005, where he was charged with venture investments and strategic acquisitions. During his time at Crown Capital Partners from 1997 to 1999, Mr. Bansal wrote the business plan for Fresh Direct, a successful online grocer based in New York City, and sat on the boards of Cisco Systems Strategic India Counsel from 2003 to 2004, and board observer seats at Plaxo Inc from 2004 to 2005, which was acquired in 2008 by Comcast and CXO Systems from 2003 to 2004, which was acquired in 2004 by Cisco Systems. Mr. Bansal’s growth-stage equity investments include Via-On-Demand-Transit, an advanced micro-mobility company and SentinelOne, a cyber-security technology company. Mr. Bansal earned a Masters in Business Administration from the University of Chicago, Booth School of Business and a Bachelor of Arts in Computer Science from Northwestern University. We believe that Mr. Bansal’s significant investing and special situations experience make him well qualified to serve as a member of the Board.

Anthony Coelho. Mr. Coelho has served as a director of EVO since May 2021, as a member of our compensation committee since August 2021 and as the chair of our nominating and governance committee since February 2023. Mr. Coelho was a prominent member of the U.S. House of Representatives from 1978 to 1989. While a member of the House of Representatives, he authored the Americans with Disabilities Act, widely recognized as one of the most important pieces of civil rights legislation in the last 40 years. After leaving Congress, he joined Wertheim Schroder & Company, an investment banking firm in New York, and became president and CEO of Wertheim Schroder Financial Services from 1990 to 1995. From 1995 to 1997, he served as chairman and CEO of an education and training technology company that he established and subsequently sold. In 1998, President Clinton appointed him as the U.S. Commissioner General for the World’s Fair in Lisbon, Portugal. He served as general chairman of the presidential campaign of former Vice President Al Gore from April 1999 until June 2000. Since 1997, Mr. Coelho has worked independently as a business and political consultant. Mr. Coelho also served as chairman of the President’s Committee on Employment of People with Disabilities from 1994 to 2001. He previously served as chairman of the board of the Epilepsy Foundation and chairman of the board for the American Association for People with Disabilities. Mr. Coelho has served on a number of boards, including those of Circus Circus, Warren Resources, Kaiser Resources and Cyberonics. Since 1991, he has been a member of the board of Service Corporation International (NYSE: SCI), a publicly traded company, as its lead independent director. Mr. Coelho has been a member of the board of directors of Esquire Financial

Holdings, Inc. (NASDAQ: ESQ), a publicly traded company, since 2010 and has served as chairman of its board since August 2018. He has also served as a director of AudioEye, Inc. (NASDAQ: AEYE), a publicly traded company, since 2014 and serves as chair of its nominating and corporate governance committee and on its compensation and audit committees. Mr. Coelho earned a Bachelor of Arts degree in Political Science from Loyola Marymount University in 1964. We believe that Mr. Coelho’s political acumen and contacts, as well as his extensive executive, financial and business experience, make him well qualified to serve as a member of the Board.

Raph Posner. Mr. Posner has served as a director of EVO since June 2022 and as a member of our nominating and governance committee since February 2023. He has served as General Counsel & Chief Compliance Officer (GC/CCO) of Antara since February 2021. Prior to Antara, he spent five years as the General Counsel, Chief Compliance Officer & Legal Analyst at Warlander Asset Management, a credit hedge fund, where he was the sole in-house lawyer responsible for all legal and regulatory matters within the firm and responsible for assisting the firm in evaluating legal and regulatory risk related to prospective and existing investments. Prior to Warlander, Mr. Posner spent nearly eight years at MatlinPatterson Global Advisers, in a variety of legal roles. At MatlinPatterson, he was personally responsible for overseeing all legal and regulatory matters related to the firm’s private equity portfolio companies. Prior to MatlinPatterson, he was an associate with the law firm Bracewell LLP and prior to that began his legal career as an associate with the law firm Hawkins, Delafield & Wood LLP. Mr. Posner earned a Bachelor of Arts from Georgetown University and a Juris Doctorate from The Georgetown University Law Center. We believe that Mr. Posner’s significant legal and regulatory experience make him well qualified to serve as a member of the Board.

Scott C. Smith. Mr. Smith has served as a director of EVO since August 2018, as the chair of our compensation committee since February 2019 and as a member of our audit committee since February 2023. He has an extensive background as a seasoned human resources executive with over 30 years of experience in managing human resources for private and publicly traded companies. He brings a proven track record of aligning HR functions with business strategies to drive growth. Mr. Smith currently serves as the managing partner for TowerHunter, a boutique executive search company he co-founded with notable clients in the healthcare, insurance, financial services and logistics sectors. He is currently the Chairman of the Board for the Greater Phoenix Chamber of Commerce. In addition, he is a former managing partner for Fahrenheit Group, a financial services and human resources consulting and professional services firm headquartered in Richmond, Va. Previously, Mr. Smith served in senior HR positions at Washington Inventory Service, VLSI Technology and American Express, as well as the co-president of the Arizona Human Resources Executive Forum. We believe that Mr. Smith’s significant human resources and general business experience makes him well qualified to serve as a member of the Board.

Alexandre Zyngier. Mr. Zyngier has served as a director of EVO since December 2020, as chairman of our board of directors since June 2022, as a member of our audit committee since April 2021 and as a member of our compensation committee and our operations committee since February 2023. Mr. Zyngier has been the Managing Director of Batuta Advisors since founding it in August 2013. The firm pursues high return investment and advisory opportunities in the distressed and turnaround sectors. Mr. Zyngier has over 30 years of investment, strategy and operating experience. He has served as a director of Atari SA since 2014, as a director of Schmitt Industries since 2021 and as a Director of Arrival SA since 2023. Mr. Zyngier also previously served as a director of Torchlight Energy Resources Inc. from 2016 until 2021, as a director of Applied Minerals Inc. from 2017 until 2019, and as a director of AudioEye, Inc. from 2015 until 2020. Before starting Batuta Advisors, Mr. Zyngier was a portfolio manager at Alden Global Capital from February 2009 until August 2013, investing in public and private opportunities. He has also worked as a portfolio manager at Goldman Sachs & Co. and Deutsche Bank Co. Additionally, he was a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble. Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BS in Chemical Engineering from UNICAMP in Brazil. We believe that Mr. Zyngier’s extensive experience in investment and advisory services with various companies makes him well qualified to serve as a member of the Board and as chair.

Arrangements or Understandings pursuant to which Executive Officers and Directors were Appointed

On June 1, 2018, EVO entered into an equity purchase agreement with Billy (Trey) Peck Jr., pursuant to which EVO acquired all of the issued and outstanding shares in Thunder Ridge from Mr. Peck and Thunder Ridge became a wholly-owned subsidiary of EVO. In connection with the acquisition, EVO entered into an employment agreement with Mr. Peck to serve as executive vice president of business development for EVO.

(b) Family Relationships.

There are no family relationships among our directors or executive officers.

(c) Involvement in Certain Legal Proceedings.

To our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no federal or state judicial or administrative orders, judgments or decrees or findings, no violations of any federal or state securities law, and no violations of any federal commodities law material to the evaluation of the ability and integrity of any director (existing or proposed) or executive officer (existing or proposed) of the Company during the past 10 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires EVO's directors and officers, and persons who beneficially own more than 10% of a registered class of EVO’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of EVO’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish EVO with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to EVO, or written representations that no applicable filings were required, EVO believes that all such filings were filed on a timely basis for the fiscal year ended December 31, 2022, except that (i) Mr. Bansal failed to timely file a Form 3 in connection with his appointment to the Board; (ii) Mr. Danny Cuzick failed to timely file a Form 3 in connection with his greater than 10% stock ownership and failed to timely file Form 4s reporting three transactions; (iii) Mr. Peck failed to timely file a Form 4 reporting one transaction; (iv) Mr. Posner failed to timely file a Form 3 in connection with his appointment to the Board; (v) Mr. Smith failed to timely file a Form 4 reporting one transaction; and (vi) Mr. Zyngier failed to timely file a Form 4 reporting one transaction.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is attached as Exhibit 14.1 to EVO’s Form 10-K filed on March 28, 2011.

Board Committees

On February 7, 2019, the Board established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating Committee. The Audit and Compensation committees have written charters, copies of which are included as Exhibits 99.1 and 99.2 to EVO’s Annual Report on Form 10-K filed on May 30, 2019. The Nominating Committee has not yet completed its charter. The Board determined that Mr. Anderson, a member of our Board and Audit Committee, qualifies as an “audit committee financial expert” as that term is defined by Item 407(d)(5)(ii) of Regulation S-K.

The following table sets forth certain information regarding the composition of each standing committee as of December 31, 2022:

Name	Audit Committee	Compensation Committee	Nominating Committee
Mark Anderson	X (Chair)
Chetan Bansal
Michael Bayles
Anthony Coelho		X	X (Chair)
Raph Posner
Scott C. Smith	X	X (Chair)
Alexandre Zyngier	X

On February 16, 2023, the Board reconstituted the three standing committees and established the Operations Committee. The following table sets forth certain information regarding the composition of each standing committee as of November 16, 2023:

Name	Audit Committee	Compensation Committee	Nominating Committee	Operations Committee
Mark Anderson	X (Chair)		X	X
Chetan Bansal
Michael Bayles				X (Chair)
Anthony Coelho		X	X (Chair)
Raph Posner			X
Scott C. Smith	X	X (Chair)
Alexandre Zyngier	X	X		X

Audit Committee

As of December 31, 2022, our Audit Committee was comprised of three members, all of whom are independent directors as defined under the rules of NASDAQ, and is responsible for performing such tasks as (i) appointing, compensating, retaining and overseeing our independent registered public accounting firm; (ii) meeting with management and representatives of our independent registered public accounting firm to review our internal and external financial reporting, including periodically without management present; (iii) reviewing the scope of the independent registered public accounting firm’s examination and audit procedures to be utilized; (iv) considering comments by the registered public accounting firm regarding internal controls and accounting procedures and management’s response to those comments; and (v) pre-approving any audit and non-audit services to be provided by our independent registered public accounting firm. The Board determined that Mr. Anderson qualifies as an “audit committee financial expert” as that term is defined by Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

As of December 31, 2022, our Compensation Committee was comprised of two members, both of whom are independent directors as defined under the rules of NASDAQ, and is responsible for performing such tasks as (i) assisting in defining our executive compensation philosophy and administering our compensation plans; (ii) reviewing management’s recommendations with respect to the salaries and any bonuses paid and equity grants awarded to executives; (iii) reviewing our retirement plans and employee benefits, if we adopt any; (iv) overseeing and evaluating compensation-related risks; and (v) reviewing and recommending to the full board for approval the compensation-related discussion appearing in our annual proxy statement or information statement or other filings with the SEC.

Nominating Committee

As of December 31, 2022, our Nominating Committee was comprised of one member and had not yet adopted a charter.

Stockholder Nominations of Director Candidates for Election to the Board

The Nominating Committee will consider director candidates recommended by stockholders. The Nominating Committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. To nominate a director for election at our next meeting of stockholders, a stockholder must submit such nomination in writing to our Chief Executive Officer at 2075 West Pinnacle Peak Road, Suite 130, Phoenix, AZ 85027 not later than the 10th day following the day on which public announcement of the date of our next meeting of stockholders is first made by EVO. The Nominating Committee has not specified minimum criteria for director nominees, but the Nominating Committee will evaluate all candidates properly nominated based on the criteria set forth above.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual who served as EVO’s principal executive officer during the fiscal year ended December 31, 2022; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of December 31, 2022 and who earned total compensation in excess of $100,000 during such fiscal year; and (iii) the individual for whom disclosure would have been provided pursuant to Regulation S-K but for the fact that such individual was not serving as an executive officer of EVO as of December 31, 2022 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Michael Bayles	2022	$91,250	—	—		—	—			$91,250
Chief Executive Officer, Director	2021	$65,502	$60,000	—		—	—			$125,502
Thomas J. Abood	2022	$326,538	—	—	—	—	—	—		$326,538
Chief Executive Officer	2021	$334,614	—	—	$95,668	—	—	$100,000	(1)	$530,282
Billy (Trey) Peck, Jr.	2022	$242,308	$90,000	—	—	—	—	—		$332,308
Executive Vice President - Business Development
Eugene Putnam	2022	$266,154	$92,000	—	—	—	—	—		$358,154
Executive Vice President - Corporate Services
Patrick Seul	2022	$290,064	$120,000	—	—	—	—	—		$410,064
Executive Vice President - General Counsel and Secretary

(1) Pursuant to the terms of his employment agreement, Mr. Abood is entitled to a non-accountable travel supplement of $25,000 per quarter.

As of December 31, 2022, the Company had approximately 1,760 employees, consisting of 1,200 full-time employees and 560 part-time employees.

The employment agreements with our named executive officers are summarized below.

Except for the Amended 2018 Plan, the 2021 AIP and the 2021 LTIP (all summarized in Item 12 below), as of December 31, 2022, no other retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. On May 30, 2023, EVO adopted the Annual Incentive Plan of EVO Transportation & Energy Services, Inc. (the “2023 AIP”) and the forms of restricted stock unit award agreements to be granted under the Amended 2018 Plan. See Part II, Item 8 of this Form 10-K in the Notes to the Consolidated Financial Statements, Note 13, “Subsequent Events,” for descriptions thereof.

Employment Agreements

Our executive compensation program is designed to attract and retain talent in our industry with the greatest potential to ensure we execute on the Company’s business goals to promote both short- and long-term profitable growth of the Company, and to create long-term stockholder value. In September 2022, the Company consummated certain transactions that constituted a recapitalization of the Company. In connection therewith, the Company made several changes to management as described below.

Thomas J. Abood

Mr. Abood served as Chief Executive Officer of EVO from September 2019 to September 2022. On April 10, 2020, EVO entered into an amended and restated executive employment agreement with Thomas J. Abood, as further amended on November 4, 2020 (the “Abood Employment Agreement”), amending and restating Mr. Abood’s previous employment agreement dated September 23, 2019, pursuant to which he first agreed to serve as EVO’s Chief Executive Officer. The Abood Employment Agreement had an initial term ending December 31, 2023. Mr. Abood was eligible to earn an annual base salary of $300,000, incentive compensation based on his performance as determined by the Board, and additional awards of stock options pursuant to any plans or arrangements the Company may have had in effect from time to time. Beginning October 1, 2020, EVO paid Mr. Abood a non-accountable quarterly transportation supplement of $25,000. Pursuant to the Abood Employment Agreement, EVO agreed to grant Mr. Abood options to purchase 1,200,000 shares of EVO’s common stock at a price of $2.50 per share. 25% of the options vested on the grant date and the remaining options vest in equal annual installments on the first, second and third anniversary of the effective date of the Abood Employment Agreement.

On September 12, 2022, the Abood Employment Agreement was terminated. On October 17, 2022, EVO and Mr. Abood entered into a Separation Agreement and Release (“Abood Separation Agreement”) pursuant to which (i) Mr. Abood was paid $81,009 as final pay, (ii) EVO agreed to pay Mr. Abood an aggregate of $300,000 over 12 months as separation pay and $33,901 for COBRA continuation coverage, (iii) the parties agreed to extend the maturity date of the Senior Secured Loan and Executive Loan Agreement, dated as of March 11, 2022, and (iv) increased the number of shares of the warrant held by Mr. Abood to 2,169,671 shares of EVO’s common stock. The amounts paid to Mr. Abood in 2022 are shown above in the Summary Compensation Table. Through September 30, 2023, EVO paid Mr. Abood $225,000 pursuant to the Abood Separation Agreement.

Michael Bayles

See “—Director Compensation” for a description of the payments to Mr. Bayles for his service as a member of the Board prior to his appointment as Chief Executive Officer.

On July 10, 2023, EVO entered into an executive employment agreement with Mr. Bayles (the “Bayles Employment Agreement”) pursuant to which Mr. Bayles serves as EVO’s Chief Executive Officer. See our Current Report on Form 8-K dated July 10, 2023 for a description of the Bayles Employment Agreement.

Billy (Trey) Peck, Jr.

On June 1, 2018, EVO entered into an employment agreement (the “Peck Employment Agreement”) with Mr. Peck pursuant to which Mr. Peck serves as EVO’s Executive Vice President – Business Development. Such agreement was amended on March 23, 2020 and January 1, 2021 (as amended, the “Peck Employment Agreement”). The Peck Employment Agreement provides for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the Peck Employment Agreement, Mr. Peck is entitled to base compensation of $225,000 per year, incentive compensation based on Peck’s performance as determined by the Board and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time. If Mr. Peck is terminated without cause or he resigns with good reason, he will be entitled to receive severance, subject to his execution and non-revocation of a release of claims in favor of the Company and its officers, directors and affiliates, equal to any unpaid base salary, reimbursement for unpaid expenses and all other accrued payments or benefits through his termination date, plus the greater of: (i) his monthly base salary at the level in effect immediately prior to his termination date, multiplied by number of full or partial months, if any, in the period beginning on his termination date and ending on the date his initial employment term would have ended, if later than his termination date or (ii) one-half of his annual base salary at the level in effect immediately prior to his termination date. The Peck Employment Agreement also includes a customary confidentiality covenant and one-year post-termination non-solicitation and non-interference covenants. On June 23, 2023, the Peck Employment Agreement was further amended to increase base compensation to $250,000.

Eugene Putnam

Mr. Putnam served as EVO’s Chief Financial Officer from July 2019 to August 2022 and has served as Executive Vice President – Corporate Services since August 2022. On July 22, 2019, EVO entered into an executive employment agreement with Mr. Putnam (the “Putnam Employment Agreement”) pursuant to which Mr. Putnam served as EVO’s Chief Financial Officer. The Putnam Employment Agreement provided for an initial term of four years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the Putnam Employment Agreement, Mr. Putnam was entitled to base compensation of $230,000 per year, incentive compensation based on Mr. Putnam’s performance as determined by the Board and awards of stock options pursuant to any plans or arrangements the Company may have in effect from time to time. The Putnam Employment Agreement also includes a customary confidentiality covenant and one-year post-termination non-solicitation and non-interference covenants. The Putnam Employment Agreement was terminated on July 21, 2023.

Patrick Seul

Mr. Seul served as EVO’s Executive Vice President, General Counsel and Secretary from June 2021 to December 2022. On June 21, 2021, EVO entered into an executive employment agreement with Mr. Seul (the “Seul Employment Agreement”) pursuant to which Mr. Seul served as EVO’s Executive Vice President, General Counsel and Secretary. The Seul Employment Agreement provided for an initial term of three years, with automatic extensions (absent notice to the contrary) of one year upon the expiration of the initial term or any renewal term. Under the Seul Employment Agreement, Mr. Seul was entitled to base compensation of $250,000 per year, incentive compensation based on Mr. Seul’s performance as determined by the Board. Upon commencement of Mr. Seul’s employment term, EVO agreed to grant Mr. Seul stock options to purchase 750,000 shares of common stock at a price per share equal to the lesser of $2.50 and the price at which options are granted to EVO’s executive officers and directors in 2021, 250,000 of which options vested upon issuance, 250,000 of which vested in June 2022, and 250,000 of which would have vested in June 2023. The Seul Employment Agreement was terminated on December 31, 2022. Pursuant to the Seul Employment Agreement, Mr. Seul was entitled to receive a severance payment and certain other payments equal to any unpaid base salary, reimbursement for unpaid expenses and all other accrued payments or benefits through his termination date. On November 23, 2022, EVO and Mr. Seul entered into a Retention Agreement (the “Seul Retention Agreement”) pursuant to which (i) Mr. Seul remained an employee of EVO through December 31, 2022, (ii) EVO agreed to pay Mr. Seul a stay bonus of $45,000 and (iii) EVO agreed to pay Mr. Seul $125,000 in lieu of separation pay otherwise payable under the Seul Employment Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the number of shares covered by exercisable options and unexerciseable options held by the named executive officers on December 31, 2022:

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas J. Abood	April 12, 2018	100,000	—		2.50	April 12, 2028
	September 23, 2019	1,250,000	—		1.50	September 23, 2029
	April 10, 2020	900,000	300,000	(1)	1.50	April 10, 2030
	December 27, 2020	23,231	—		1.50	December 27, 2030
Michael Bayles	—	—	—		—	—
Billy (Trey) Peck, Jr.	December 27, 2020	20,000	—		1.50	December 27, 2030
Eugene Putnam	July 22, 2019	400,000	—		1.50	July 22, 2029
	December 27, 2020	18,577	—		1.50	December 27, 2030
Patrick Seul	August 03, 2021	750,000	—		1.50	August 03, 2031

(1)
Options vest as to 300,000 shares on April 10, 2023.

Director Compensation

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2022:

Name	Fees earned or paid in cash ($)(4)	Stock awards ($)(5)	Option awards ($)	All other compensation ($)	Total ($)
Mark M. Anderson	$110,500				$110,500
Chetan Bansal	—	—	—	—	—
Anthony Coelho	$75,525				$75,525
Danny Cuzick (1)	$40,000				$40,000
Scott M. Honour (2)	$52,500				$52,500
Raph Posner	—	—	—	—	—
Scott C. Smith	$82,800				$82,800
R. Scott Wheeler (3)	$—			$10,500	$10,500
Alexandre Zyngier	$142,683			$200	$142,883

(1)
Mr. Cuzick served on the Board from February 2017 to May 31, 2022.
(2)
Mr. Honour served on the Board from November 2016 to October 5, 2022.
(3)
Mr. Wheeler served on the Board from August 2018 to May 31, 2022.
(4)
Amounts reflect fees earned in 2021 and paid in 2022 and fees earned in 2022 and paid in 2023.
(5)
Amounts reflect the grant date fair value of the award, as determined by the Board.

For 2022, non-employee directors earned an annual retainer of $50,000 and meeting fees of $1,000 for each board or committee meeting the director attended by person, or $500 for each meeting attended via teleconference. Effective June 1, 2022, the Chairman of the Board earned an additional annual retainer of $30,000. For 2022, the chairmen of the following committees earned the following: (i) Audit Committee, $10,000 annual retainer, (ii) Compensation Committee, $5,000 annual retainer and (iii) Nominating Committee, $5,000 annual retainer. In October 2022, the Board established the Operations Committee, for which Mr. Anderson earned an annual retainer of $10,000 and Mr. Zyngier earned an annual retainer of $20,000. From June 2022 to September 2022, the Board established an ad hoc oversight committee. Mr. Bayles earned a retainer of $20,000 per month for his service as chairman of the ad hoc oversight committee, Mr. Anderson earned a retainer of $5,000 per month to serve as a member of such committee and Mr. Zyngier earned a retainer of $15,000 per month to serve as a member of such committee. All retainers are payable quarterly in arrears.

Except as summarized in the previous paragraphs, no members of our board of directors are currently compensated for their services. Our directors are reimbursed for reasonable expenses incurred in connection with their service and may be compensated by certain stockholders to the extent they were initially appointed as designees on behalf of such holders.

Departure of Directors; Election of Directors

On March 11, 2022, the Board appointed Mr. Bayles as a member of the Board to fill a newly-created vacancy on the Board. He previously served on the Board from October 9, 2020 until March 12, 2021.

Mr. Bayles was appointed to serve on the Audit Committee, the Compensation Committee and the Nominating Committee. On September 14, 2022, the Board appointed Mr. Bayles as Chief Executive Officer of EVO and Mr. Bayles resigned from the Audit Committee, the Compensation Committee and the Nominating Committee.

On May 31, 2022, Messrs. Cuzick and Wheeler resigned as members of the Board and the Board appointed Messrs. Bansal and Posner to fill the resulting vacancies. The Company does not pay Messrs. Bansal and Posner annual retainers.

On June 8, 2022, Mr. Zyngier was appointed as chairman of the Board.

On October 5, 2022, Mr. Honour resigned as a member of the Board.

On October 17, 2022, Mr. Abood resigned as a member of the Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table lists, as of November 16, 2023, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our named executive officers and directors; and (iii) all of our officers and directors as a group. Applicable percentage ownership is based on 435,200,219 shares of common stock outstanding as of November 16, 2023, together with applicable options, warrants and restricted stock units for each stockholder. Unless otherwise indicated, the address of each person listed below is in the care of EVO Transportation & Energy Services, Inc., 2075 West Pinnacle Peak Road, Suite 130, Phoenix, AZ 85027.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and restricted stock units currently exercisable or exercisable within 60 days. Shares of our capital stock issuable pursuant to options, warrants or restricted stock units are deemed to be outstanding for purposes of computing the beneficial ownership percentage of the person or group holding such options, warrants or restricted stock units but are not deemed to be outstanding for purposes of computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner or Identity of Group(1)	Number of Shares Beneficially Owned			Series C Preferred Stock		Series D Preferred Stock
5% Beneficial Owners	Shares		Percent	Shares	Percent	Shares	Percent
Antara Capital Master Fund LP 500 Fifth Avenue, Suite 2320 New York, New York 10110	345,503,483		79.39%	1	100.00%	1	100.00%
John Lampsa & Ursula Lampsa	25,848,001	(2)	5.83%	—	—	—	—
Danny R. Cuzick	70,858,115	(3)	15.01%	—	—	—	—
Executive Officers and Directors
Michael Bayles	—		*	—	—	—	—
Thomas J. Abood	2,296,527	(4)	*	—	—	—	—
Billy (Trey) Peck, Jr.	10,095,177	(5)	2.29%	—	—	—	—
Eugene Putnam	332,848	(6)	*	—	—	—	—
Patrick Seul	750,000	(7)	*	—	—	—	—
Scott M. Honour	164,099	(8)	*	—	—	—	—
Raph Posner	—		*	—	—	—	—
R. Scott Wheeler	903,375	(9)	*	—	—	—	—
Scott Smith	633,997	(10)	*	—	—	—	—
Mark Anderson	813,997	(11)	*	—	—	—	—
Alexandre Zyngier	4,558,202	(12)	1.04%	—	—	—	—
Tony Coelho	733,997	(13)	*	—	—	—	—
Chetan Bansal	—		*	—	—	—	—
All executive officers and directors as a group (12 persons)	18,227,646	(14)	4.16%	—	—	—	—

* Less than 1%

(1)
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of voting stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants, restricted stock units or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants, restricted stock units or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
(2)
Includes 8,349,334 shares of common stock issuable upon the exercise of warrants.

(3)
Includes 2,978,500 shares of common stock issuable upon the exercise of options and 33,762,501 shares of common stock issuable upon the exercise of warrants.
(4)
Includes 2,169,671 shares of common stock issuable upon the exercise of warrants.
(5)
Includes 395,000 shares of common stock issuable upon the exercise of options, 665,697 shares of common stock issuable upon the exercise of restricted stock units and 3,511,493 shares of common stock issuable upon the exercise of warrants.
(6)
Represents 332,848 shares of common stock issuable upon the exercise of restricted stock units.
(7)
Represents 750,000 shares of common stock issuable upon the exercise of options.
(8)
Includes (i) 136,829 shares that are owned by Falcon Capital LLC, of which Scott M. Honour is the beneficial owner; (ii) and 27,270 shares that are owned by Honour Capital LP, of which Scott M. Honour is the beneficial owner. The business address of Falcon Capital LLC and Honour Capital LP is 315 E. Lake St. Suite 301, Wayzata, MN 55391.
(9)
Includes 330 shares of common stock held by Pecan River Advisors, LLC, of which Mr. Wheeler is the beneficial owner. Includes 831,703 shares of common stock issuable upon the exercise of warrants.
(10)
Represents 633,997 shares of common stock issuable upon the exercise of restricted stock units.
(11)
Includes 180,000 shares of common stock issuable upon the exercise of options and 633,997 shares of common stock issuable upon the exercise of restricted stock units.
(12)
Includes 105,500 shares of common stock issuable upon the exercise of options, 1,282,717 shares of common stock issuable upon the exercise of warrants and 3,169,985 shares of common stock issuable upon the exercise of restricted stock units.
(13)
Includes 100,000 shares of common stock issuable upon the exercise of options and 633,997 shares of common stock issuable upon the exercise of restricted stock units.
(14)
Includes options, warrants and restricted stock units to purchase a total of 12,704,659 shares of common stock. See Footnotes 5 and 10 through 13 above.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 12, 2018, the Board adopted an equity compensation plan (the “2018 Plan”) to retain and incentivize key personnel to drive the success of the Company. On August 13, 2018, the Board approved an Amended and Restated 2018 Stock Incentive Plan (the “Amended 2018 Plan”), amending and restating the 2018 Plan in its entirety. The principal provisions of the Amended 2018 Plan are summarized below. This summary is not a complete description of all the Amended 2018 Plan’s provisions and is qualified in its entirety by reference to the Amended 2018 Plan, which is filed as an exhibit to EVO’s Annual Report on Form 10-K for the year ended December 31, 2018. Capitalized terms used but not defined herein have the meanings set forth in the Amended 2018 Plan.

On May 30, 2023, the Compensation Committee approved the 2023 AIP and the forms of restricted stock unit award agreements to be granted under the Amended 2018 Plan. See Part II, Item 8 of this Form 10-K in the Notes to the Consolidated Financial Statements, Note 13, “Subsequent Events,” for descriptions thereof.

Amended 2018 Plan

Administration

The Board delegated the administration of the Amended 2018 Plan to the Compensation Committee of the Board. The Board and any committee to which it may delegate the administration of the Amended 2018 Plan from time to time are collectively referred to in the Amended 2018 Plan as the “Administrator.”

The Administrator may delegate to one or more committees and/or sub-committees, or to one or more officers of EVO such administrative duties or powers as it may deem advisable. The Administrator may, by resolution, authorize one or more officers of EVO to do one or both of the following on the same basis as the Administrator: (i) designate employees to be recipients of awards under the Amended 2018 Plan and (ii) determine the size of any such awards; provided, however, that the committee may not delegate such responsibilities to any such officer for awards granted to an employee who is an officer or director of EVO or the beneficial owner of more than 10% of EVO’s common stock; the resolution providing such authorization sets forth the total number of awards such officer(s) may grant; and the officer(s) must report periodically to the Administrator regarding the nature and scope of the awards granted pursuant to the authority delegated.

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

Eligibility

Any employee, director or consultant may participate in the Amended 2018 Plan; provided, however, that only employees are eligible to receive incentive stock options. Additionally, EVO may grant certain performance-based awards to “covered employees” in compliance with Section 162(m) of the Internal Revenue Code. These covered employees include our executive officers. Section 162(m) generally limits the corporate tax deduction for compensation paid to executive officers that is not “performance-based” to $1,000,000 per executive officer. “Performance-based” compensation meeting certain requirements is not counted against the $1,000,000 limit and generally remains fully deductible for tax purposes.

Shares Available for Awards

The stock to be awarded or optioned under the Plan (the “share authorization”) will consist of authorized but unissued or reacquired shares of common stock. The maximum aggregate number of shares of common stock reserved and available for awards under the Amended 2018 Plan originally was 6,250,000 shares and subsequently was increased to 12,000,000 shares, subject to adjustment for any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture or extraordinary dividend (including a spin-off) or any other similar change in the corporate structure or shares of EVO. Any adjustment determination made by the Administrator will be final, binding and conclusive.

Type of Awards and Terms and Conditions

The Amended 2018 Plan provides that the Administrator may grant awards to eligible participants in any of the following forms, subject to such terms, conditions and provisions as the Administrator may determine to be necessary or desirable:

•
stock options, including both incentive stock options (“ISOs”) and non-qualified stock options;
•
stock appreciation rights;
•
restricted stock;
•
performance awards; and
•
stock bonuses.

Options. Options may either be incentive stock options, which are specifically designated as such for purposes of compliance with Section 422 of the Internal Revenue Code, or non-qualified stock options. Options vest as determined by the Administrator, subject to applicable performance objectives and statutory limitations regarding the maximum term of ISOs and the maximum value of ISOs that may vest in one year. The exercise price of each share subject to an ISO will be equal to or greater than the fair market value of a share on the date of the grant of the ISO, except in the case of an ISO grant to a stockholder who owns stock possessing more than 10% of the total combined voting power of all classes of stock of EVO or its parent or any subsidiary, the exercise price will be equal to or greater than 110% of the fair market value of a share on the grant date. Non-qualified stock options vest as determined by the Administrator, subject to applicable performance objectives and statutory limitations regarding the maximum term of non-qualified stock options. The exercise price of each share subject to a non-qualified stock option will be determined by the Administrator at the time of grant but must be equal to or greater than the fair market value of a share on the date of grant. Recipients of options have no rights as stockholders with respect to any shares covered by the award until the award is exercised and a stock certificate or book entry evidencing such shares is issued or made, respectively.

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

Stock Appreciation Rights. A stock appreciation right may be granted independent of, or in tandem with, a previously or contemporaneously granted stock option, as determined by the Administrator. Generally, upon exercise of a stock appreciation right, the recipient will receive cash, shares of EVO stock, or a combination of cash and stock, with a value equal to the excess of: (i) the fair market value of a specified number of shares of EVO stock on the date of the exercise, over (ii) a specified exercise price. Stock appreciation rights vest as determined by the Administrator, subject to applicable performance objectives and statutory limitations regarding the maximum term of stock appreciation rights. Recipients of stock appreciation rights have no rights as a stockholder with respect to any shares covered by the award until the date a stock certificate or book entry evidencing such shares is issued or made, respectively.

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

Change of Control

Unless otherwise provided in the terms of an award, upon a change of control of EVO, as defined in the Amended 2018 Plan, the Administrator may provide for one or more of the following: (i) the acceleration of the exercisability, vesting, or lapse of the risks of forfeiture of any or all awards (or portions thereof); (ii) the complete termination of the Amended 2018 Plan and the cancellation of any or all awards (or portions thereof) that have not been exercised, have not vested, or remain subject to risks of forfeiture, as applicable in each case as of the effective date of the change of control; (iii) that the entity succeeding EVO by reason of such change of control, or the parent of such entity, must assume or continue any or all awards (or portions thereof) outstanding immediately prior to the change of control or substitute for any or all such awards (or portions thereof) a substantially equivalent award with respect to the securities of such successor entity, as determined in accordance with applicable laws and regulations; or (iv) that participants holding outstanding awards will become entitled to receive, with respect to each share of common stock subject to such award (whether vested or unvested, as determined by the Administrator pursuant to the Amended 2018 Plan) as of the effective date of any such change of control, cash in an amount equal to (1) for participants holding options or stock appreciation rights, the excess of the fair market value of such common stock on the date immediately preceding the effective date of such change of control over the exercise price per share of options or stock appreciation rights, or (2) for participants holding awards other than options or stock appreciation rights, the fair market value of such common stock on the date immediately preceding the effective date of such change of control. The Administrator need not take the same action with respect to all awards (or portions thereof) or with respect to all participants.

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

The 2021 AIP provides the Company’s executive officers and other participating employees with an opportunity to earn cash incentive compensation based upon the achievement of performance goals over a specified performance period. All of the Company’s executive officers and certain other employees designated as eligible employees from time to time are eligible to participate in the 2021 AIP. The 2021 AIP focuses on achievement of certain annual objectives and goals, as determined by the Compensation Committee at the beginning of each calendar year, and provides that the participants may earn a pre-determined percentage of their respective base salaries for the achievement of such specified goals. Under the 2021 AIP, the payout opportunity is contingent upon meeting the threshold performance levels, and thereafter varies for performance above and below the pre-established target performance levels, subject to a maximum award level. With respect to EVO’s chief executive officer, the target award equals 50% of 2021 base salary, and with respect to EVO’s other named executive officers the target award equals 40% of base salary, all as adjusted based upon meeting or exceeding the performance levels established by the Compensation Committee for 2021, and cannot exceed a maximum payment limit specified by the Compensation Committee. The 2021 AIP also provides that each named executive officer’s award will be forfeited if such executive officer’s employment does not continue through December 31 of the applicable plan year.

The performance metrics on which awards under the 2021 AIP were granted include 2021 revenue and EBITDA, and payment of incentive awards under the 2021 AIP is dependent upon achievement of defined goals for each performance metric. However, the Compensation Committee retains the discretion to increase, reduce or eliminate any incentive award that becomes payable under the 2021 AIP. Awards under the 2021 AIP will be granted for services provided in calendar year 2021 and will be payable in 2022. Incentive awards under the 2021 AIP are paid in cash following the end of calendar year 2021 and after the Compensation Committee has determined and certified the level of performance achieved and the incentive awards earned.

Also on August 17, 2021, the Compensation Committee approved the EVO Transportation & Energy Services, Inc. 2021 Annual Incentive Plan (the “2021 LTIP”), pursuant to which the Company expects to make annual long term incentive awards based on shares of EVO’s common stock, including restricted stock units (“RSUs”) and non-statutory stock options. Awards under the 2021 will be made under and pursuant to the terms of the Amended 2018 Plan. Under the 2021 LTIP, the Compensation Committee will make time-based RSU and stock option awards to key employees, including the named executive officers. The value of the 2021 LTIP awards will be based upon a percentage of the named executive officer’s salary. Under the 2021 LTIP, a named executive officer’s 2021 LTIP award is comprised of 50% of time-based RSUs and 50% stock options. Time-based RSU awards under the 2021 LTIP will vest three years from the date of grant, and stock option awards will vest ratably in one-third increments on each of the first, second and third anniversaries of the date of the grant conditional upon continued employment with the Company.

“See Note 13, Subsequent Events, for a description of the Annual Incentive Plan of EVO Transportation & Energy Services, Inc. and the restricted stock unit award agreements, each of which was approved in May 2023.”

Equity Compensation Plan Information

The table below provides summary information about the securities issuable under our equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	9,627,942	$2.03	2,372,058
Total	9,627,942	$2.03	2,372,058

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Transactions with Related Persons

Accounts Payable - Related Party

On February 15, 2019, the Company entered into an agreement to lease software technology for operations from a company owned by one of the Company’s officers. Under the agreement, the Company pays a monthly fee for this technology based on the number of devices installed across the Company’s fleet. The agreement was terminated in September 2022. During the years ended December 31, 2022 and 2021, the Company recognized expense of approximately $0 million and $0.6 million, respectively, related to this software technology, and $0 million and $0.1 million was owed as of December 31, 2022 and 2021, respectively.

Accrued Interest - Related Party

The Company’s accrued interest - related party consists of the accrued interest payments on stockholders’ and related party debt. Accrued interest - related party was $1.0 million and $2.7 million as of December 31, 2022 and 2021, respectively.

Sheehy Settlement Agreement

On September 27, 2022, EVO, Sheehy Mail Contractors, Inc. ("Sheehy"), Sheehy Enterprises, Inc. (“SEI”), North American Dispatch Systems, LLC (“NADS”), John Sheehy (“J. Sheehy”), Robert Sheehy (“R. Sheehy” and, together with SEI, NADS and J. Sheehy, the “Sheehy Parties”) entered into a Settlement Agreement (the “Sheehy Settlement Agreement”) which consummated the following: (i) terminated the services agreement with NADS with the receipt of $0.1 million over multiple installments through August 31, 2023; (ii) Sheehy agreed to pledge $0.8 million in cash collateral held in the SEI captive insurance member account, under the CSPA, on or before March 1, 2024; (iii) modified an equipment lease between Sheehy and SEI; and (iv) SEI waived and agreed to not exercise the $1.2 million put right with the receipt of $0.1 million over multiple installments through December 31, 2023. Accordingly, EVO is no longer obligated to redeem the common stock held by SEI. As of December 31, 2022 and 2021, redeemable common stock was $0 and $1.2 million, respectively.

Off Balance Sheet Arrangements - Collateral Security Pledge Agreement

On January 2, 2019 EVO acquired all of the outstanding equity interests in Sheehy. Sheehy is engaged in the business of fulfilling government contracts for freight trucking services, as well as providing freight trucking services to non-government entities. On January 31, 2019, the Company entered into a letter agreement with SEI, to satisfy the Sheehy captive insurance security deposit requirement for 2019 (see Note 10, Commitments and Contingencies – Off Balance Sheet Arrangements – Captive Insurance). The letter agreement references a Collateral Security Pledge Agreement among SEI, Sheehy and the insurance captive (“CSPA”). In connection with the Sheehy Settlement Agreement, Sheehy pledged $0.8 million in cash collateral held in the SEI captive insurance member account, under the CSPA, on or before March 1, 2024, and SEI agreed to continue its collateral pledge until that time.

Creditor Exchange Agreements

As noted in Note 5, Debt, Danny Cuzick, John and Ursula Lampsa and Billy (Trey) Peck Jr. exchanged historical promissory notes issued by EVO and its subsidiaries for (i) warrants to purchase shares of EVO common stock; (ii) a $75,000 payment and (iii) the Takeback Notes resulting in a restructuring gain of approximately $9.0 million recorded within additional paid-in-capital as of December 31, 2022.

Amendments to Leases

In connection with the Recapitalization Transactions, Ursa Major Corporation, a wholly-owned subsidiary of EVO (“Ursa”), entered into two separate lease amendments with Ursa Oak Creek LLC and Ursa Group LLC. The amendments provided that the monthly “offset payments” under Ursa’s leases will continue until the earliest of (i) September 8, 2027, (ii) the date that the Takeback Note issued to John and Ursula Lampsa is satisfied in full, and (iii) the date the lease is terminated other than for Ursa’s breach. See Note 5, Debt, for further information regarding the Takeback Notes.

Purchase of Fixed Assets

On October 15, 2019, EVO entered into an agreement with an existing stockholder to purchase used CNG tractors in exchange for 1,174,800 shares of EVO’s common stock and a warrant to purchase 1,174,800 shares of EVO’s common stock at an exercise price of $2.50 per share. Although the transaction was not consummated, the Company recorded $3.5 million related to the tractors within property and equipment, net on its consolidated balance sheets included in this annual report, with an associated $3.5 million related to EVO’s obligation to issue the common stock and the warrant to purchase common stock within common stock issuable. In October 2023, EVO, the stockholder and his affiliated company entered into a settlement agreement to mutually rescind the transaction.

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

Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. In considering a director’s independence, the Board considers any related party transactions that currently exist or have occurred during the timeframes specified by NASDAQ Listing Rule 5605(a)(2) and whether the director has any relationships that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board determined that Messrs. Anderson, Coelho, Smith and Zyngier are “independent” within the meaning of NASDAQ Listing Rules. Messrs. Bansal, Bayles and Posner are not independent directors.

Item 14. Principal Accounting Fees and Services

The following summarizes the fees we were billed for audit and non-audit services rendered for the fiscal years ended December 31, 2022 and 2021. Marcum LLP ("Marcum") was our independent registered public accounting firm from January 7, 2019 until September 1, 2021, when the Audit Committee approved the dismissal of Marcum and appointed Grant Thornton LLP ("Grant Thornton") as our independent registered public accounting firm, whose PCAOB Firm ID is 248.

Audit Fees

Audit fees consist primarily of audit work performed in preparation of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Grant Thornton’s audit fees billed were $726,276 and $706,288 for the years ended December 31, 2022 and 2021, respectively.

Audit-Related Fees

Audit-related fees consist of fees charged by our accountants for assurance and related services that are related to the performance of the audit or review of our annual and quarterly financial statements. Grant Thornton's audit-related fees billed were $0 and $0 for the years ended December 31, 2022 and 2021, respectively.

Tax Fees

Tax fees consist of fees for professional services rendered by our accountants for tax compliance, tax advice, and tax planning. Grant Thornton's tax fees billed were $0 and $0 for the years ended December 31, 2022 and 2021, respectively.

All Other Fees

Other fees consist of fees for products and services provided by our accountants other than the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. Other fees billed by Grant Thornton in the fiscal years ended December 31, 2022 and 2021 were $0 and $0, respectively.

Audit Committee’s Pre-Approval Process

On February 7, 2019, the Board established the Audit Committee. Under our current policy, the Audit Committee approves in advance all fees and services provided by our independent registered public accounting firm. The Audit Committee pre-approved all audit and permissible non-audit services performed by our independent registered public accounting firm for the years ended December 31, 2022 and 2021.

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

2.6	Equity Purchase Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
2.7	Acquisition Option Agreement dated September 5, 2018 between EVO Transportation & Energy Services, Inc., Sheehy Enterprises, Inc., Sheehy Mail Contractors, Inc., John Sheehy, and Robert Sheehy (18)
2.8	Agreement and Plan of Merger dated December 15, 2018 between EVO Transportation & Energy Services, Inc., Ursa Major Corporation, EVO Merger Sub, Inc., John Lampsa and Ursula Lampsa (21)
2.9	Stock Purchase Agreement dated December 15, 2018 between EVO Equipment Leasing, LLC, John Lampsa and Ursula Lampsa (21)
2.10	Amendment to Agreement and Plan of Merger dated February 1, 2019 between EVO Transportation & Energy Services, Inc., EVO Merger Sub, Inc., Ursa Major Corporation, John Lampsa, and Ursula Lampsa (24)
2.11	Amendment to Stock Purchase Agreement dated February 1, 2019 between EVO Equipment Leasing, LLC, John Lampsa, and Ursula Lampsa (24)
2.12	Stock Purchase and Exchange dated July 15, 2019 between EVO Transportation & Energy Services, Inc., James C. Finkle, Jr., and Clifford Finkle IV (28)
2.13	Stock Exchange Agreement dated September 16, 2019, between EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (29)
2.14	Stock Purchase Agreement dated September 16, 2019, between EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (29)
2.15	Membership Interest Purchase Agreement dated September 16, 2019, among EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC, Matthew Ritter, and Michael Ritter (29)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (8)
3.3	Certificate of Amendment to Certificate of Incorporation (10)
3.4	Certificate of Designation of Rights and Preferences of Series A Preferred Stock of EVO Transportation & Energy Services, Inc. (14)
3.5	Amended and Restated Bylaws (45)
3.6	Certificate of Designation of Rights and Preferences of Series B Preferred Stock of EVO Transportation & Energy Services, Inc. (36)
3.7	Certificate of Designations of Series C Non-Participating Preferred Stock of EVO Transportation & Energy Services, Inc., dated March 11, 2022 (45)
3.8	Amended and Restated Bylaws of EVO Transportation & Energy Services, Inc., dated March 18, 2022 (45)
3.9	Certificate of Designations of Series D Non-Participating Preferred Stock of EVO Transportation & Energy Services, Inc., dated July 13, 2022 (47)
4.1	Loan Agreement, dated as of December 31, 2014, by and between Titan El Toro, LLC and FirstCNG LLC and Tradition Capital Bank (2)
4.2	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.3	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Damon R. Cuzick (4)
4.4	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Theril H. Lund (4)
4.5	Convertible Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Thomas J. Kiley (4)
4.6	Senior Promissory Note, dated February 1, 2017, by Minn Shares Inc. in favor of Danny R. Cuzick (4)
4.7	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Danny R. Cuzick (4)
4.8	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Damon R. Cuzick (4)

4.9	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Theril H. Lund (4)
4.10	Working Capital Note, dated February 1, 2017, by Minn Shares in favor of Thomas J. Kiley (4)
4.11	Promissory Note, dated February 1, 2017, by Environmental Alternative Fuels, LLC in favor of Danny R. Cuzick (4)
4.12	Amendment to Promissory Note, dated April 2, 2018, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (14)
4.13	Covenant Waiver Letter, dated February 21, 2019, from Tradition Capital Bank (25)
4.14

Financing Agreement, dated September 16, 2019, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (29)

4.15

Forbearance Agreement and Incremental Amendment to Financing Agreement, dated February 27, 2020, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (35)

4.16

Amendment to Forbearance Agreement and Second Incremental Amendment to Financing Agreement, dated March 24, 2020, among EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (36)

4.17

Second Amendment to Forbearance Agreement and Omnibus Amendment to Loan Documents dated October 20, 2020 between EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent. (39)

4.18

Loan Agreement dated December 14, 2020 between EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (40)

4.19

Second Omnibus Amendment to Loan Documents dated December 14, 2020 between EVO Transportation & Energy Services, Inc., each subsidiary of EVO Transportation & Energy Services, Inc., various lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent and collateral agent (40)

4.20

Modification Agreement dated December 22, 2020 between EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (40)

4.21

Second Modification Agreement dated December 23, 2020 between EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC, Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (40)

4.22

Senior Secured Loan and Executive Loan Agreement dated March 11, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (45)

4.23

Loan Extension Agreement dated May 31, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (46)

4.24

Second Loan Extension Agreement dated June 30, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (47)

4.25

Third Loan Extension Agreement dated July 8, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (47)

4.26

Fourth Loan Extension Agreement dated July 15, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (48)

4.27

Fifth Loan Extension Agreement dated August 12, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Thomas J. Abood, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (49)

10.1+	Employment Agreement, dated February 1, 2017, between Minn Shares Inc. and Damon R. Cuzick (4)

10.2	Lease Contract, effective December 19, 2015, between South Coast Air Quality Management District and Titan Diamond Bar LLC (2)
10.3	Line Extension Contract, dated April 3, 2014, between Southern California Gas Company and EVO CNG, LLC (8)
10.4	Fuel Purchase Agreement, dated April 12, 2013, between Environmental Alternative Fuels, LLC and Central Freight Lines, Inc. (8)
10.5	Incremental Natural Gas Facilities Agreement, dated February 24, 2014, between Southwest Gas Corporation and Environmental Alternative Fuels, LLC (8)
10.6	Service Agreement for Transportation of Customer Secured Natural Gas dated October 2, 2014 by and between Southwest Gas Corporation and Environmental Alternative Fuels, LLC (8)
10.7	Fuel Purchase Agreement, dated January 11, 2013, between Environmental Alternative Fuels, LLC and Sheehy Mail Contractors, Inc. (8)
10.8	Master Retail Gas Sales Agreement, dated November 1, 2013, between Integrys Energy Services – Natural Gas, LLC and EVO CNG, LLC (8)
10.9	Fuel Purchase Agreement, dated October 1, 2013, between EAF and Central Freight Lines, Inc. (8)
10.10	Natural Gas Service and Pipeline Agreement, dated November 12, 2014, between EAF and LDC, LLC (8)
10.11	Form of Subscription Agreement (9)
10.12	Form of Warrant (9)
10.13	Share Escrow Agreement, dated March 20, 2018, between EVO Transportation & Energy Services, Inc. and the shareholders party thereto. (14)
10.14	EVO Transportation & Energy Services, Inc. 2018 Stock Incentive Plan (17)
10.15	Form of EVO Transportation & Energy Services, Inc. Option Agreement (17)
10.16	Form of Subscription Agreement (15)
10.17	Promissory Note dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.18	Stock Pledge Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.19	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc., Thunder Ridge Transport, Inc., and Billy (Trey) Peck Jr. (13)
10.20+	Employment Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.21	Subscription Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (13)
10.22	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($3.00) (13)
10.23	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($5.00) (13)
10.24	Warrant dated June 1, 2018 issued to Billy (Trey) Peck Jr. ($7.00) (13)
10.25	Note Purchase Agreement dated July 20, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (16)
10.26	Security Agreement dated June 1, 2018 between EVO Transportation & Energy Services, Inc. and Dan Thompson II LLC. (16)
10.27	Transportation Services Proposal & Contract for Regular Service (Contract No. 430Q8) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.28	Transportation Services Proposal & Contract for Regular Service (Contract No. 913A7) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.29	Transportation Services Proposal & Contract for Regular Service (Contract No. 995L2) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.30	Transportation Services Proposal & Contract for Regular Service (Contract No. 995L3) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.31	Transportation Services Proposal & Contract for Regular Service (Contract No. 945L3) between Thunder Ridge Transport Inc. and United States Postal Service. (20)
10.32	Equipment Lease Agreement dated January 2, 2019 between Sheehy Enterprises, Inc. and Sheehy Mail, Inc. (22)
10.33	Promissory Note dated February 1, 2019 between EVO Equipment Leasing, LLC, John Lampsa, and Ursula Lampsa (24)

10.34	Amendment to Equipment Lease Agreement dated April 15, 2019 between Sheehy Enterprises, Inc. and Sheehy Mail Contractors, Inc. (25)
10.35	Amendment to Equity Purchase Agreement dated December 26, 2018 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.36	Amendment to Equity Purchase Agreement dated February 28, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.37	Amendment to Equity Purchase Agreement dated April 12, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.38	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (25)
10.39	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Damon R. Cuzick (25)
10.40	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Theril H. Lund (25)
10.41	Amendment to Promissory Note, dated April 22, 2019, between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick on behalf of Thomas J. Kiley (25)
10.42	Amendment to Equity Purchase Agreement dated April 30, 2019 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (25)
10.43+	Employment Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and Clifford Finkle IV (28)
10.44+	Employment Agreement dated July15, 2019 between EVO Transportation & Energy Services, Inc. and James C. Finkle Jr. (28)
10.45+	Employment Agreement dated July22, 2019 between EVO Transportation & Energy Services, Inc. and Eugene S. Putnam, Jr. (28)
10.46+	Employment Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Michael Ritter (29)
10.47	Side Letter Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital LP (29)
10.48	Subordination Agreement, dated September 16, 2019, between EVO Transportation & Energy Services, Inc., Danny Cuzick, and Cortland Capital Market Services LLC (29)
10.49	Subordination Agreement, dated September 16, 2019, between Environmental Alternative Fuels, LLC, Danny Cuzick, and Cortland Capital Market Services LLC (29)
10.50	Amendment to Promissory Note, dated August 30, 2019, between John Lampsa and Ursula Lampsa and EVO Equipment Leasing, LLC (29)
10.51	Extension of the Original Equity Purchase Agreement and Amendments Thereto, dated August 30, 2019, between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (29)
10.52	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (29)
10.53	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (29)
10.54+	Option Agreement, dated September 23, 2019, between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (30)
10.55+	Option Agreement, dated July 22, 2019, between EVO Transportation & Energy Services, Inc. and Eugene S. Putnam, Jr. (30)
10.56+	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Corbin ERISA Opportunity Fund Ltd. (33)
10.57	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (34)
10.58	Warrant, dated September 16, 2019, between EVO Transportation & Energy Services, Inc. and Corbin ERISA Opportunity Fund Ltd. (34)
10.59	Warrant, dated February 27, 2020, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (35)
10.60	Waiver and Warrant Agreement, dated March 26, 2020, between EVO Transportation & Energy Services, Inc. and Danny Cuzick (36)

10.61	Waiver and Agreement to Issue Warrant, dated March 31, 2020, between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (37)
10.62	Note dated April 15, 2020 issued by EVO Transportation & Energy Services, Inc. to BOKF, N.A. (dba Bank of Oklahoma) (38)
10.63+	Amended and Restated Executive Employment Agreement dated April 10, 2020 between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (38)
10.64	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Midwest Bank (41)
10.65	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Dan Thompson II, LLC ($2.50) (41)
10.66	Warrant Agreement dated March 17, 2021 between EVO Transportation & Energy Services, Inc. and Dan Thompson II, LLC ($0.01) (41)
10.67	Office Lease dated November 27, 2019 between EVO Transportation & Energy Services, Inc. and LPC Corridors, LLC (42)
10.68	Commercial Lease Agreement dated November 1, 2019 between Thunder Ridge Transport, Inc. and Apple Moving, Inc. (42)
10.69	Lease dated February 1, 2019 between Ursa Major Corporation and Ursa Group, LLC (42)
10.70	Lease dated February 1, 2019 between Ursa Major Corporation and Ursa Oak Creek LLC (42)
10.71	Lease Agreement dated September 30, 2018 between Thunder Ridge Transport, Inc. and ST Equity Properties, LLC (42)
10.72	Lease – Business Property dated January 29, 2018 between Sheehy Mail Contractors, Inc. and Penta Partners, LLC (42)
10.73	Ground Lease Agreement dated March 4, 2022 between Transport Leasing Inc. and 1230 McCarter Highway, LLC (59)
10.74	Storage Parking Lease dated March 1, 2012 between John W. Ritter Trucking Incorporated and Allen Robinson (42)
10.75	First Amendment to Commercial Lease Agreement dated February 4, 2021 between EVO Transportation, Inc. and Anne Arundel Development Group, LLC (42)
10.76	Lease dated October 31, 2019 between EVO Transportation & Energy Services, Inc. and Ailanthus L.L.C. (42)
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

10.85	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (45)
10.86	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Thomas J. Abood (45)
10.87	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Damon R. Cuzick (45)
10.88	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Bridgewest Growth Fund LLC (45)
10.89	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Batuta Capital Advisors LLC (45)
10.90	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (45)
10.91	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Damon R. Cuzick (45)
10.92	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Theril H. Lund (45)
10.93	Warrant dated March 11, 2022 between EVO Transportation & Energy Services, Inc. and Thomas J. Kiley (45)

10.94	Lease Renewal Agreement dated March 21, 2022 between EVO Transportation & Energy Services, Inc. and HP Lumina, LLC (45)
10.95	Board Observer Agreement dated May 31, 2022 between EVO Transportation & Energy Services, Inc. and Danny R. Cuzick (46)
10.96	Indemnification Agreement dated May 31, 2022 between EVO Transportation & Energy Services, Inc. and Chetan Bansal (46)
10.97	Indemnification Agreement dated May 31, 2022 between EVO Transportation & Energy Services, Inc. and Raph Posner (46)
10.98	Amended and Restated Option Agreement dated March 18, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick (59)
10.99	Amended and Restated Option Agreement dated March 18, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick (59)
10.100+	Amendment to Executive Employment Agreement dated November 4, 2020 between EVO Transportation & Energy Services, Inc. and Thomas Abood (59)
10.101+	Amendment to Executive Employment Agreement effective January 1, 2021 between EVO Transportation & Energy Services, Inc. and Damon Cuzick (59)
10.102+	Second Amendment to Executive Employment Agreement effective January 1, 2021 between EVO Transportation & Energy Services, Inc. and Billy (“Trey”) Peck, Jr. (59)
10.103	Securities Purchase Agreement dated September 8, 2022 by and among EVO Transportation & Energy Services, Inc., EVO Holding Company, LLC and Antara Capital Master Fund LP (50)
10.104	Exchange Agreement dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick (50)
10.105	Exchange Agreement dated September 8, 2022 between EVO Transportation & Energy Services, Inc., EVO Equipment Leasing, LLC, and John and Ursula Lampsa (50)
10.106	Exchange Agreement dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (50)
10.107	Exchange Agreement dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Mohsin Meghji (50)
10.108	Exchange Agreement dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Robert Mendola (50)
10.109	Unsecured Promissory Note dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick (50)
10.110	Unsecured Promissory Note dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and John and Ursula Lampsa (50)
10.111	Unsecured Promissory Note dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. (50)
10.112	Unsecured Promissory Note dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Mohsin Meghi (50)
10.113	Unsecured Promissory Note dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Robert Mendola (50)
10.114

Amended and Restated Limited Liability Company Operating Agreement dated September 8, 2022 between EVO Holding Company, LLC, EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (50)

10.115

Sixth Loan Extension Agreement dated September 8, 2022 between and among EVO Transportation & Energy Services, Inc., certain of its subsidiaries as guarantors, Antara Capital Master Fund LP, Damon R. Cuzick, Bridgewest Growth Fund LLC, and Batuta Capital Advisors LLC (50)

10.116	First Amendment to Loan and Security Agreement dated September 8, 2022 between EVO Transportation & Energy Services, Inc., Thunder Ridge Transport, Inc., Billy (Trey) Peck Jr., and Clean Energy (50)
10.117	First Amendment of Lease dated September 8, 2022 between Ursa Major Corporation and Ursa Oak Creek LLC (50)
10.118	First Amendment of Lease dated September 8, 2022 between Ursa Major Corporation and Ursa Group LLC (50)
10.119	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (immediately exercisable) (50)
10.120	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Antara Capital Master Fund LP (14C warrant) (50)
10.121	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick ($0.0001) (50)
10.122	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Danny Cuzick ($0.53) (50)

10.123	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and John and Ursula Lampsa ($0.0001) (50)
10.124	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and John and Ursula ($0.53) (50)
10.125	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. ($0.0001) (50)
10.126	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Billy (Trey) Peck Jr. ($0.53) (50)
10.127	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Mohsin Meghji ($0.0001) (50)
10.128	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Mohsin Meghji ($0.53) (50)
10.129	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Robert Mendola ($0.0001) (50)
10.130	Warrant dated September 8, 2022 between EVO Transportation & Energy Services, Inc. and Robert Mendola ($0.53) (50)
10.131+	Executive Employment Agreement between EVO Transportation & Energy Services, Inc. and Bruce Kalem, dated and effective as of February 8, 2023 (53)
10.132	Settlement Agreement, dated April 14, 2023, among Titan CNG, LLC, EVO Transportation & Energy Services, Inc., Falcon Capital, LLC and Scott Honour (54)
10.133	Unsecured Promissory Note, dated April 14, 2023, by EVO Transportation & Energy Services, Inc. in favor of Falcon Capital, LLC (54)
10.134

Third Modification Agreement, dated April 19, 2023, among EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC and Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (54)

10.135+	Annual Incentive Plan of EVO Transportation & Energy Services, Inc. (55)
10.136+	Form of Restricted Stock Unit Award Agreement (Employees) (55)
10.137+	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (55)
10.138

Fourth Modification Agreement, dated June 15, 2023, among EVO Holding Company, LLC, Ritter Transport, Inc., John W. Ritter Trucking, Inc., Johmar Leasing Company, LLC and Ritter Transportation Systems, Inc., as the Borrowers, EVO Transportation & Energy Services, Inc., as Guarantor, and Commerce Bank of Arizona, Inc. (56)

10.139+	Executive Employment Agreement between EVO Transportation & Energy Services, Inc. and Michael Bayles, dated and effective as of July 10, 2023 (57)
10.140	Asset Purchase and Sale Agreement and Joint Escrow Instructions (Tolleson), dated July 20, 2023, between Environmental Alternative Fuels, LLC and Clean Energy. (58)
10.141	Asset Purchase and Sale Agreement and Joint Escrow Instructions (Oak Creek), dated July 20, 2023, between Environmental Alternative Fuels, LLC and Clean Energy. (58)
10.142	Equipment Purchase Agreement, dated July 20, 2023, between Environmental Alternative Fuels, LLC and California Clean Energy, Inc. (58)
10.143+	Executive Employment Agreement between EVO Transportation & Energy Services, Inc. and James Faught, dated and effective as of September 1, 2023 (60)
10.144*+	Third Amendment to Executive Employment Agreement effective June 23, 2023 between EVO Transportation & Energy Services, Inc. and Billy (“Trey”) Peck, Jr.
10.145*	Commercial Contract - Unimproved Property, dated June 2, 2023, between Environmental Alternative Fuels, LLC and Brazos De Santos Partners, Ltd.
10.146*	First Amendment to Asset Purchase and Sale Agreement and Joint Escrow Instructions (Tolleson), dated October 12, 2023, between Environmental Alternative Fuels, LLC and Clean Energy.
10.147*	First Amendment to Asset Purchase and Sale Agreement and Joint Escrow Instructions (Oak Creek), dated October 12, 2023, between Environmental Alternative Fuels, LLC and Clean Energy.
14.1	Code of Conduct for Officers and Directors (5)
16.1	Letter from Lurie, LLP to the Securities and Exchange Commission dated February 7, 2017 (6)
16.2	Letter from Lurie, LLP to the Securities and Exchange Commission dated April 17, 2017 (7)
16.3	Letter from EKS&H LLLP to the Securities and Exchange Commission dated October 2, 2018 (19)
16.4	Letter from Plante & Moran, PLLC to the Securities and Exchange Commission dated January 11, 2019 (23)
16.5	Letter from Marcum LLP to the Securities and Exchange Commission dated September 8, 2021 (43)
17.1	Resignation Letter dated October 5, 2022 from Scott M. Honour (51)
17.2	Letter dated October 17, 2022 from Scott M. Honour (52)

21.1*	Subsidiaries of EVO Transportation & Energy Services, Inc.
31.1*

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2022

31.2*

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended December 31, 2022

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
(45)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 29, 2022 and incorporated herein by reference.
(46)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 6, 2022 and incorporated herein by reference.
(47)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 15, 2022 and incorporated herein by reference.
(48)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 21, 2022 and incorporated herein by reference.
(49)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 17, 2022 and incorporated herein by reference.
(50)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 14, 2022 and incorporated herein by reference.
(51)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on October 12, 2022 and incorporated herein by reference.
(52)
Filed as an exhibit to the Company’s current report on Form 8-K/A filed with the SEC on October 19, 2022 and incorporated herein by reference.
(53)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 21, 2023 and incorporated herein by reference.
(54)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 20, 2023 and incorporated herein by reference.
(55)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 5, 2023 and incorporated herein by reference.
(56)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 21, 2023 and incorporated herein by reference.
(57)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 17, 2023 and incorporated herein by reference.
(58)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 26, 2023 and incorporated herein by reference.
(59)
Filed as an exhibit to the Company’s current report on Form 10-K filed with the SEC on June 30, 2022 and incorporated herein by reference.
(60)
Filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 8, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVO TRANSPORTATION & ENERGY SERVICES, INC.

Date: November 16, 2023	By:	/s/ Michael Bayles
Michael Bayles
Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Michael Bayles	Chief Executive Officer & Director	November 16, 2023
Michael Bayles

/s/ James Faught	Chief Financial Officer	November 16, 2023
James Faught

/s/ Raj Kapur	Chief Accounting Officer	November 16, 2023
Raj Kapur

/s/ Alexandre Zyngier	Director	November 16, 2023
Alexandre Zyngier

/s/ Chetan Bansal	Director	November 16, 2023
Chetan Bansal

/s/ Raph Posner	Director	November 16, 2023
Raph Posner

/s/ Mark M. Anderson	Director	November 16, 2023
Mark M. Anderson

/s/ Scott Smith	Director	November 16, 2023
Scott Smith

/s/ Tony Coelho	Director	November 16, 2023
Tony Coelho